Form 10-Q
period 2021-09-30
Genpact LTD
filed 2021-11-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2021
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
Yes ☐ No ☒
As of November 2, 2021, there were 188,060,328 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2020	As of September 30, 2021
Assets
Current assets
Cash and cash equivalents	4	$680,440	$922,475
Accounts receivable, net of allowance for credit losses of $27,707 and $29,527 as of December 31, 2020 and September 30, 2021, respectively	5	881,020	951,171
Prepaid expenses and other current assets	8	187,408	201,598
Total current assets		$1,748,868	$2,075,244

Property, plant and equipment, net	9	231,122	207,920
Operating lease right-of-use assets		304,714	273,587
Deferred tax assets	23	106,674	108,871
Intangible assets, net	10	236,732	171,008
Goodwill	10	1,695,688	1,685,684
Contract cost assets	20	225,897	240,378
Other assets, net of allowance for credit losses of $3,134 and $2,593 as of December 31, 2020 and September 30, 2021, respectively		323,818	286,439
Total assets		$4,873,513	$5,049,131

Liabilities and equity
Current liabilities
Short-term borrowings	11	$250,000	$—
Current portion of long-term debt	12	33,537	383,293
Accounts payable		13,910	24,834
Income taxes payable	23	41,941	110,019
Accrued expenses and other current liabilities	13	806,769	735,980
Operating leases liability		56,479	58,222
Total current liabilities		$1,202,636	$1,312,348

Long-term debt, less current portion	12	1,307,371	1,280,571
Operating leases liability		289,363	254,347
Deferred tax liabilities	23	1,516	1,237
Other liabilities	14	238,398	247,742
Total liabilities		$3,039,284	$3,096,245

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,045,661 and 188,056,571 issued and outstanding as of December 31, 2020 and September 30, 2021, respectively		1,885	1,876
Additional paid-in capital		1,636,026	1,690,250
Retained earnings		741,658	830,372
Accumulated other comprehensive income (loss)		(545,340)	(569,612)
Total equity		$1,834,229	$1,952,886
Commitments and contingencies	25
Total liabilities and equity		$4,873,513	$5,049,131
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2020	2021	2020	2021
Net revenues	20	$935,523	$1,015,737	$2,758,809	$2,949,934
Cost of revenue		605,829	653,686	1,804,492	1,887,596
Gross profit		$329,694	$362,051	$954,317	$1,062,338
Operating expenses:
Selling, general and administrative expenses		198,335	215,957	581,989	620,857
Amortization of acquired intangible assets	10	10,235	13,898	31,673	44,624
Other operating (income) expense, net	21	(3,518)	(93)	14,991	(217)
Income from operations		$124,642	$132,289	$325,664	$397,074
Foreign exchange gains (losses), net		(2,402)	2,733	11,611	11,529
Interest income (expense), net	22	(12,757)	(12,765)	(38,072)	(38,198)
Other income (expense), net	24	960	1,480	946	8,966
Income before income tax expense		$110,443	$123,737	$300,149	$379,371
Income tax expense	23	25,008	21,351	66,855	83,008
Net income		$85,435	$102,386	$233,294	$296,363
Earnings per common share	18
Basic		$0.45	$0.55	$1.22	$1.58
Diluted		$0.43	$0.53	$1.19	$1.54
Weighted average number of common shares used in computing earnings per common share	18
Basic		190,949,108	187,856,026	190,705,671	187,945,234
Diluted		196,655,140	193,159,929	196,100,067	192,885,252

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net income	$85,435	$102,386	$233,294	$296,363
Other comprehensive income:
Currency translation adjustments	36,106	(9,043)	(36,959)	(36,721)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	19,856	7,789	(18,893)	10,321
Retirement benefits, net of taxes	301	497	2,383	2,128
Other comprehensive income (loss)	56,263	(757)	(53,469)	(24,272)
Comprehensive income (loss)	$141,698	$101,629	$179,825	$272,091

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2020
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614
Issuance of common shares on exercise of options (Note 16)	203,306	2	4,271	—	—	4,273
Issuance of common shares under the employee stock purchase plan (Note 16)	67,639	1	2,567	—	—	2,568
Net settlement on vesting of restricted share units (Note 16)	151,419	2	(4,258)	—	—	(4,256)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(739,790)	(8)	—	(28,544)	—	(28,552)
Expenses related to stock repurchase (Note 17)	—	—	—	(15)	—	(15)
Stock-based compensation expense (Note 16)	—	—	19,487	—	—	19,487
Comprehensive income (loss):
Net income (loss)	—	—	—	85,435	—	85,435
Other comprehensive income (loss)	—	—	—	—	56,263	56,263
Dividend ($0.0975 per common share, Note 17)	—	—	—	(18,637)	—	(18,637)
Balance as of September 30, 2020	190,403,947	$1,900	$1,612,084	$748,621	$(585,425)	$1,777,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2020
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 16)	542,634	6	10,863	—	—	10,869
Issuance of common shares under the employee stock purchase plan (Note 16)	241,953	3	8,389	—	—	8,392
Net settlement on vesting of restricted share units (Note 16)	380,625	4	(7,725)	—	—	(7,721)
Net settlement on vesting of performance units (Note 16)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 17)	(1,781,978)	(18)	—	(73,534)	—	(73,552)
Expenses related to stock purchase (Note 17)	—	—	—	(36)	—	(36)
Stock-based compensation expense (Note 16)	—	—	55,818	—	—	55,818
Comprehensive income (loss):
Net income (loss)	—	—	—	233,294	—	233,294
Other comprehensive income (loss)	—	—	—	—	(53,469)	(53,469)
Dividend ($0.2925 per common share, Note 17)	—	—	—	(55,775)	—	(55,775)
Balance as of September 30, 2020	190,403,947	$1,900	$1,612,084	$748,621	$(585,425)	$1,777,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2021	187,350,298	$1,869	$1,657,756	$748,199	$(568,855)	$1,838,969
Issuance of common shares on exercise of options (Note 16)	511,813	5	11,732	—	—	11,737
Issuance of common shares under the employee stock purchase plan (Note 16)	60,374	1	2,818	—	—	2,819
Net settlement on vesting of restricted share units (Note 16)	134,086	1	(3,535)	—	—	(3,534)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	—	—	—	—	—	—
Expenses related to stock purchase (Note 17)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	21,485	—	—	21,485
Others	—	—	(6)	—	—	(6)
Comprehensive income (loss):
Net income (loss)	—	—	—	102,386	—	102,386
Other comprehensive income (loss)	—	—	—	—	(757)	(757)
Dividend ($0.1075 per common share, Note 17)	—	—	—	(20,213)	—	(20,213)
Balance as of September 30, 2021	188,056,571	$1,876	$1,690,250	$830,372	$(569,612)	$1,952,886

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 16)	1,020,125	11	20,902	—	—	20,913
Issuance of common shares under the employee stock purchase plan (Note 16)	216,378	2	8,871	—	—	8,873
Net settlement on vesting of restricted share units (Note 16)	264,376	3	(5,845)	—	—	(5,842)
Net settlement on vesting of performance units (Note 16)	1,102,440	11	(28,302)	—	—	(28,291)
Stock repurchased and retired (Note 17)	(3,592,409)	(36)	—	(147,116)	—	(147,152)
Expense related to stock purchase (Note 17)	—	—	—	(72)	—	(72)
Stock-based compensation expense (Note 16)	—	—	58,604	—	—	58,604
Others	—	—	(6)	—	—	(6)
Comprehensive income (loss):
Net income (loss)	—	—	—	296,363	—	296,363
Other comprehensive income (loss)	—	—	—	—	(24,272)	(24,272)
Dividend ($0.3225 per common share, Note 17)	—	—	—	(60,461)	—	(60,461)
Balance as of September 30, 2021	188,056,571	$1,876	$1,690,250	$830,372	$(569,612)	$1,952,886

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2020	2021
Operating activities
Net income	$233,294	$296,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,273	82,344
Amortization of debt issuance costs	1,685	1,969
Amortization of acquired intangible assets	31,673	44,624
Write-down of intangible assets and property, plant and equipment	10,647	915
Allowance for credit losses	3,226	2,412
Unrealized loss (gain) on revaluation of foreign currency asset/liability	6,164	(4,252)
Stock-based compensation expense	55,818	58,604
Deferred tax benefit	(9,287)	(6,236)
Write-down of operating lease right-of-use assets and other assets	10,244	—
Others, net	(1,131)	806
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	49,299	(78,626)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(148,909)	43,071
Increase (decrease) in accounts payable	(2,646)	11,138
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	44,830	(74,085)
Increase in income taxes payable	52,033	68,430
Net cash provided by operating activities	$425,213	$447,477
Investing activities
Purchase of property, plant and equipment	(47,932)	(31,385)
Payment for internally generated intangible assets (including intangibles under development)	(8,391)	(3,907)
Proceeds and recovery from sale of property, plant and equipment and intangible assets	447	4,511
Payment for business acquisitions, net of cash acquired	—	(6,613)
Proceed from sale of investment	—	142
Net cash (used for) investing activities	$(55,876)	$(37,252)
Financing activities
Repayment of finance lease obligations	(7,240)	(8,659)
Payment of debt issuance costs	(620)	(3,018)
Proceeds from long-term debt	—	350,000
Repayment of long-term debt	(25,500)	(25,500)
Proceeds from short-term borrowings	455,000	—
Repayment of short-term borrowings	(280,000)	(250,000)
Proceeds from issuance of common shares under stock-based compensation plans	19,261	29,786
Payment for net settlement of stock-based awards	(33,157)	(33,467)
Payment of earn-out consideration	—	(2,556)
Dividend paid	(55,775)	(60,461)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(73,588)	(147,224)
Others	—	(6)
Net cash (used for) financing activities	$(1,619)	$(151,105)
Effect of exchange rate changes	(31,415)	(17,085)
Net increase in cash and cash equivalents	367,718	259,120
Cash and cash equivalents at the beginning of the period	467,096	680,440
Cash and cash equivalents at the end of the period	$803,399	$922,475
Supplementary information
Cash paid during the period for interest	$28,160	$25,715
Cash paid during the period for income taxes, net of refund	$131,456	$38,040
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has approximately 105,400 employees serving clients in key industry verticals from more than 30 countries.

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
(Unaudited)
(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 16% and 10% of the Company’s receivables as of December 31, 2020 and September 30, 2021, respectively. GE accounted for 12% and 13% of the Company’s revenues for the three and nine months ended September 30, 2020, respectively and 9% and 10% of the Company’s revenues for the three and nine months ended September 30, 2021, respectively.

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

The Company adopted ASU 2016-13, ASU 2019-05 and ASU 2019-11 beginning January 1, 2020, including interim periods in fiscal year 2020.

In October 2020, the FASB issued ASU No. 2020-09, “Codification Improvements to Topic 470, Debt— Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” The SEC in its Release No. 33-10762 in March 2020 has adopted new rules on financial disclosure requirements for guarantors and issuers of guaranteed securities and affiliates whose securities collateralize issuers’ securities. This ASU revises certain SEC paragraphs of the FASB’s Accounting Standards Codification (ASC) to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762. The amended rules were effective January 4, 2021 but early compliance was permitted. The Company adopted the amended rules issued by the SEC in its Release No. 33-10762 in the first quarter of 2020. Accordingly, the Company has already adopted the amendments under this ASU, and the disclosures related to guarantor financial information have been omitted from the Notes to the Consolidated Financial Statements and included under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions

(a) Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of September 30, 2021. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

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

(b) SomethingDigital.Com LLC

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378. The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253, which was received in the three months ended March 31, 2021. This acquisition supported the Company’s strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on the Company’s existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expanded the Company’s capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based ecommerce platform for high volume merchants.

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

(c) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470 resulting in a payable of $22,199. $5,166 of the total purchase consideration remains payable as of September 30, 2021. This acquisition expanded the Company’s capabilities in improving customer experience.

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

4. Cash and cash equivalents

	As of December 31, 2020	As of September 30, 2021
Cash and other bank balances	680,440	922,475
Total	$680,440	$922,475

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Accounts receivable, net of allowance for credit losses

Accounts receivable were $908,727 and $980,698 and allowance for credit losses were $27,707 and $29,527, resulting in net accounts receivable balances of $881,020 and $951,171 as of December 31, 2020 and September 30, 2021, respectively.
The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2020	Nine months ended September 30, 2021
Opening balance as of January 1	$29,969	$27,707
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	4,185	—
Adjusted balance as of January 1	$34,154	$27,707
Additions due to acquisitions	200	—
Additions charged/reversal released to cost and expense	3,307	2,953
Deductions/effect of exchange rate fluctuations	(9,954)	(1,133)
Closing balance	$27,707	$29,527

In addition, deferred billings were $28,491 and $14,532 and allowance for credit losses on deferred billings were $3,134 and $2,593, resulting in net deferred billings balances of $25,357 and $11,939 as of December 31, 2020 and September 30, 2021, respectively.

Total credit losses on deferred billings of $3,134 as of December 31, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $2,400 as a charge for the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company recorded a release of $541 to cost and expense on account of credit losses on deferred billings. Deferred billings, net of related allowance for credit losses, are included under “other assets” in the Company's consolidated balance sheet as of December 31, 2020 and September 30, 2021.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2020 and September 30, 2021:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$27,709	$—	$27,709	$—
Deferred compensation plan assets (Note a, e)	26,832	—	—	26,832
Total	$54,541	$—	$27,709	$26,832
Liabilities
Earn-out Consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	40,981	—	40,981	—
Deferred compensation plan liability (Note b, f)	26,390	—	—	26,390
Total	$75,643	$—	$40,981	$34,662

	As of September 30, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,931	$—	$22,931	$—
Deferred compensation plan assets (Note a, e)	36,306	—	—	36,306
Total	$59,237	$—	$22,931	$36,306
Liabilities
Earn-out consideration (Note b, d)	$6,156	$—	$—	$6,156
Derivative instruments (Note b, c)	22,828	—	22,828	—
Deferred compensation plan liability (Note b, f)	35,715	—	—	35,715
Total	$64,699	$—	$22,828	$41,871

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2020 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Opening balance	$21,935	$5,716	$22,184	$8,272
Payments made on earn-out consideration (Note a)	—	—	—	(2,556)
Change in fair value of earn-out consideration (Note b)	(3,773)	—	(4,452)	—
Others (Note c)	—	440	430	440
Closing balance	$18,162	$6,156	$18,162	$6,156

(a)Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $0 for the three and nine months ended September 30, 2020 and $440 for the three and nine months ended September 30, 2021.

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2020 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Opening balance	$21,837	$35,533	$11,208	$26,832
Additions (net of redemption)	639	857	10,500	6,816
Change in fair value of deferred compensation plan assets (Note a)	1,204	(84)	1,972	2,658
Closing balance	$23,680	$36,306	$23,680	$36,306

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2020 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Opening balance	$21,375	$35,034	$10,943	$26,390
Additions (net of redemption)	792	840	10,367	6,799
Change in fair value of deferred compensation plan liabilities (Note a)	1,085	(159)	1,942	2,526
Closing balance	$23,252	$35,715	$23,252	$35,715

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,150,000	$1,022,500	$15,207	$13,564
United States Dollars (sell) Mexican Peso (buy)	17,500	13,000	716	(130)
United States Dollars (sell) Philippines Peso (buy)	67,200	96,750	1,332	(3,078)
Euro (sell) United States Dollars (buy)	96,651	73,954	(5,659)	963
Singapore Dollars (buy) United States Dollars (sell)	10,153	10,153	66	(237)
Euro (sell) Romanian Leu (buy)	29,489	27,833	(22)	(104)
Japanese Yen (sell) Chinese Renminbi (buy)	19,230	4,431	473	603
United States Dollars (sell) Hungarian Font (buy)	30,000	21,900	904	(722)
Hungarian Font (Sell) Euro (buy)	10,444	9,857	61	(93)
Australian Dollars (sell) Indian Rupees (buy)	140,525	80,685	(7,670)	546
Pound Sterling (sell) United States Dollar (buy)	—	24,955	—	766
Interest rate swaps (floating to fixed)	488,022	467,107	(18,680)	(11,975)
			$(13,272)	$103

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021
Assets
Prepaid expenses and other current assets	$16,188	$11,700	$5,357	$1,200
Other assets	$6,164	$10,031	$—	$—

Liabilities
Accrued expenses and other current liabilities	$16,387	$13,332	$3,785	$1,982
Other liabilities	$16,886	$7,474	$3,923	$40

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

The Company executed a treasury lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury lock was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of September 30, 2021 was $733.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments(Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2020			2021
	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(54,335)	$9,994	$(44,341)	$(7,883)	$1,355	$(6,528)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(3,996)	1,029	(2,967)	2,443	(526)	1,917
Changes in fair value of effective portion of outstanding derivatives, net	20,550	(3,661)	16,889	11,984	(2,278)	9,706
Gain/(loss) on cash flow hedging derivatives, net	24,546	(4,690)	19,856	9,541	(1,752)	7,789
Closing balance	$(29,789)	$5,304	$(24,485)	$1,658	$(397)	$1,261

	Nine months ended September 30,
	2020			2021
	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(4,909)	722	(4,187)	6,361	(1,463)	4,898
Changes in fair value of effective portion of outstanding derivatives, net	(30,572)	7,492	(23,080)	18,940	(3,721)	15,219
Gain/(loss) on cash flow hedging derivatives, net	(25,663)	6,770	(18,893)	12,579	(2,258)	10,321
Closing balance	$(29,789)	$5,304	$(24,485)	$1,658	$(397)	$1,261

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021		2020	2021	2020	2021
Forward foreign exchange contracts	$20,518	$12,175	$(10,609)	$17,457	Revenue	$62	$416	$3,973	$515
Interest rate swaps	32	(191)	(19,963)	667	Cost of revenue	(1,571)	3,160	(4,833)	9,288
Treasury rate lock	—	—	—	816	Selling, general and administrative expenses	(440)	849	(1,310)	2,513
					Interest expense	(2,047)	(1,982)	(2,739)	(5,955)
	$20,550	$11,984	$(30,572)	$18,940		$(3,996)	$2,443	$(4,909)	$6,361

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2020 and 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments(Continued)

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2020	2021	2020	2021
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$7,136	$3,938	$(6,698)	$8,775
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	—	3,963	—
		$7,136	$3,938	$(2,735)	$8,775

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
8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2020	As of September 30, 2021
Advance income and non-income taxes	$73,008	$106,192
Contract asset (Note 20)	9,035	9,942
Prepaid expenses	32,375	40,738
Derivative instruments	21,545	12,900
Employee advances	2,636	4,259
Deposits	8,774	5,169
Advances to suppliers	2,716	1,000
Others	37,319	21,398
	$187,408	$201,598

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2020	As of September 30, 2021
Property, plant and equipment, gross	$792,463	$802,488
Less: Accumulated depreciation, amortization and impairment	(561,341)	(594,568)
Property, plant and equipment, net	$231,122	$207,920

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2020 and 2021 was $50,863 and $46,305, respectively, and for the three months ended September 30, 2020 and 2021 was $17,257 and $14,131, respectively. Computer software amortization for the nine months ended September 30, 2020 and 2021 was $7,399 and $4,469, respectively, and for the three months ended September 30, 2020 and 2021 was $1,889 and $1,461, respectively. The Company recorded a write-down to certain property, plant and equipment during the three months ended September 30, 2020 and nine months ended September 30, 2020 and 2021, as described in Note 10.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2020 and nine months ended September 30, 2021:

	For the year ended December 31, 2020	For the nine months ended September 30, 2021
Opening balance	1,574,466	1,695,688
Goodwill relating to acquisitions consummated during the period	123,595	—
Impact of measurement period adjustments	(5,653)	(108)
Effect of exchange rate fluctuations	3,280	(9,896)
Closing balance	1,695,688	1,685,684

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	2,559	52,612	68,424	123,595
Impact of measurement period adjustments	(542)	(1,372)	(3,739)	(5,653)
Effect of exchange rate fluctuations	942	1,204	1,134	3,280
Closing balance	420,172	607,574	667,942	1,695,688

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2021:

	BCMI	CGRLH	HMS	Total
Opening balance	420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	(3)	(28)	(77)	(108)
Effect of exchange rate fluctuations	(3,061)	(3,726)	(3,109)	(9,896)
Closing balance	417,108	603,820	664,756	1,685,684

The total amount of goodwill deductible for tax purposes was $296,046 and $277,428 as of December 31, 2020 and September 30, 2021, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2020			As of September 30, 2021
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$478,189	$359,652	$118,537	$474,041	$385,494	$88,547
Marketing-related intangible assets	96,561	61,154	35,407	96,395	73,113	23,282
Technology-related intangible assets	152,293	90,866	61,427	171,547	112,368	59,179
Intangible assets under development	23,864	2,503	21,361	—	—	—
	$750,907	$514,175	$236,732	$741,983	$570,975	$171,008

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2020 and 2021 were $31,673 and $44,624, respectively, and for the three months ended September 30, 2020 and 2021 were $10,235 and $13,898, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the nine months ended September 30, 2020 and 2021 were $20,932 and $18,841, respectively, and for the three months ended September 30, 2020 and 2021 were $6,896 and $6,919, respectively.

During the three and nine months ended September 30, 2020 and 2021, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decisions to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $10,647 and $915 for the nine months ended September 30, 2020 and 2021, respectively, and $674 and $0 for the three months ended September 30, 2020 and 2021, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The summary below represents the impairment charge recorded for various categories of assets during the three and nine months ended September 30, 2020 and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Technology related intangibles	$347	$—	$4,878	$205
Customer related intangibles	—	—	1,239	—
Total Intangibles	$347	$—	$6,117	$205
Property, plant and equipment	$327	$—	$4,530	$710
Total Property, plant and equipment	$327	$—	$4530	$710
Grand Total	$674	$—	$10,647	$915

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and September 30, 2021, the limits available were $14,311 and $20,209, respectively, of which $7,809 and $4,206, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2020 and September 30, 2021. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2020 and September 30, 2021. As of December 31, 2020 and September 30, 2021, a total of $252,347 and $2,017, respectively, was utilized, of which $250,000 and $0, respectively, constituted funded drawdown and $2,347 and $2,017, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2020 and September 30, 2021, the Company was in compliance with the financial covenants of the credit agreement.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2021, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2020 and September 30, 2021, the amount outstanding under the term loan, net of debt amortization expense of $1,150 and $801, was $593,850 and $568,699, respectively. As of December 31, 2020 and September 30, 2021, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum.

Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of September 30, 2021 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of September 30, 2021, net of debt amortization expense, is as follows:

Year ended	Amount
2021	$8,386
2022	33,564
2023	526,749
Total	$568,699

Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the respective notes as an additional interest expense. As of December 31, 2020 and September 30, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $658 and $264, respectively, was $349,342 and $349,736, respectively, which is payable on April 1, 2022. As of December 31, 2020 and September 30, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,284 and $1,849, was $397,716 and $398,152, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2017 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of September 30, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,723, was $347,277, which is payable on April 10, 2026.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

The Company pays interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2021, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2020	As of September 30, 2021
Credit facility, net of amortization expenses	$593,850	$568,699
3.70% 2017 Senior Notes, net of debt amortization expenses	349,342	349,736
3.375% 2019 Senior Notes, net of debt amortization expenses	397,716	398,152
1.750% 2021 Senior Notes, net of debt amortization expenses	$—	347,277
Total	$1,340,908	$1,663,864
Current portion	33,537	383,293
Non-current portion	1,307,371	1,280,571
Total	$1,340,908	$1,663,864

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2020	As of September 30, 2021
Accrued expenses	$150,390	$153,186
Accrued employee cost	286,399	250,136
Earn-out consideration	2,651	3,051
Statutory liabilities	104,768	68,203
Retirement benefits	1,967	1,301
Compensated absences	28,635	27,972
Derivative instruments	20,172	15,314
Contract liabilities (Note 20)	154,717	150,322
Finance lease liability	18,066	21,348
Other liabilities	39,004	45,147
	$806,769	$735,980

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2020	As of September 30, 2021
Accrued employee cost	$19,797	$22,154
Earn-out consideration	5,621	3,105
Retirement benefits	11,947	13,123
Compensated absences	47,656	52,774
Derivative instruments	20,809	7,514
Contract liabilities (Note 20)	68,760	84,170
Finance lease liability	30,958	20,407
Others	32,850	44,495
	$238,398	$247,742

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

Net defined benefit plan costs for the three and nine months ended September 30, 2020 and 2021 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Service costs	$2,733	$3,454	$8,402	$10,528
Interest costs	1,267	1,363	3,898	4,135
Amortization of actuarial loss	615	558	1,883	1,704
Expected return on plan assets	(1,108)	(1,534)	(3,406)	(4,605)
Net defined benefit plan costs	$3,507	$3,841	$10,777	$11,762

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans
 During the three and nine months ended September 30, 2020 and 2021, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
India	$7,289	$9,637	$22,362	$27,445
U.S.	4,654	5,020	13,935	15,508
U.K.	4,547	5,034	13,977	14,352
China	4,503	6,362	11,243	18,433
Other regions	3,189	3,913	8,806	11,155
Total	$24,182	$29,966	$70,323	$86,893

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

 The liability for the deferred compensation plan was $26,390 and $35,715 as of December 31, 2020 and September 30, 2021, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $26,832 and $36,306 as of December 31, 2020 and September 30, 2021, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

During the nine months ended September 30, 2020 and 2021, the change in the fair value of Plan assets was $1,972 and $2,658, respectively, and for the three months ended September 30, 2020 and 2021 was $1,204 and $(84), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the nine months ended September 30, 2020 and 2021, the change in the fair value of deferred compensation liabilities was $1,942 and $2,526, respectively, and for the three months ended September 30, 2020 and 2021 was $1,085 and $(159), respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2020 and September 30, 2021 were $54,835 and $57,554, respectively, and for the three months ended September 30, 2020 and September 30, 2021 were $19,180 and $21,150, respectively.  These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2020 and September 30, 2021. The Company granted options covering 431,924 shares in the nine months ended September 30, 2020.

	Nine months ended September 30,2020	Nine months ended September 30,2021
Dividend yield	0.89%	0.84	-	1.08%
Expected life (in months)	84			84
Risk-free rate of interest	1.50%	1.12	-	1.37%
Volatility	20.96%	26.05	-	26.18%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2021 is set out below:

	Nine Months Ended September 30, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	26.41	5.7	—
Granted	1,831,180	43.98	—	—
Forfeited	(25,000)	31.50	—	—
Expired	—	—	—	—
Exercised	(1,020,125)	20.50	—	26,085
Outstanding as of September 30, 2021	8,133,296	31.10	6.3	134,565
Vested as of September 30, 2021 and expected to vest thereafter (Note a)	7,485,096	30.24	6.3	130,045
Vested and exercisable as of September 30, 2021	3,242,333	23.94	3.7	76,436
Weighted average grant date fair value of grants during the period	11.35

(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2021, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $26,843, which will be recognized over the weighted average remaining requisite vesting period of 3.3 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2021 is set out below:

	Nine Months Ended September 30, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	36.44
Granted	466,702	44.00
Vested (Note a)	(351,926)	31.01
Forfeited	(54,514)	37.39
Outstanding as of September 30, 2021	920,570	42.29
Expected to vest (Note b)	797,265

(a)351,926 RSUs that vested during the period were net settled upon vesting by issuing 230,284 shares (net of minimum statutory tax withholding).
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

34,092 RSUs that vested in the year ended December 31, 2019 were issued during the nine months ended September 30, 2021.
As of September 30, 2021, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $21,417, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.

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

A summary of PU activity during the nine months ended September 30, 2021 is set out below:

	Nine months ended September 30, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	34.56	4,876,196
Granted	1,335,917	44.04	2,671,834
Vested (Note a)	(1,784,140)	30.66	(1,784,140)
Forfeited	(201,008)	39.76	(239,736)
Adjustment upon final determination of level of performance goal achievement (Note b)	9,625	42.48	9,625
Outstanding as of September 30, 2021	4,236,590	38.97	5,533,779
Expected to vest (Note c)	4,018,807

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

As of September 30, 2021, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $65,843, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

During the nine months ended September 30, 2020 and 2021, 241,953 and 216,378 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2020 and 2021 was $983 and $1,050, respectively, and for the three months ended September 30, 2020 and 2021 was $307 and $335, respectively, and has been allocated to cost of revenue and selling, general and administrative expense.

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

During the nine months ended September 30, 2020 and 2021, the Company repurchased 1,781,978 and 3,592,409 of its common shares, respectively, on the open market at a weighted average price of $41.28 and $40.96 per share, respectively, for an aggregate cash amount of $73,552 and $147,152, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2020 and 2021, retained earnings were reduced by the direct costs related to share repurchases of $36 and $72, respectively.

$489,846 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2021. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.
 Dividend
On February 6, 2020, the Company announced that its Board had approved a 15% increase in its quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing an annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of the Company’s common shares. On March 18, 2020, June 26, 2020 and September 23, 2020, the Company paid a dividend of $0.0975 per share, amounting to $18,543, $18,595 and $18,637 in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020 and September 11, 2020 respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

17. Capital stock (Continued)
On February 9, 2021, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021, June 23, 2021 and September 24, 2021, the Company paid a dividend of $0.1075 per share, amounting to $20,115, $20,133 and $20,213 in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021 and September 10, 2021, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,432,789 and 1,698,735 for the nine months ended September 30, 2020 and 2021, respectively, and 675,214 and 1,556,671 for the three months ended September 30, 2020 and 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net income	$85,435	$102,386	$233,294	$296,363
Weighted average number of common shares used in computing basic earnings per common share	190,949,108	187,856,026	190,705,671	187,945,234
Dilutive effect of stock-based awards	5,706,032	5,303,903	5,394,396	4,940,018
Weighted average number of common shares used in computing dilutive earnings per common share	196,655,140	193,159,929	196,100,067	192,885,252
Earnings per common share
Basic	$0.45	$0.55	$1.22	$1.58
Diluted	$0.43	$0.53	$1.19	$1.54

19. Segment reporting
The Company manages various types of business process and transformation services in an integrated manner for clients in various industries and geographic locations. The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approaches key markets and interacts with its clients.
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
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others#	Total
Revenues, net	283,806	318,290	339,008	941,104	(5,581)	935,523
Adjusted income from operations	38,771	47,847	60,990	147,608	12,365	159,973
Stock-based compensation						(19,487)
Amortization and impairment of acquired intangible assets (other than included above)						(9,995)
Foreign exchange gains (losses), net						(2,402)
Interest income (expense), net						(12,757)
Restructuring expenses (refer to note (a) below and note 26)						(4,889)
Income tax expense						(25,008)
Net income						85,435

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others*	Total
Revenues, net	258,521	388,069	366,741	1,013,331	2,406	1,015,737
Adjusted income from operations	32,514	63,681	68,263	164,458	4,484	168,942
Stock-based compensation						(21,485)
Amortization and impairment of acquired intangible assets (other than included above)						(13,688)
Foreign exchange gains (losses), net						2,733
Interest income (expense), net						(12,765)
Income tax expense						(21,351)
Net income						102,386

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
Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others##	Total
Revenues, net	805,807	930,203	1,045,920	2,781,930	(23,121)	2,758,809
Adjusted income from operations	88,888	134,691	178,741	402,320	38,873	441,193
Stock-based compensation						(55,818)
Amortization and impairment of acquired intangible assets (other than included above)						(32,218)
Foreign exchange gains (losses), net						11,611
Interest income (expense), net						(38,072)
Restructuring expenses (refer to note (b) below and note 26)						(26,547)
Income tax expense						(66,855)
Net income						233,294

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others**	Total
Revenues, net	750,589	1,101,182	1,081,767	2,933,538	16,396	2,949,934
Adjusted income from 0perations	98,972	184,647	203,915	487,534	21,087	508,621
Stock-based compensation						(58,604)
Amortization and impairment of acquired intangible assets (other than included above)						(43,977)
Foreign exchange gains (losses), net						11,529
Interest income (expense), net						(38,198)
Income tax expense						(83,008)
Net income						296,363

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Global clients	$824,175	$920,628	$2,409,047	$2,667,036
GE	111,348	95,109	349,762	282,898
Total net revenues	$935,523	$1,015,737	$2,758,809	$2,949,934
All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on net revenues attributable to each of the Company’s segments.
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three and nine months ended September 30, 2020 and 2021, respectively, to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three and nine months ended September 30, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the three and nine months ended September 30, 2021. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

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

The following table shows the details of the Company’s contract balances:

	As of December 31, 2020	As of September 30, 2021
Contract assets (Note a)	$15,805	$15,973
Contract liabilities (Note b)
Deferred transition revenue	$130,804	$156,308
Advance from customers	$92,673	$78,184

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

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2020 and 2021 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended September 30, 2020 and 2021 that was included in the Company's contract liabilities balance at the beginning of the period was $51,201 and $60,756, respectively.

Revenue recognized during the nine months ended September 30, 2020 and 2021 that was included in the Company's contract liabilities balance at the beginning of the period was $83,189 and $128,628, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2021:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$234,492	$150,322	$67,690	$13,997	$2,483

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$32,182	$178,570	$31,559	$210,747	$35,366	$170,132	$33,390	$192,507
Closing balance	30,047	181,747	31,058	209,320	30,047	181,747	31,058	209,320
Amortization	6,094	17,935	5,041	23,028	14,329	50,397	14,576	58,644

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Write-down of intangible assets and property, plant and equipment*	$674	$—	$10,647	$915
Write-down of operating right-of-use assets and other assets*	—	—	10,244	—
Other operating (income) expense	(4,192)	(93)	(5,900)	(1,132)
Other operating (income) expense, net	$(3,518)	$(93)	$14,991	$(217)

*See note 26 for additional information about other operating (income) expense, net for the three and nine months ended September 30, 2020.
22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Interest income	$1,828	$2,068	$5,229	$4,544
Interest expense	(14,585)	(14,833)	(43,301)	(42,742)
Interest income (expense), net	$(12,757)	$(12,765)	$(38,072)	$(38,198)

23. Income taxes
 The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 21.9% for the nine months ended September 30, 2021, down from 22.3% for the nine months ended September 3o, 2020.

The Company’s ETR was 17.3% for the three months ended September 30, 2021, down from 22.6% for the three months ended September 30, 2020. The decrease in the Company’s ETR is primarily due to the recording of interest income received on tax refunds in India and certain other discrete benefits recorded in the three months ended September 30, 2021.
As of December 31, 2020, the Company had unrecognized tax benefits amounting to $34,300, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2021:

Nine months ended September 30,2021
Opening balance at January 1	$34,300
Increase related to prior year tax positions, including recorded in acquisition accounting	686
Decrease related to settlements with tax authorities	(5,640)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(175)
Effect of exchange rate changes	(786)
Closing balance at September 30	$28,385

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Income taxes (Continued)

The Company’s unrecognized tax benefits as of September 30, 2021 amounted to $28,385, which, if recognized, would impact the Company’s ETR.

As of December 31, 2020 and September 30, 2021, the Company had accrued approximately $6,369 and $2,883, respectively, in interest and $900 and $869, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company recognized approximately $662 and $(3,400), respectively, in interest on unrecognized tax benefits.

24. Other income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Other income (expense)	$960	$1,480	$946	$8,966
Other income (expense), net	$960	$1,480	$946	$8,966

25. Commitments and contingencies

 Capital commitments

As of December 31, 2020 and September 30, 2021, the Company has committed to spend $5,128 and $9,609, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,156 and $6,223 as of December 31, 2020 and September 30, 2021, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse.

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

The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of the tax exemption claimed in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $21,727 have been denied or challenged by the ITA and additional refunds may be denied. The Company is pursuing appeals of the denied refunds before relevant appellate authorities.

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

The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. The Government of India recently issued an administrative circular on the GST matter that supports the Company’s position, and the Company believes that the ITA will reverse their previous orders denying refunds owed to the Company. Accordingly, no reserve has been provided as of September 30, 2021.

An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $110,155 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Company filed an appeal against this assessment order with the Commissioner Income Tax (Appeals), the first tax appellant authority in India, which ruled against the Company. Subsequently, the Company filed an appeal with the Income Tax Appellate Tribunal of India (the “Tribunal”). The Tribunal has accepted the legal arguments raised by the Company and the assessment order has been cancelled. Certain taxes paid under protest were refunded with interest in the three months ended September 30, 2021. The balance, amounting to $26,839, is yet to be refunded to the Company. The Indian tax authorities may appeal the order of the Tribunal before higher appellate authorities. Based on its evaluation of the facts underlying the transaction and legal advice received, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of September 30, 2021.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

26. Restructuring (Continued)

Of the total recorded restructuring charges of $26,547, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company has been unable to sublease such premises to date and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future. The Company also recorded a severance charge of $15,395 in personnel expense as a result of a focused reduction in its workforce, which has been subsequently settled. No further restructuring costs were incurred related to this restructuring plan since the third quarter of 2020.

27. Subsequent Events
Dividend
On October 14, 2021, the Company announced that its Board of Directors has declared a dividend for the fourth quarter of 2021 of $0.1075 per common share, which is payable on December 22, 2021 to shareholders of record as of the close of business on December 10, 2021. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•our rate of employee attrition;
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
•our relative dependence on the General Electric Company ("GE") and our ability to maintain our relationships with divested GE businesses;
•financing terms, including, but not limited to, changes in the London Interbank Offered Rate ("LIBOR"), including the pending global phase-out of LIBOR, the development of alternative rates, including the Secured Overnight Financing Rate, and changes to our credit ratings;
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

While many of our office-based employees globally continue to work from home, we have reopened our offices, in some instances on a limited and voluntary basis, where circumstances have enabled us to do so. In these circumstances we have implemented additional health and safety measures consistent with government recommendations and/or requirements to help ensure employee safety. These measures include health screening, social distancing, contact tracing, enhanced cleaning procedures, and testing and vaccination requirements.

In 2021, parts of the world have experienced increased availability and administration of COVID-19 vaccines, as well as an easing of restrictions on social activity, workplaces, businesses and travel. Notwithstanding improving conditions during the nine months ended September 2021, the COVID-19 pandemic continues, with temporary shutdowns of our offices requested or mandated by governmental authorities in certain jurisdictions where we operate. Due to the associated uncertainties of the COVID-19 pandemic, we continue to evaluate the nature and scope of the impact to our business and may take further strategic actions in order to manage our business operations, costs and liquidity in response to the ongoing impacts and changing market conditions resulting from the pandemic.

Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic, including business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, as well as human resource policies. We believe this coordinated effort will maximize our flexibility and allow us to quickly implement any necessary protocols for devising solutions to the problems we and our clients are facing or may face in the future in relation to the pandemic.

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
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have approximately 105,400 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2021, we recorded net revenues of $1,015.7 million, of which $920.6 million, or 90.6%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $95.1 million, or 9.4%, from GE.
Certain Acquisitions

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.8 million. This amount represents cash consideration of $137.2 million, net of cash acquired of $11.6 million. This acquisition increased the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $86.6 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance (“BCMI”) in the amount of $2.6 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $22.2 million and High Tech, Manufacturing and Services (“HMS”) in the amount of $61.8 million, using a relative fair value allocation method. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supported our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expanded our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based-ecommerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated among two of our reporting units as follows: CGRLH in the amount of $30.4 million and HMS in the amount of $6.5 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expanded our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period, which is included in the purchase consideration. The amount of deferred consideration ultimately payable to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.0 million, CGRLH in the amount of $43.0 million and HMS in the amount of $117.2 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

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

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2020 and 2021.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2020	2021	2020	2021	2021 vs. 2020	2021 vs. 2020
	(dollars in millions)
Net revenues—Global Clients	$ 824.2	$ 920.6	$ 2,409.0	$ 2,667.0	11.7%	10.7%
Net revenues—GE	111.3	95.1	349.8	282.9	(14.6)%	(19.1)%
Total net revenues	935.5	1,015.7	2,758.8	2,949.9	8.6%	6.9%
Cost of revenue	605.8	653.7	1,804.5	1,887.6	7.9%	4.6%
Gross profit	329.7	362.1	954.3	1,062.3	9.8%	11.3%
Gross profit margin	35.2%	35.6%	34.6%	36.0%
Operating expenses
Selling, general and administrative expenses	198.3	216.0	582.0	620.9	8.9%	6.7%
Amortization of acquired intangible assets	10.2	13.9	31.7	44.6	35.8%	40.9%
Other operating (income) expense, net	(3.5)	(0.1)	15.0	(0.2)	(97.4)%	(101.4)%
Income from operations	124.6	132.3	325.7	397.1	6.1%	21.9%
Income from operations as a percentage of net revenues	13.3%	13.0%	11.8%	13.5%
Foreign exchange gains (losses), net	(2.4)	2.7	11.6	11.5	NM *	(0.7)%
Interest income (expense), net	(12.8)	(12.8)	(38.1)	(38.2)	0.1%	0.3%
Other income (expense), net	1.0	1.5	0.9	9.0	54.2%	NM *
Income before income tax expense	110.4	123.7	300.1	379.4	12.0%	26.4%
Income tax expense	25.0	21.4	66.9	83.0	(14.6)%	24.2%
Net income	$ 85.4	$ 102.4	$ 233.3	$ 296.4	19.8%	27.0%
Net income as a percentage of net revenues	9.1%	10.1%	8.5%	10.0%
*N0t Meaningful
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net revenues. Our net revenues were $1,015.7 million in the third quarter of 2021, up $80.2 million, or 8.6%, from $935.5 million in the third quarter of 2020. The growth in our net revenues was from Global Clients and derived from our transformation services, primarily in our CGRLH segment, HMS segment and insurance clients within our BCMI segment. Our net revenues from GE declined in the third quarter of 2021 compared to the third quarter of 2020, largely due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as GE’s divestitures of certain businesses that as of January 1, 2021 are included in our Global Client portfolio.
Adjusted for foreign exchange, primarily the impact of changes in the value of the Australian dollar, the euro and U.K. pound sterling against the U.S. dollar, our net revenues grew 7.5% in the third quarter of 2021 compared to the third quarter of 2020 on a constant currency1 basis. Revenue growth on a constant currency1 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Our average headcount increased by 8.9% to approximately 105,300 in the third quarter of 2021 from approximately 96,700 in the third quarter of 2020.

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues – Global Clients	$824.2	$920.6	11.7%
Net revenues – GE	$111.3	$95.1	(14.6)%
Total net revenues	$935.5	$1,015.7	8.6%

Net revenues from Global Clients in the third quarter of 2021 were $920.6 million, up $96.5 million, or 11.7%, from $824.2 million in the third quarter of 2020. This increase was primarily driven by growth in our CGRLH segment, HMS segment and insurance clients within our BCMI segment, led by double digit growth in our transformation services. As a percentage of total net revenues, net revenues from Global Clients increased from 88.1% in the third quarter of 2020 to 90.6% in the third quarter of 2021.
Net revenues from GE in the third quarter of 2021 declined 14.6% compared to the third quarter of 2020, largely due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as the inclusion of $9.9 million in revenues from certain GE-divested businesses as Global Client revenue in the third quarter of 2021 following their divestiture by GE.
Revenues by segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	$283.8	$258.5	(8.9)%
CGRLH	318.3	388.1	21.9%
HMS	339.0	366.7	8.2%
Others	(5.6)	2.4	143.1%
Total net revenues	$935.5	$1,015.7	8.6%

Net revenues from our BCMI segment decreased by 8.9% in the third quarter of 2021 compared to the third quarter of 2020, largely as a result of the impact of restructuring a contract with a large client in our banking and capital markets vertical during the fourth quarter of 2020, partially offset by higher revenues from clients in our insurance vertical and an increase in transformation services engagements in the third quarter of 2021 compared to the third quarter of 2020. Since the reduction in revenues due to the large client restructuring, revenues in our BCMI segment have increased sequentially for the past two quarters of 2021. Net revenues from our CGRLH segment increased by 21.9% in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by increases in both transformation services and intelligent operations engagements, as well as revenue from our recent acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020. Net revenues from our HMS segment increased by 8.2% in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by an increase in revenues from Global Clients in our HMS segment, which also included revenue from our recent acquisition of Enquero in the fourth quarter of 2020, partially offset by lower revenues from GE in our manufacturing and services vertical due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment. Net revenues from Others primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $653.7 million in the third quarter of 2021, up $47.9 million, or 7.9%, from the third quarter of 2020. The increase in our cost of revenue in the third quarter of 2021 compared to the third quarter of 2020 was primarily due to (i) an increase in our operational headcount supporting revenue growth, including in the number of onshore personnel, related to large deals and transformation services delivery as well as from the acquisitions of SomethingDigital.Com LLC and Enquero in the fourth quarter of 2020, (ii) wage inflation, and (iii) higher expenses associated with medical costs related to the impact of the COVID-19 pandemic on our employees. This increase was partially offset by a decrease in depreciation expense in the third quarter of 2021 compared to the third quarter of 2020. We also recorded a non-recurring restructuring charge related to employee severance in the third quarter of 2020, while no corresponding charge was recorded in the third quarter of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin increased from 35.2% in the third quarter of 2020 to 35.6% in the third quarter of 2021, primarily driven by higher revenues and better utilization, partially offset by higher expenses associated with wage inflation and medical costs related to the impact of the COVID-19 pandemic on our employees in the third quarter of 2021 compared to the third quarter of 2020. We also recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in the third quarter of 2020, while no corresponding charges were recorded in the third quarter of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues increased from 21.2% in the third quarter of 2020 to 21.3% in the third quarter of 2021. SG&A expenses were $216.0 million in the third quarter of 2021, up $17.6 million, or 8.9%, from the third quarter of 2020. This increase in expense was primarily due to higher planned research and development investments in cloud-based offerings and other prioritized service lines, higher marketing expenses, additional staffing to support increased revenues, higher medical costs related to the impact of the COVID-19 pandemic on our employees, and wage inflation in the third quarter of 2021 compared to the third quarter of 2020, partially offset by lower depreciation expense. We also recorded a non-recurring employee severance charge as part of our restructuring undertaken in the third quarter of 2020, while no corresponding charge was recorded in the third quarter of 2021.
Amortization of acquired intangibles. Amortization of acquired intangibles were $13.9 million in the third quarter of 2021, up $3.7 million, or 35.8%, from the third quarter of 2020. This increase is primarily due to higher amortization expense related to intangibles in the third quarter of 2021 compared to the third quarter of 2020 due to the acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020.
Other operating (income) expense, net. Other operating income (net of expense) was $0.1 million in the third quarter of 2021 compared to $3.5 million in the third quarter of 2020. The decrease in other operating income (net of expense) was due to a change in the fair value of an earn-out liability of $3.8 million recognized in the third quarter of 2020, partially offset by a write-down of intangible assets in the third quarter of 2020, while no corresponding amounts were recorded in the third quarter of 2021.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.3% in the third quarter of 2020 to 13.0% in the third quarter of 2021. Income from operations increased by $7.6 million from $124.6 million in the third quarter of 2020 to $132.3 million in the third quarter of 2021, driven by higher revenues and associated operating income margins.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $2.7 million in the third quarter of 2021 compared to a net foreign exchange loss of $2.4 million in the third quarter of 2020. The gain in the third quarter of 2021 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar during the third quarter of 2021. The loss in the third quarter of 2020 resulted primarily from the appreciation of the Hungarian forint and Philippine peso against the U.S. dollar.
Interest income (expense), net.  Our interest expense (net of interest income) was flat at $12.8 million in the third quarter of 2021 and 2020. Interest expense increased from $14.6 million in the third quarter of 2020 to $14.8 million in the third quarter of 2021. This increase was primarily due to higher interest expense on earn-out liabilities in the third quarter of 2021 compared to the third quarter of 2020 as well as interest expense related to our $350.0 million aggregate principal amount of 1.750% senior notes issued in March 2021 (“2021 Senior Notes”). This increase was largely offset by a lower amount outstanding under our term loan, a lower revolving credit facility balance and a lower average London Interbank Offered Rate ("LIBOR")-based rate on our revolving credit facility and term loan, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased from $1.8 million in the third quarter of 2020 to $2.1 million in the third quarter of 2021. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 2.9%, unchanged from the third quarter of 2020 to 2021.

Other income (expense), net. Our other income (net of expense) was $1.5 million in the third quarter of 2021 compared to $1.0 million in the third quarter of 2020. This increase was largely attributable to government incentives recorded in the third quarter of 2021, largely offset by a lower gain on the fair value of assets in our deferred compensation plan in the third quarter of 2021 compared to the third quarter of 2020.
 Income tax expense. Our income tax expense was $21.4 million in the third quarter of 2021, down from $25.0 million in the third quarter of 2020, representing an effective tax rate (“ETR”) of 17.3%, down from 22.6% in the third quarter of 2020. The decrease in our ETR was primarily due to the recording of interest income received on tax refunds in India and certain other discrete benefits recorded in the third quarter of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.1% in the third quarter of 2021, up from 9.1% in the third quarter of 2020. Net income increased from $85.4 million in the third quarter of 2020 to $102.4 million in the third quarter of 2021.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $8.9 million from $160.0 million in the third quarter of 2020 to $168.9 million in the third quarter of 2021. Our AOI margin decreased from 17.1% in the third quarter of 2020 to 16.6% in the third quarter of 2021 primarily due to higher planned research and development investments in cloud-based offerings and other prioritized service lines, higher sales and marketing expenses and increased travel expenses in the third quarter of 2021 compared to the third quarter of 2020.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the third quarter of 2020, as a result of the COVID-19 pandemic, we undertook restructuring measures that amounted to $4.9 million. This restructuring charge was excluded from AOI in the third quarter of 2020, and no such charge was recorded in the third quarter of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2020 and 2021:

	Three months ended September 30,
	2020	2021
	(dollars in millions)
Net income	$85.4	$102.4
Foreign exchange (gains) losses, net	2.4	(2.7)
Interest (income) expense, net	12.8	12.8
Income tax expense	25.0	21.4
Stock-based compensation	19.5	21.5
Amortization and impairment of acquired intangible assets	10.0	13.7
Restructuring expenses	4.9	—
Adjusted income from operations	$160.0	$168.9

The following table sets forth our AOI by segment for the three months ended September 30, 2020 and 2021:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	$38.8	$32.5	(16.1)%
CGRLH	47.8	63.7	33.1%
HMS	61.0	68.3	11.9%
Others	12.4	4.5	(63.7)%

AOI of our BCMI segment decreased to $32.5 million in the third quarter of 2021 from $38.8 million in the third quarter of 2020, primarily due to the impact of restructuring a contract with a large client in our banking and capital markets vertical during the fourth quarter of 2020. AOI of our CGRLH segment increased to $63.7 million in the third quarter of 2021 from $47.8 million in the third quarter of 2020, primarily due to revenue growth, higher utilization of transformation resources and higher transition-related investments for new deals. AOI of our HMS segment increased to $68.3 million in the third quarter of 2021 from $61.0 million in the third quarter of 2020, primarily due to revenue growth and higher utilization of transformation resources in the third quarter of 2021 compared to the third quarter of 2020. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under    Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine months ended September 30, 2021 Compared to the Nine months ended September 30, 2020
Net revenues. Our net revenues were $2,949.9 million in the nine months ended September 30, 2021, up $191.1 million, or 6.9%, from $2,758.8 million in the nine months ended September 30, 2020. The growth in our net revenues was from Global Clients and derived from both our transformation services and intelligent operations, primarily in our CGRLH segment, insurance clients within our BCMI segment and our HMS segment. Revenue from GE declined in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, largely due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as GE’s divestitures of certain businesses that as of January 1, 2021 are reflected in our Global Client portfolio.
Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 5.3% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 4.6% to approximately 101,500 in the nine months ended September 30, 2021 from approximately 97,000 in the nine months ended September 30, 2020.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues – Global Clients	$2,409.0	$2,667.0	10.7%
Net revenues – GE	$349.8	$282.9	(19.1)%
Total net revenues	$2,758.8	$2,949.9	6.9%

Net revenues from Global Clients in the nine months ended September 30, 2021 were $2,667.0 million, up $258.0 million, or 10.7%, from $2,409.0 million in the nine months ended September 30, 2020. This increase was primarily driven by growth in our CGRLH segment, insurance clients within our BCMI segment and our HMS segment, led by double-digit growth in our transformation services. As a percentage of total net revenues, net revenues from Global Clients increased from 87.3% in the nine months ended September 30, 2020 to 90.4% in the nine months ended September 30, 2021.

Net revenues from GE in the nine months ended September 30, 2021 were $282.9 million, down $66.9 million, or 19.1%, from $349.8 million in the nine months ended September 30, 2020. The decrease in revenue from GE was driven by committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as the inclusion of $29.5 million in revenue from certain GE-divested businesses as Global Client revenue in 2021 following their divestiture by GE.
2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs.2020
	(dollars in millions)
BCMI	$805.8	$750.6	(6.9)%
CGRLH	930.2	1,101.2	18.4%
HMS	1,045.9	1,081.8	3.4%
Others	(23.1)	16.4	170.9%
Total net revenues	$2,758.8	$2,949.9	6.9%
Net revenues from our BCMI segment decreased 6.9% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, largely as a result of the impact of restructuring a contract with a large client in our banking and capital markets vertical within our BCMI segment during the fourth quarter of 2020, partially offset by higher revenues in our insurance vertical and an increase in transformation services delivered to banking and capital markets clients. Since the reduction in revenues due to the large client restructuring, revenues in our BCMI segment have increased sequentially for the past two quarters of 2021. Net revenues from our CGRLH segment increased by 18.4% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in both our transformation services and intelligent operations, including revenue from our recent acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020. Net revenues from our HMS segment increased by 3.4% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in transformation services, including revenue from our recent acquisition of Enquero, partially offset by lower revenues from GE in our manufacturing and services vertical due to committed productivity and a reduction in GE's discretionary expenditures resulting from the macroeconomic environment. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $1,887.6 million in the nine months ended September 30, 2021, up $83.1 million, or 4.6%, from the nine months ended September 30, 2020. The increase in our cost of revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) an increase in our operational headcount supporting revenue growth, including in the number of onshore personnel, related to large deals and transformation services delivery as well as from the acquisition of SomethingDigital.Com LLC and Enquero in the fourth quarter of 2020, (ii) wage inflation, and (iii) higher expenses associated with medical costs related to the impact of the COVID-19 pandemic on our employees. This increase was partially offset by (i) improved utilization of transformation services resources, (ii) a decrease in travel costs as a result of the impact of the COVID-19 pandemic, and (iii) a decrease in depreciation expense in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We also recorded a non-recurring restructuring charge related to employee severance in the nine months ended September 30, 2020, while no corresponding charge was recorded in the nine months ended September 30, 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin increased from 34.6% in the nine months ended September 30, 2020 to 36.0% in the nine months ended September 30, 2021, primarily driven by improved transformation services utilization and higher analytics revenues as well as lower depreciation cost and lower travel costs as a result of the impact of the COVID-19 pandemic in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by higher expenses associated with medical costs primarily related to the impact of the COVID-19 pandemic on our employees. We also recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in the nine months ended September 30, 2020, while no corresponding charges were recorded in the nine months ended September 30, 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 21.1% in the nine months ended September 30, 2020 to 21.0% in the nine months ended September 30, 2021. SG&A expenses were $620.9 million in the nine months ended September 30, 2021, up $38.9 million compared to the nine months ended September 30, 2020. This increase in expense was primarily due to higher staffing to support increased revenues, higher medical costs related to the impact of the COVID-19 pandemic on our employees, higher planned research and development investments in cloud-based offerings and other prioritized service lines, higher marketing expenses, and wage inflation in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by lower depreciation expense. We also recorded a non-recurring employee severance charge as part of our restructuring recorded in the nine months ended September 30, 2020, while no corresponding charge was recorded in the nine months ended September 30, 2021.

Amortization of acquired intangibles. Amortization of acquired intangibles was $44.6 million in the nine months ended September 30, 2021, up $13.0 million, or 40.9%, from the nine months ended September 30, 2020. This increase is primarily due to higher amortization expense related to intangibles in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the acquisitions of Enquero and SomethingDigitial.Com LLC in the fourth quarter of 2020.
Other operating (income) expense, net. Other operating income (net of expense) was $0.2 million in the nine months ended September 30, 2021 compared to other operating expense (net of income) of 15.0 million in the nine months ended September 30, 2020. The decrease in other operating expense was primarily due to a non-recurring impairment charge of $10.2 million related to the abandonment of various office premises as part of our 2020 restructuring and an impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- and customer-related, partially offset by a $4.3 million decrease in the fair value of earn-out liabilities, in the nine months ended September 30, 2020, while no corresponding charges were recorded in the nine months ended September 30, 2021. For additional information, see Note 10—“Goodwill and intangible assets” and Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.8% in the nine months ended September 30, 2020 to 13.5% in the nine months ended September 30, 2021. Income from operations increased by $71.4 million to $397.1 million in the nine months ended September 30, 2021 from $325.7 million in the nine months ended September 30, 2020 driven by higher revenues and associated operating income margins.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $11.5 million in the nine months ended September 30, 2021, compared to a net foreign exchange gain of $11.6 million in the nine months ended September 30, 2020. The gain in the nine months ended September 30, 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar, while the gain in the nine months ended September 30, 2020 resulted primarily from the depreciation of the Indian rupee and Australian dollar against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $38.2 million in the nine months ended September 30, 2021, up $0.1 million, from the nine months ended September 30, 2020. This increase was due to a decrease in interest expense, primarily the result of lower drawdown of our revolving credit facility and a lower balance on our term loan, as well as a lower average LIBOR-based rate on our revolving credit facility and term loan, partially offset by interest expense on our $350.0 million aggregate principal amount of the 2021 Senior Notes and higher losses on interest rate swaps in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased by $0.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower interest income in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 2.9%, unchanged from the nine months ended September 30, 2020 to 2021.

Other income (expense), net. Our other income (net of expense) was $9.0 million in the nine months ended September 30, 2021 compared to other income (net of expense) of $0.9 million in the nine months ended September 30, 2020. The increase in other income in the nine months ended September 30, 2021 was largely attributable to government incentives, changes in the fair value of assets in our deferred compensation plan, and the settlement of certain pre-GE divestiture related tax liabilities, for which we were indemnified by GE. No corresponding items were recorded in the nine months ended September 30, 2020.

Income tax expense. Our income tax expense was $83.0 million in the nine months ended September 30, 2021, up from $66.9 million in the nine months ended September 30, 2020, representing an ETR of 21.9%, down from 22.3% in the nine months ended September 30, 2020. The higher tax expense is due to higher pre-tax income. The decrease in our ETR is primarily due to interest income received on tax refunds in India and certain other discrete benefits recorded in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by the expiration of certain tax benefits in 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.0% in the nine months ended September 30, 2021, up from 8.5% in the nine months ended September 30, 2020. Net income increased by $63.1 million from $233.3 million in the nine months ended September 30, 2020 to $296.4 million in the nine months ended September 30, 2021.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $67.4 million from $441.2 million in the nine months ended September 30, 2020 to $508.6 million in the nine months ended September 30, 2021. Our AOI margin increased from 16.0% in the nine months ended September 30, 2020 to 17.2% in the nine months ended September 30, 2021. This increase was due to higher revenues, gross margin expansion, and lower travel costs as a result of the impact of the COVID-19 pandemic, as well as higher operating leverage in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2020, as a result of the COVID-19 pandemic, we undertook restructuring measures that amounted to $26.5 million. This restructuring charge was excluded from AOI in the nine months ended September 30, 2020, and no corresponding charge was recorded in the nine months ended September 30, 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the nine months ended September 30, 2020 and 2021:

	Nine months ended September 30,
	2020	2021
	(dollars in millions)
Net income	$233.3	$296.4
Foreign exchange (gains) losses, net	(11.6)	(11.5)
Interest (income) expense, net	38.1	38.2
Income tax expense	66.9	83.0
Stock-based compensation	55.8	58.6
Amortization and impairment of acquired intangible assets	32.2	44.0
Restructuring expenses	26.5	—
Adjusted income from operations	$441.2	$508.6

The following table sets forth our AOI by segment for the nine months ended September 30, 2020 and 2021:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs.2020
	(dollars in millions)
BCMI	$88.9	$99.0	11.3%
CGRLH	134.7	184.6	37.1%
HMS	178.7	203.9	14.1%
Others	38.9	21.1	(45.8)%

Even though revenues of our BCMI segment declined, AOI of the BCMI segment increased to $99.0 million in the nine months ended September 30, 2021 from $88.9 million in the nine months ended September 30, 2020, primarily driven by higher utilization of transformation resources and lower discretionary spending in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as well as lower revenues in the nine months ended September 30, 2020 due to delayed work-from-home approvals from certain clients and charges related to a write-down of certain technology assets in the nine months ended September 30, 2020, while no corresponding charge was recorded in the nine months ended September 30, 2021. AOI of our CGRLH segment increased to $184.6 million in the nine months ended September 30, 2021 from $134.7 million in the nine months ended September 30, 2020, primarily due to revenue growth, higher utilization of transformation resources and lower discretionary spending. AOI of our HMS segment increased to $203.9 million in the nine months ended September 30, 2021 from $178.7 million in the nine months ended September 30, 2020, primarily due to revenue growth, higher utilization of transformation resources and lower discretionary spending. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, an adjustment to allowances for credit losses and over or under-absorption of overheads, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2020 and September 30, 2021 is presented below:

	As of December 31, 2020	As of September 30, 2021	Percentage Change Increase/(Decrease)
	(dollars in millions)		2021 vs. 2020
Cash and cash equivalents	$680.4	$922.5	35.6%
Short-term borrowings	250.0	—	(100)%
Long-term debt due within one year	33.5	383.3	NM*
Long-term debt other than the current portion	1,307.4	1,280.6	(2.0)%
Genpact Limited total shareholders’ equity	$1,834.2	$1,952.9	6.5%
 *Not Meaningful

Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
On February 6, 2020, our board of directors approved a 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing an annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of our common shares. On March 18, 2020, June 26, 2020 and September 23, 2020, we paid a dividend of $0.0975 per share, amounting to $18.5 million, $18.6 million and $18.6 million in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020 and September 11, 2020, respectively.

On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021, June 23, 2021, and September 24, 2021, we paid a dividend of $0.1075 per share, amounting to $20.1 million, $20.1 million and $20.2 million in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021 and September 10, 2021, respectively.

As of September 30, 2021, $916.2 million of our $922.5 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $11.6 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $1.3 million of retained earnings. $904.6 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $489.8 million remained available as of September 30, 2021. Since our share repurchase program was initially authorized in 2015, we have repurchased 44,401,924 of our common shares at an average price of $28.38 per share, for an aggregate purchase price of $1,260.2 million.
During the nine months ended September 30, 2021, we repurchased 3,592,409 of our common shares on the open market at a weighted average price of $40.96 per share for an aggregate cash amount of $147.2 million. During the nine months ended September 30, 2020, we repurchased 1,781,978 of our common shares on the open market at a weighted average price of $41.28 per share for an aggregate cash amount of $73.6 million. All repurchased shares have been retired. For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net cash provided by/ (used for):
Operating activities	$425.2	$447.5	5.2%
Investing activities	(55.9)	(37.3)	(33.3)%
Financing activities	(1.6)	(151.1)	NM*
Net increase in cash and cash equivalents	$367.7	$259.1	(29.5)%

*Not Meaningful

Cash flows provided by operating activities.  Net cash provided by operating activities was $447.5 million in the nine months ended September 30, 2021, up from $425.2 million in the nine months ended September 30, 2020. This increase is primarily due to a $63.1 million increase in net income in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, offset by (i) a $24.7 million increase in net operating assets driven by higher investments in accounts receivable and higher payments for statutory liabilities (payroll taxes) in 2021 that were deferred in 2020 as permitted by the Coronavirus Aid, Relief and Economic Security Act, offset by lower tax payments (including tax refunds) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, and (ii) a $16.1 million decrease in non-cash expenses, primarily due to higher unrealized gains on the revaluation of foreign currency assets/liabilities and lower write-downs of operating right-of-use assets, intangible assets and property, plant and equipment in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cash flows used for investing activities. Our net cash used for investing activities was $37.3 million in the nine months ended September 30, 2021, compared to $55.9 million in the nine months ended September 30, 2020. The reduction in cash used for investing activities was primarily due to a reduction in payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds), which were $25.1 million lower in the nine months ended September 30, 2021 than in the nine months ended September 30, 2020. This was partially offset by payments of $6.6 million in the nine months ended September 30, 2021 related to business acquisitions consummated in the fourth quarter of 2020, while no corresponding payments were made in the nine months ended September 30, 2020.

Cash flows used for financing activities. Our net cash used for financing activities was $151.1 million in the nine months ended September 30, 2021, compared to net cash used for financing activities of $1.6 million in the nine months ended September 30, 2020. This change was primarily due to (i) higher payments for share repurchases (including expenses related to repurchases) in the nine months ended September 30, 2021, amounting to $147.2 million compared to $73.6 million in the nine months ended September 30, 2020, (ii) higher dividend payments in the nine months ended September 30, 2021, amounting to $60.5 million compared to $55.8 million in the nine months ended September 30, 2020, (iii) higher payments related to earn-out consideration in the nine months ended September 30, 2021, amounting to $2.6 million compared to $0 in the nine months ended September 30, 2020, and (iv) a $75.0 million reduction in net proceeds from borrowings (net of repayment) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $29.8 million in the nine months ended September 30, 2021 compared to $19.3 million in the nine months ended September 30, 2020.

Financing Arrangements
As of December 31, 2020 and September 30, 2021, our outstanding term loan, net of debt amortization expense of $1.2 million and $0.8 million, respectively, was $593.9 million and $568.7 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and September 30, 2021, the limits available under such facilities were $14.3 million and $20.2 million, respectively, of which $7.8 million and $4.2 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2020 and September 30, 2021, a total of $252.3 million and $2.0 million, respectively, of our revolving credit facility was utilized, of which $250.0 and Nil, respectively, constituted funded drawdown and $2.3 million and $2.0 million, respectively, constituted non-funded drawdown.
Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and the 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the respective lives of the notes as additional interest expense. As of December 31, 2020 and September 30, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.7 million and $0.3 million, respectively, was $349.3 million and $349.7 million, respectively, which is payable on April 1, 2022. As of December 31, 2020 and September 30, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2.3 million and $1.8 million, was $397.7 million and $398.2 million, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued the 2021 Senior Notes, resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of September 30, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.7 million, was $347.3 million, which is payable on April 10, 2026.
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 7— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2017 Senior Notes and the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA, Inc. (“Genpact USA”), a wholly-owned subsidiary of the Company, co-issued the 2021 Senior Notes. As of September 30, 2021, the outstanding balance for each of the 2017 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes was $349.7 million, $398.2 million and $347.3 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2017 Senior Notes and the 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2020	Nine months ended September 30, 2021
	(dollars in millions)
Net revenues	$206.5	$176.7
Gross profit	206.5	176.7
Net income	762.7	81.9

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2020	Nine months ended September 30, 2021
	(dollars in millions)
Royalty income	$69.5	$4.4
Revenue from services	137.0	172.3
Interest income (expense), net	46.7	25.4
Other cost, net	11.2	11.4
Gain on sale of intellectual property	650.0	—

Summarized Balance Sheets	As of December 31, 2020	As of September 30, 2021
	(dollars in millions)
Assets
Current assets	$2,073.7	$2,319.6
Non-current assets	711.7	585.8

Liabilities
Current liabilities	$3,491.9	$3,767.5
Non-current liabilities	1,825.3	1,788.9

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2020	As of September 30, 2021
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$280.8	$234.4
Loans receivable	1,324.5	1,529.5
Others	396.5	367.2

Non-current assets
Investment in debentures/bonds	$501.2	$414.6
Loans receivable	—	—
Others	64.2	36.4

Liabilities
Current liabilities
Loans payable	$2,357.9	$2,447.9
Others	823.4	893.6

Non-Current liabilities
Loans payable	$500.0	$500.0

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
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2021, we were party to interest rate swaps covering a total notional amount of $467 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.
In March 2021, we executed a treasury lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes issued in March 2021, and our entry into this agreement was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of September 30, 2021 was $0.7 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our common shares during the three months ended September 30, 2021. Approximately $489 million remained available for share repurchases under our existing share repurchase program as of that date.
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
Date: November 9, 2021
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer

Exhibit 31.1
CHIEF EXECUTIVE OFFICER CERTIFICATION
I, N.V. Tyagarajan, certify that:
1.I have reviewed this Quarterly Report on Form 10-Q of Genpact Limited for the period ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof;

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
Date: November 9, 2021

/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

Exhibit 31.2
CHIEF FINANCIAL OFFICER CERTIFICATION
I, Michael Weiner, certify that:
1.I have reviewed this Quarterly Report on Form 10-Q of Genpact Limited for the period ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof;

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
Date: November 9, 2021

/s/ Michael Weiner
Michael Weiner
Chief Financial Officer

Exhibit 32.1
Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Genpact Limited (the “Company”) on Form 10-Q for the period ended September 30, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, N.V. Tyagarajan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 9, 2021

/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

Exhibit 32.2
Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Genpact Limited (the “Company”) on Form 10-Q for the period ended September 30, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Weiner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 9, 2021

/s/ Michael Weiner
Michael Weiner
Chief Financial Officer