Form 10-K
period 2021-12-31
Genpact LTD
filed 2022-03-01
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626
GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Canon's, Court
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $8,472,136,029, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $45.43 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.
As of February 24, 2022, there were 185,174,846 common shares of the registrant outstanding.
Documents incorporated by reference:
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:
Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14, Principal Accountant Fees and Services.

Auditor name: KPMG Assurance and Consulting Services LLP	Auditor Location: Mumbai, Maharashtra, India	Auditor Firm ID: 2115

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
•political, economic or business conditions in countries where we have operations or where our clients operate, including the withdrawal of the United Kingdom (the "U.K.") from the European Union (the "EU"), commonly known as Brexit, and uncertainty about the future relationship between the U.K. and the EU, and heightened economic and political uncertainty within and among other EU member states;
•expected spending on business process outsourcing, information technology and digital transformation services by clients;
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
•general inflationary pressures and our ability to share increased costs with our clients;
•our ability to effectively price our services and maintain pricing and employee utilization rates;
•the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
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
•the developing conflict between Russia and Ukraine and any restrictive actions that may be taken by the United States and other countries in response, such as sanctions or export controls;
•our ability to successfully consummate or integrate strategic acquisitions;
•our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;
•our ability to service our defined contribution and benefit plan payment obligations;
•clarification as to the possible retrospective application of a judicial pronouncement in India regarding our defined contribution and benefit plans payment obligations;

•our relationship with the General Electric Company, or GE, and our ability to maintain relationships with former GE businesses;
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
•legislation in the United States or elsewhere that restricts or adversely affects demand for business process outsourcing, information technology and digital transformation services offshore;
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
•technological innovation;
•our ability to derive revenues from new service offerings; and
•unionization of any of our employees.
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
In this Annual Report on Form 10-K, we use the terms “Genpact,” “Company,” “we” and “us” to refer to Genpact Limited and its subsidiaries. Our registered office is located at Canon's Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

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

Risks Related to our Business and Operations

•Wage increases in the countries where we operate may reduce our profit margin.
•We may fail to attract and retain enough qualified employees to support our operations.
•Our profitability will suffer if we are not able to price appropriately, maintain employee and asset utilization levels and control our costs.
•We enter into long-term contracts and fixed price contracts with our clients. Our failure to price these contracts correctly may negatively affect our profitability.
•Our partnerships, alliances and relationships with third-party suppliers and contractors and other third parties with whom we do business expose us to a variety of risks that could have a material adverse effect on our business.
•We face legal, reputational and financial risks from any failure to protect client, Genpact or employee data from security incidents or cyberattacks.
•Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic.
•Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our and our clients’ businesses and levels of business activity.
•Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
•Tax matters may have an adverse effect on our business, results of operations, effective tax rate and financial condition.
•We may be subject to claims and lawsuits for substantial damages, including by our clients arising out of disruptions to their businesses or our inadequate performance of services.
•Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.
•Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.
•GE has historically accounted for a significant portion of our revenues and any material loss of business from, or our failure to maintain relationships with, GE and former GE businesses could have a material adverse effect on our business, results of operations and financial condition.
•Our revenues are highly dependent on clients located in the United States and Europe, as well as on clients that operate in certain industries.
•We may face difficulties in providing end-to-end business solutions or delivering complex, large or unique projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business and our reputation.
•Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.
•Restrictions on entry or work visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.
•Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.
•We may be unable to service our debt or obtain additional financing on competitive terms.

•We often face a long selling cycle to secure a new contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.
•Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.
•We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.
•Our operating results may experience significant fluctuations.
•If we are unable to collect our receivables, our results of operations, financial condition and cash flows could be adversely affected.
•Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operation and financial condition.
•Our industry is highly competitive, and we may not be able to compete effectively.
•Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.
•A substantial portion of our assets, employees and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.
•We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
•Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
•If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.
•We may engage in strategic transactions that could create risks.
•We may become subject to taxation as a result of our incorporation in Bermuda or place of management, which could have a material adverse effect on our business, results of operations and financial condition.
•Economic substance requirements in Bermuda could adversely affect us.
•We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

Risks Related to our Shares

•The issuance of additional common shares by us or the sale of our common shares by our employees could dilute our shareholders’ ownership interest in the Company and could significantly reduce the market price of our common shares.
•There can be no assurance that we will continue to declare and pay dividends on our common shares, and future determinations to pay dividends will be at the discretion of our board of directors.
•We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
•The market price for our common shares has been and may continue to be volatile.
•You may be unable to effect service of process or enforce judgments obtained in the United States or Bermuda against us or our assets in the jurisdictions in which we or our executive officers operate.

USE OF TRADEMARKS

The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Annual Report on Form 10-K after their first reference herein.

PART I
Item 1. Business
Genpact is a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience over time running thousands of processes for hundreds of Fortune Global 500 companies. We have over 109,600 employees serving clients in key industry verticals from more than 30 countries. Our 2021 total net revenues were $4.0 billion.

In 2021, we continued to strategically invest for long-term growth following a strategy focused on delivering differentiated, domain-led solutions in a focused set of geographies, industry verticals and service lines. During the year, we continued to invest in our newer service lines and our experience business as well as to enhance our data management capabilities and develop cloud-based analytics solutions. We also continued to invest in the learning and development of our employees to provide them with the critical skills needed for the future and to build their careers. Over the past several years, our services have evolved from focusing mainly on improving cost and efficiencies to driving meaningful business outcomes for our clients, including growth and better decision-making using our strategic insights.
Our approach

Many of our client solutions are embedded with our Digital Smart Enterprise ProcessesSM (Digital SEPs), a patented and highly granular approach to recognize the critical factors that dramatically improve business performance to help drive client outcomes. Our Digital SEPs combine Lean Six Sigma methodologies – which reduce inefficiency and improve process quality – with advanced domain-specific digital technologies, drawing on our industry acumen, our expertise in Artificial Intelligence (AI) and experience-centric principles, and our deep understanding of how businesses run. Digital SEPs test the effectiveness of client processes using best-in-class benchmarks developed by mapping and analyzing millions of client transactions across thousands of end-to-end business processes. In this way, we identify opportunities for improving clients’ operations by applying our deep process knowledge and process-centric technologies to transform them.

Genpact Cora, our AI-based platform, integrates our proprietary automation, analytics and AI technologies with those of our strategic partners into a unified offering. It draws insights from our deep domain and operations expertise in our target industries and service lines to create analytics-based solutions that are focused on improving customer and user experience to accelerate clients’ digital transformations.
Domain-led digital transformation

Industry disruption is pervasive, driven by an explosion in digital technologies, increased use of data and analytics, new competitors, and shifting market dynamics. In this environment, companies need industry-tailored solutions to reimagine their business models end-to-end and adapt to rapid change.

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

We partner with clients to show them how new digital solutions can drive business outcomes. We apply user and customer experience principles to our domain expertise and innovative technology to create solutions designed to quickly and aptly meet client objectives. The results can include quick-turnaround proof of concept prototypes that clients can install and test in their own environments.

We enable domain-led digital transformation for our clients primarily in two ways: designing and running Intelligent OperationsSM and providing digital-led, standalone Transformation Services.

Intelligent Operations

Our Intelligent Operations embed digital, advanced analytics and cloud-based offerings into our business process outsourcing solutions to automate and transform our clients’ operations. This allows enterprises to be more flexible and helps them focus on high-value work to better compete in their industries. Our solutions also include our IT services, which include end-user computing support, infrastructure management (including cloud, service integration and management and cybersecurity), application production support and database management.

The ability to organize complex data sets and use analytics to derive actionable insights is increasingly critical to drive business outcomes for our clients. Our Enterprise360 intelligence platform enables our clients to harness the power of data and insights from our operations leveraging proprietary metrics and benchmarks from our Digital SEPs. This platform also uses AI for prescriptive actions to pinpoint transformation opportunities in an effort to unlock operational excellence and growth.
Transformation Services

Our transformation services include our digital solutions, consulting services, and analytics offerings. We are also building and driving solutions that involve experience-led transformation. Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.

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

Analytics: We use data and advanced analytics to drive value for our clients by providing predictive insights that are actionable and can lead to improved business outcomes. We offer analytics services and solutions in areas where we have domain and functional expertise, both on a standalone basis and embedded in our other service offerings. We help our clients manage data through appropriate governance and process engineering principles and leverage quantitative and qualitative methods to analyze a client’s data to help them assess new business opportunities, manage risk, and make better business decisions.
Our service offerings

We offer the following professional services to our clients:

•Core industry operations specific to our chosen industry verticals; and
•Enterprise Services: CFO advisory, finance and accounting, supply chain, sourcing and procurement, sales and commercial, and environmental, social and governance services.

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

Enterprise services

CFO advisory services

Our CFO advisory services include CFO organization design and set-up, such as CFO target operating model design and working capital improvement solutions; operational finance transformation, such as procure-to-pay optimization and period close optimization; financial planning and analysis transformation, such as planning, budgeting and forecasting transformation, business intelligence systems and advanced visualization tool design and implementation; digital transformation, including design, configuration and implementation of finance IT architecture, intelligent automation, including intelligent workflow orchestration and cloud migrations; analytics solutions, such as data strategy and governance, operational reporting and financial data lake design and implementation; and carve-outs and post-merger integration services, including transactional due diligence.

Finance and accounting services

We believe we are one of the world’s premier providers of finance and accounting services. Our services in this area include:
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

Supply chain, sourcing and procurement and sales and commercial services

Supply chain: We offer advisory services, adoption of digital and analytics tools and technology, and services to achieve supply chain resiliency and sustainability across the value chain (plan, source, make, deliver, and after-sales).

Sourcing and procurement: We offer advisory and other services across the procurement value chain, including direct and indirect strategic sourcing, responsible sourcing, category management, spend analytics, procurement operations and master data management.

Sales and commercial: We drive growth and experience for our clients by transforming and running the end-to-end sales lifecycle for our clients through services such as campaign management, lead generation, qualification and deductions. We also provide services in the areas of partner management and commercial operations, such as pricing and promotion optimization, and B2B customer experience, including order management, deductions and dispute management.

Environmental, social and governance services

We offer a range of solutions to help our clients meet their sustainability objectives, environmental, social and governance (ESG) regulatory requirements or voluntary commitments. Our services in this area include advisory, data management & analytics, carbon accounting, responsible sourcing, human rights assessment, sustainability diligence, ESG reporting and limited assurance for ESG reporting.
Industries we serve
We work with clients across our chosen industry verticals, which are areas in which we believe we have deep industry acumen. Our chosen industry verticals, which are also our three reportable segments, are: (1) Banking, Capital Markets and Insurance (BCMI), (2) Consumer Goods, Retail, Life Sciences and Healthcare (CGRLH), and (3) High Tech, Manufacturing and Services (HMS).
Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as CFO advisory, finance and accounting, and supply chain, sourcing and procurement, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals. These services are embedded where possible with industry-relevant digital and analytics tools that use AI and automation modules designed to drive enhanced benefits and customer experience.
Banking, Capital Markets and Insurance
Our banking and capital markets clients include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, auto finance providers, clearing and settlement organizations, renewable energy lenders and other financial services companies. Our core operations services for these clients include application processing, collections and customer services, loan operations, customer onboarding, commercial loan servicing, equipment and auto loan servicing, mortgage origination and servicing, risk management and compliance services, reporting and monitoring services and wealth management operations support. We also provide end-to-end information technology services, application development and maintenance, cloud hosting, post-trade support, managed services, financial crimes support and consulting.

Our insurance clients include global property and casualty insurers, life, annuity, disability and employee benefits providers, and reinsurers and insurance brokers. Our core operations services for these clients span the lifecycle of insurance processes, including underwriting support, new business processing, policy administration, customer service, claims management, catastrophe modeling and actuarial services.
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

High Tech, Manufacturing and Services
Our clients in the high tech industry vertical include companies in the information and digital technology, platform provider, electronics, software, fintech, and e-commerce sectors. The core operations services we provide to these clients include industry-specific solutions for trust and safety, advertising sales support, the Industrial Internet of Things (IIoT), user experience, AI/machine learning/robotic process automation, order and supply chain management, data engineering, digital content management and risk management.

Our manufacturing and services clients include companies in the aerospace, automotive, energy, manufacturing, and transportation and logistics sectors. Our core operations solutions for these clients include industry-specific solutions for the IIoT, supply chain management, direct procurement, logistics services, aftermarket services support, industrial asset optimization and engineering services.
Our clients
We serve more than 700 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries.
GE

General Electric Company (GE) has been our largest client since our inception and accounted for $376.2 million, or 9%, of our total net revenues in 2021. We serve several of GE’s business units, including Aviation, Corporate, Healthcare, Industrial Finance, Power and Renewables. In November 2021, GE announced its intention to divide into three public companies by 2024. See "GE has historically accounted for a significant portion of our revenues and any material loss of business from, or our failure to maintain relationships with, GE and former GE businesses could have a material adverse effect on our business, results of operations and financial condition" under Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

We provide broad services to GE across all of our service offerings. Commitments with respect to services we may perform for GE are set forth in statements of work (SOWs), purchase orders and business services agreements (BSAs), that we may enter into with individual GE business units from time to time. These SOWs, purchase orders and BSAs cover in more detail the type of work to be performed and the associated amounts to be billed. In general, each GE business unit decides whether to enter into a SOW, purchase order or BSA with us and on what terms it will do so. Therefore, although some decisions may be made centrally at GE, our revenues from GE come from many different businesses, each with its own leader who makes decisions about our services.
Global clients

We serve about one fifth of the Fortune Global 500. Our net revenues from our clients other than GE, which we refer to as our Global Clients, were $3.6 billion in 2021, or 91% of our 2021 total net revenues. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Classification of certain net revenues.”

Our contracts with clients for Intelligent Operations services often take the form of a master services agreement (MSA), which is a framework agreement that we then supplement with SOWs. For transformation services, we typically enter into software-as-a-service and/or consulting agreements with our clients depending on the scope of the services to be performed. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
Our people
As of December 31, 2021, we had approximately 109,600 employees working in more than 30 countries. As a talent-led organization, our people are critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – who embody and enable our purpose — the relentless pursuit of a world that works better for people — and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent

We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. In 2021, we promoted more than 19,000 of our employees and encouraged employee career growth through our Destination Growth program. We also regularly monitor employee retention levels and continue to enhance our pay-for-performance approach in an effort to retain our top talent.

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

We are committed to:
•Increasing diversity, including gender, racial and ethnic diversity, across all levels of the organization;
•Recruiting, retaining and advancing talent, including from diverse ethnic and racial backgrounds; and
•Creating and fostering an inclusive culture where everybody, including our LGBTQ+ employees, feels safe and empowered.

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

In 2021, we also invested in technologies and programs designed to create a better employee experience, with a particular focus on employee well being, and launched applications that promote individual wellness and enable socializing and collaboration between employees.
Corporate social responsibility
Genpact’s approach to corporate social responsibility focuses on four pillars:
•Education and employability;
•Women's empowerment;
•Sustainable social impact; and
•Environmental sustainability.
We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. More than 50,000 of our employees have volunteered their time to, among other things, help underprivileged children get better access to education, assist unemployed women in developing job skills, and work on projects to help improve infrastructure and education in the communities in which we work and live. For example, in 2021, in a continued effort to combat pandemic-induced hunger and following on the success of our Feed 20 Million initiative in 2020, we launched our Feed 30 Million initiative, setting a goal to serve 30 million meals in 2021 to people in need. Our volunteers enabled us to surpass this goal with more than 30 million meals served during the year.

Additionally, in 2021 more than 5,000 of our employees participated in our payroll-based charitable donation programs, and many of our employee volunteers participated in virtual volunteering initiatives such as composting, planting saplings, or eliminating single-use plastic. We are also passionate about working collectively to reduce our carbon footprint and have set targets to reduce our environmental impact at the regional and global levels.
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
We have designated lead client partners and global relationship managers for each of our strategic client relationships. The client partners and global relationship managers are supported by transformation partners, industry/product subject matter experts and teams from digital and analytics, process improvement, quality, transition, finance, human resources and information technology to ensure we can best understand and address the needs of our clients. We constantly monitor our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by vertical-specific and horizontal service offerings.

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
Global delivery
We serve our clients using our global network of 82 delivery centers in 22 countries. We have delivery centers in Australia, Brazil, Bulgaria, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, South Africa, the United Kingdom and the United States. We also have many employees in these and additional countries, such as Canada, Ireland, Portugal, Singapore, Spain and Turkey, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

With this global network, we are able to manage complex processes around the world. We use different locations for different types of services depending on client needs and the mix of skills and cost of employees at each location.
Our global delivery model gives us:
•multilingual capabilities;
•access to a larger talent pool;
•“near-shoring” as well as off-shoring capabilities to take advantage of time zones; and
•proximity to our clients through a significant onshore presence.

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

As of December 31, 2021, we had a portfolio of more than 50 patents and pending patent applications globally. Additionally, we have approximately 200 trademarks registered in various jurisdictions.
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
It is our practice to enter into agreements with our employees and independent contractors that:
•ensure that all new intellectual property developed by our employees or independent contractors in the course of their employment or engagement is assigned to us;
•provide for employees’ and independent contractors’ cooperation in intellectual property protection matters even if they no longer work for us; and
•include a confidentiality undertaking by our employees and independent contractors.
Competition
We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:
•large multinational service providers, primarily accounting and consulting firms, that provide consulting and other professional services;
•companies that are primarily business process service providers operating from low-cost countries, most commonly India;
•companies that are primarily information technology service providers with some business process service capabilities; and
•smaller, niche service providers that provide services or products in a specific geographic market, industry or service area, including digital.
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
• reputation and client references;
• contractual terms, including competitive pricing and innovative commercial models;
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
Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and the California Consumer Privacy Act. All fifty U.S. states and the District of Columbia have implemented separate data security and breach notification laws with which we must comply; in addition, some states have strengthened their existing laws. Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data (CLOUD) Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S. In the EU, the General Data Protection Regulation (GDPR) went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, India, as well as some countries in Africa, Asia and Latin America, have either passed data privacy legislation or are considering data protection laws that affect or may affect us. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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

Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 42 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide. We also hold entity adjuster licenses in 22 states that require licensing.
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
Several of our service delivery centers, primarily located in China, India, Israel, Malaysia and the Philippines, benefit from tax incentives or concessional rates provided by local laws and regulations. The Indian Special Economic Zones Act of 2005 introduced a tax holiday in certain situations for operations established in designated “special economic zones” (SEZs). The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. The Indian government recently enacted a law that allows companies to elect to pay a reduced tax rate on all of their income provided they do not take advantage of any tax holidays or other exemptions. In response to this law, we have elected to cease taking advantage of the SEZ tax holidays and are subject to the reduced tax rate effective April 1, 2021. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Income Taxes.” In addition to the tax holidays described above, certain benefits are also available to us as an information technology enabled service (ITES) company under certain Indian state and central laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions, commercial usage of electricity and incentives related to the export of qualified services.
Our hedging activities and currency transfers are restricted by regulations in certain countries, including China, India, the Philippines and Romania.
Certain Bermuda Law Considerations
As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act 1981 of Bermuda, as amended, regulating the declaration and payment of dividends and the making of distributions from contributed surplus.
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

Information about our executive officers
The following table sets forth information concerning our executive officers as of March 1, 2022:

Name	Age	Position(s)
N.V. Tyagarajan	60	President, Chief Executive Officer and Director
Michael Weiner	50	Senior Vice President, Chief Financial Officer
Patrick Cogny	55	Senior Vice President, High Tech, Manufacturing and Services
Balkrishan Kalra	52	Senior Vice President, Banking, Capital Markets, Consumer Goods, Retail, Life Sciences and Healthcare
Piyush Mehta	53	Senior Vice President, Chief Human Resources Officer
Darren Saumur	54	Senior Vice President, Global Operating Officer
Kathryn Stein	44	Senior Vice President, Chief Strategy Officer and Global Business Leader, Enterprise Services
Heather White	49	Senior Vice President, Chief Legal Officer and Corporate Secretary
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
Michael Weiner has served as our Senior Vice President, Chief Financial Officer since August 2021. Before joining Genpact, he was the executive vice president, chief financial officer and treasurer of National General Holdings Corp. from 2010 to 2021. Prior to that, he worked with Ally Financial's GMAC Insurance unit, Cerberus Operations and Advisory Company, Citigroup, KPMG LLP and Bankers Trust Company.
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
Kathryn Stein has served as our Senior Vice President, Chief Strategy Officer since December 2016 and has also been responsible for our Enterprise Services business since February 2019. Prior to joining Genpact, Ms. Stein was at Mercer for six years, most recently as a Partner and Market Business Leader.  Before Mercer, she worked with Boston Consulting Group, the Center for Strategic and International Studies and MarketBridge Consulting. Ms. Stein also currently serves as a director of Computer Task Group, Incorporated.
Heather White has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since April 2018.  Ms. White has been with Genpact since 2005, and served most recently as our Senior Vice President and Deputy General Counsel.  Prior to joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

Item 1A.     Risk Factors
Risks Related to our Business and Operations
Wage increases in the countries where we operate may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. Demand and competition for skilled employees, especially employees with the mix of skills and experience that we need to provide certain of our services, have increased significantly from historical levels over the past year. The increased level of demand and competition has resulted in a tight labor market and significant increases in compensation for certain employees, particularly in highly developed markets. As wage levels for skilled employees increase in most of the countries in which we operate because of, among other reasons, the tightening of the labor market and related competition for skilled employees in certain areas, faster economic growth, and increased demand for business process services, wage increases have begun to adversely affect our profitability and may continue to adversely affect our profitability in the future to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. We will attempt to control such costs by seeking to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We have recently had to increase our wage levels for certain roles significantly in a short period of time, and we may in the future need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.
In recent years we have increased, and we expect to continue to increase, the number of employees we have in the United States from historical levels, and this increase in the relative share of our employees who are based in the United States could have a negative effect on our profitability. In addition, we engage independent contractors in various U.S. states in the ordinary course of business. A handful of U.S. states have enacted legislation that requires businesses to consider individuals to be employees who, under current law in most other U.S. states, would be considered independent contractors. The U.S. Congress may seek to pass similar legislation at a national level across all 50 U.S. states. If additional states or the U.S. federal government pass similar legislation, we may be required to modify our hiring plans and associated business model, which may increase our cost of doing business.
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
In 2022, the Government of India is expected to make effective new labor codes, which, among other things, change the definition of wages for purposes of determining employer contributions under the provident fund and other statutory benefit schemes, including the Indian gratuity plan. As a result of this new legislation, our compensation cost in India may increase, which could adversely affect our profitability, results of operations and financial condition.
We may fail to attract and retain enough qualified employees to support our operations.
Our industry relies on large numbers of skilled employees, and our success and profitability depend on our ability to attract, train and retain a sufficient number of employees with the right mix of skills and experience to perform services for our clients. Historically, high employee attrition has been common in our industry. In 2021, our attrition rate for all employees who were employed for a day or more was 30%, an increase from our normalized historical attrition rate in the range of 26% to 28% (excluding 2020, which was an outlier due to the initial impact of the COVID-19 pandemic on the labor market). We cannot assure you that we will be able to reduce our level of attrition in the future or even maintain our attrition rate at the 2021 level. If our attrition rate increases beyond the 2021 level, our operating efficiency and productivity may decrease.
Competition for qualified employees, particularly in India and the United States, remains high and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies. In many locations in which we operate, there is a limited pool of employees who have the mix of skills and experience we need to perform services for our clients. We must hire or reskill, retain and motivate appropriate numbers of skilled employees with diverse experience in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand for our services and new technologies, and continuously innovate to grow our business. If we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate quickly enough and fulfill client demand. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies.

In 2021, we faced increased competition for talent with scarce skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and will likely continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs or be unable to fulfill client demand for our services and solutions. Sustained competition for employees, or an increase in competition from the heightened levels seen in 2021, could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
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
A portion of our SOWs are currently billed on a fixed price basis rather than on a time and materials basis. We may also increase the number of fixed price contracts we perform in the future. Any failure to accurately estimate the resources or time required to complete a fixed price engagement or to maintain the required quality levels or any unexpected increase in the cost to us of employees, office space or technology could expose us to risks associated with cost overruns and could have a material adverse effect on our business, results of operations and financial conditions.
Our partnerships, alliances and relationships with third-party suppliers and contractors and other third parties with whom we do business expose us to a variety of risks that could have a material adverse effect on our business.
Our partnerships and alliances and our relationships with a variety of third parties, including suppliers, contractors and others, expose us to a variety of risks that could have a material adverse effect on our business, and we may not be successful in mitigating such risks. Our operations depend on our ability to anticipate our and our clients' needs for products and services, as well as our suppliers’ ability to deliver sufficient quantities and quality of products and services at reasonable prices and in time for us to meet commitments for the delivery of our own services. In addition, we must adequately address quality issues associated with our services, including with respect to any third-party components to our services. Any performance failure on the part of our partners or the third parties with whom we do business, or the discontinuance by such third parties or partners of services that we have relied on them to perform for our clients, could delay our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability. Additionally, our partners, third-party suppliers and contractors and other third parties with whom we do business may not be able to comply with current good business practices or applicable laws or regulatory requirements.Our failure, or the failure of such third parties, to comply with applicable laws and regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties and criminal prosecutions, any of which could significantly and adversely affect our business.
We may have limited control over the amount and timing of resources that our partners and third parties with whom we do business dedicate to their arrangements with us. Our ability to generate revenue from these arrangements will depend on our partners’ or other third parties’ desire and ability to successfully perform the functions assigned to them in these arrangements. Further, certain of our suppliers, partners and other contractors may decide to discontinue conducting business with us.
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
We face legal, reputational and financial risks from any failure to protect client, Genpact or employee data from security incidents or cyberattacks.
In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. If any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to client, third-party or Genpact data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, held for ransom or otherwise disrupted or invaded information systems of other companies and misappropriated or disclosed data. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts, including, for instance, by Russia or Russian-based actors in connection with the evolving Russia/Ukraine conflict. We may be unable to anticipate the techniques used by threat actors to invade our systems and may not detect when an incursion has occurred or implement adequate preventative and responsive measures. The steps we have taken to protect our information systems and data security may be inadequate. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.
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
While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches or in their timely detection or effective response. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced data security incidents such as inadvertent or unauthorized disclosures of data, including as a result of phishing or malware, and other unauthorized access to or use of our systems or those of third parties. To date such incidents have not had a material impact on our operations or financial results; however, there is no assurance that such impacts will not be material in the future.
Additionally, due to the COVID-19 pandemic, the majority of our employees are now working from home in environments that are not subject to the same physical controls designed to prevent data breaches or losses as are present in our offices and delivery centers, which increases the risk of data breaches. Measures we have taken during the pandemic to implement suitable additional controls and educate our employees on the importance of cybersecurity, data loss prevention and related best practices may not prevent data breaches, the occurrence of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.
Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic.
The COVID-19 pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted our business and results of operations. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain, rapidly changing and difficult to predict, the ultimate impact of the pandemic on our business, financial condition and results of operations is currently unknown.
The extent to which the COVID-19 pandemic will continue to adversely impact our business and results of operations will depend on future developments that are currently difficult to predict and outside of our control, including: future variants of the COVID-19 virus and the severity of such variants; the availability and effectiveness of vaccines, including booster shots, and treatments for COVID-19 globally; the ultimate duration and scope of the pandemic; actions taken by governments and other parties, such as our clients, in response to the pandemic, including any future actions to contain, treat or prevent the virus; the impact of the pandemic on economic activity and actions taken in response; the effect of the pandemic on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions on time or at all; our ability to sell and provide our services and solutions to clients and prospects; and the ability of our employees to continue to be productive and maintain morale while working remotely.
We have enabled most of our employees to work remotely during the pandemic. This effort has posed, and continues to pose, numerous operational risks and logistical challenges, and has created new costs, diverted management attention and corporate resources, and amplified certain risks to our business, including increased: (a) demand on our information technology resources and systems that were initially designed for use in our delivery centers only, (b) phishing, ransomware and other cybersecurity attacks, and (c) data privacy and security risks as our employees are working from environments that lack the physical security controls in place in our offices and delivery centers. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.
In the first half of 2021, the Delta variant caused a devastating second wave of COVID-19 in India and other jurisdictions where we operate, and we experienced higher than normal levels of employee absenteeism due to illness or employees caring for family members who were sick. Although employee absenteeism related to COVID-19 has not yet had a material impact on our ability to deliver services to our clients, future variants could lead to a higher rate, or more extended periods, of employee absenteeism, which could have a material adverse effect on our business, financial condition, results of operations and/or share price. In addition, many of our employees have experienced new or additional financial, family and health burdens because of the prolonged nature of the COVID-19 pandemic, and if these burdens persist, our employees’ mental and physical health and engagement levels may be impacted. Our efforts to mitigate the negative impact of the COVID-19 pandemic on our business may not be effective, and we may be required to take additional actions to protect the long-term health of our business. We may also be affected by a protracted economic downturn.
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
The COVID-19 pandemic has also led to significant volatility in financial markets, and has at times impacted, and may again impact, our share price and trading in our common shares. The overall uncertainty regarding the future economic impact of the COVID-19 pandemic and the impact on our revenue growth could also impact our cash flows from operations and liquidity. Material changes to our cash flows, liquidity and the volatility of the stock market and our share price could impact our capital allocation strategy, including our quarterly dividend and our share repurchase program. Asset impairment charges, extreme currency exchange-rate fluctuations and an inability to recover costs or lost revenues or profits from insurance carriers could all adversely affect us, our financial condition and our results of operations. Additionally, future disruptions and volatility in global and domestic capital markets could increase the cost of capital and limit our ability to access capital.
Any of the foregoing could also amplify the other risks and uncertainties outlined in this Annual Report on Form 10-K and could have a material adverse effect on our business, financial condition, results of operations and/or share price.
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
We have employees in more than 30 countries and significant operations in 22 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a concentration of employees, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
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
Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our and our clients’ businesses and levels of business activity.
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
A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. Additionally, major political events, including the United Kingdom’s withdrawal from the European Union, or Brexit, create uncertainty for businesses such as ours that operate in these markets. We continue to examine the various possible impacts Brexit may have on our business and operating model. Any of the impacts of Brexit, or the final terms of the trade agreement between the United Kingdom and the European Union, could adversely affect global economic conditions and the stability of global financial markets, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Additionally, broader global geopolitical tensions and actions that governments take in response may adversely impact us. For instance, in response to the rapidly developing conflict between Russia and Ukraine, the United States and other countries in which we operate have imposed and may further impose broad sanctions or other restrictive actions against governmental and other entities in Russia. We do not have employees or operations in Russia or Ukraine, but we have operations in surrounding countries, and we have clients that do business in Russia and Ukraine. Such clients may be adversely affected by the growing conflict and related sanctions and other governmental actions, which in turn could have an adverse impact on our revenues from such clients. Additionally, given the global nature of our operations, any protracted conflict or the broader macroeconomic impact of sanctions imposed on Russia could have an adverse impact on our business, profitability, results of operations and financial condition.
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
Additionally, increased operating costs resulting from recent inflationary pressures, including increases in compensation, wage pressure, and other expenses for our employees, have adversely affected our profitability and could continue to do so. Broad-based inflation will also continue to increase the costs of operating our delivery centers, including, in particular, due to rising energy prices, which have been and may continue to be amplified by the developing conflict between Russia and Ukraine. We have not been able to, and may in the future be unable to, fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for periods of time. This has resulted in and is expected to continue to result in downward pressure on our gross margins and operating income. Further, our clients may choose to reduce their business with us or cancel, defer or delay projects if we increase our pricing. If we are unable to successfully adjust pricing, reduce costs or implement other countermeasures, our profitability could be materially adversely affected.

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
In addition, the Government of India issued assessment orders to us in 2014, 2016 and 2019 seeking to assess tax on certain transactions that occurred in 2009, 2013 and 2015. We have received demands for potential tax claims related to these orders in an aggregate amount of $147 million, including interest through the date of the orders. We do not believe that the transactions should be subject to tax in India under applicable law and have accordingly not provided a reserve for such exposure and have filed the necessary appeals. We have received favorable orders from appellate authorities relating to demands of $133 million and refunds of amounts that we previously paid toward these demands, including refunds of interest paid toward such demands. The tax authorities may appeal these orders in a higher court. In the event we do not prevail in these matters, the total amounts owed in connection with these demands would be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. There is no assurance that we will prevail in these matters or similar transactions, and a final determination of tax in the amounts claimed could have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 27—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information relating to these matters.
Effective July 1, 2017, a Goods and Services Tax (“GST”) was introduced in India, replacing an existing service tax regime and multiple similar indirect taxes. The implementation of the GST continues to evolve, with the Government of India introducing regular amendments and issuing clarifications. In the second quarter of 2020, Indian tax authorities began challenging certain of our GST and service tax refunds in certain Indian states. We had requested these refunds pursuant to the tax exemption available for exports under service tax and GST regimes in respect of services performed by us in India for affiliates and clients outside of India. The Indian tax authorities have also initiated proceedings to examine the availability of the tax exemption claimed in respect of export of services under the service tax regime that preceded the current GST regime. In denying the refunds and initiating these proceedings, the taxing authorities have taken the position that the services we provided are local services, which interpretation, if correct, would make the service tax and GST exemptions we have claimed on exports unavailable to us in respect of such services. We believe that the denial of the service tax and GST exemptions is incorrect, and we are pursuing appeals before relevant appellate authorities. The Government of India has issued a clarification which supports our position and we believe that the appellate authorities will reverse the earlier orders. If it is finally determined that we do not qualify for the service tax and GST exemptions on the services we provide in India for clients located outside of India, we could be subject to additional tax on all of such services at a rate of 18%. The imposition of this additional tax on a significant percentage of the services we perform or have performed in India would likely have a material adverse effect on our profitability and cash flows and could also have a material adverse effect on our business, financial condition and results of operations.
Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development, or the OECD, and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or the BEPS, initiative, which was endorsed by the G20 finance ministers. The new global tax framework is a two-pillar plan. The plan proposes the reallocation of global profits of large multinational companies to market jurisdictions, as well as the introduction of a global minimum tax. Many of the package’s proposed measures require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases. The EU recently proposed and adopted Anti-Tax Avoidance Directives which require EU member states to implement measures to prohibit tax avoidance practices.
In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. The Tax Act requires complex computations not previously required. As regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and our tax liabilities may materially increase. See “Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services” below in this “Risk Factors” section.
The global tax environment is increasingly complex and uncertain. Although we monitor these developments, it is very difficult to assess to what extent changes and other proposals, if enacted, may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to their unpredictability and interdependency. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.
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
In the United States, federal and state measures aimed at limiting or restricting, or requiring disclosure of offshore outsourcing have been occasionally proposed and enacted. In addition, public figures in the United States have from time to time suggested that U.S. businesses be subjected to tax or other adverse consequences for outsourcing, with incentives for returning outsourced operations to the United States, although it is not known what specific measures might be proposed or how they would be implemented and enforced, or whether emerging or enacted tax reform or other near-term Congressional action will affect companies’ outsourcing practices. There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.
Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other region or country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions could also have a material adverse effect on our business, results of operations and financial condition. For example, there are unresolved questions about the legal mechanisms for transferring personal data from the EU to other countries. The Court of Justice of the European Union, or the CJEU, has invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms that had been used to legitimize the transfer of personal data from the European Economic Area, or EEA, to the United States, and has also generated doubt about the legal viability of the standard contractual clauses that have provided an alternative means for such data transfers from the EEA to the United States. These developments could lead to increased scrutiny on data transfers from the EU to the U.S. generally and could increase our data privacy compliance costs and our costs for implementing privacy and data security arrangements with our vendors and business partners.

With the withdrawal of the United Kingdom, or UK, from the EU, known as Brexit, the UK’s Data Protection Act 2018 governs the processing of personal data in the UK and imposes obligations comparable to those imposed by the EU’s General Data Protection Regulation, or GDPR. It remains unclear whether transfers of data from the EEA to the UK will remain lawful under GDPR.
Moreover, legislation enacted in the UK and by many EU countries provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the UK and other EU countries who have adopted similar laws who transfer business to us. Additionally, the UK’s exit from the EU and the associated changes in trade relations could result in increased costs, delays, and regulatory complexity in our business involving the UK.
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
In the United States, all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving personally identifiable information. In addition, several U.S. states have enacted data privacy laws that impose varying privacy and data security obligations on companies and grant individuals residing in those states certain rights as data subjects, and legislation has been proposed in several more states. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the General Data Protection Regulation (GDPR) imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and Egypt, where we have operations, have implemented or are considering GDPR-like data protection laws. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. The legislation currently being considered in India relates to the regulation of cross-border transfers of sensitive personal information and has potentially broad-reaching implications in the backdrop of cloud computing. Given the size and scope of our operations in India, the costs of compliance with Indian data privacy laws, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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
GE has historically accounted for a significant portion of our revenues and any material loss of business from, or our failure to maintain relationships with, GE and former GE businesses could have a material adverse effect on our business, results of operations and financial condition.
Historically, we have derived a significant portion of our revenues from GE. In 2019, 2020 and 2021, GE accounted for 14%, 12% and 9% of our revenues, respectively. In November 2021, GE announced its intention to divide into three independent public companies. This restructuring is expected to be achieved through a series of transactions that include GE spinning off its GE Healthcare business in 2023, combining its GE Renewable Energy, GE Power and GE Digital businesses into a single business and then spinning off that business in 2024, and GE continuing as an aviation-focused company following the completion of the spin-offs. In the past, GE has divested businesses we served, including a significant portion of its GE Capital business, and we have entered into contracts with several divested GE businesses. We intend to continue to make efforts to procure contracts with GE and the former GE businesses; however, there can be no assurance that we will be able to continue to procure any such contracts following GE’s completion of its restructuring or that such contracts would be on favorable terms. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us. In addition, GE has the right to terminate our services in whole or in part for any reason by providing us with a short period of advance notice. Any material loss of business from, or failure to maintain relationships with, GE or any former GE business following completion of the GE restructuring could have a material adverse effect on our business, results of operations and financial condition. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues” for further information regarding our relationship with GE.
Our revenues are highly dependent on clients located in the United States and Europe, as well as on clients that operate in certain industries.
In 2021, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2021, more than 25% of our revenues were derived from clients in the financial services and insurance industries.
The COVID-19 pandemic has adversely affected economic activity in the United States and Europe and activity in certain industries in which our clients operate. In addition, a number of other factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. For example, Brexit has created, and continues to create, political and economic uncertainty about the future relationship between the UK and the EU and as to whether any other European countries may similarly seek to exit the EU. We have operations in the UK and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty and by the terms of the UK’s withdrawal from the EU.
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
In addition, the breadth of our existing service offerings continues to result in larger and more complex projects with our clients, which have risks associated with their scope and complexities, including our reliance on alliance partners and other third-party service providers in implementing and delivering these projects. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages or suffer reputational harm. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.
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
Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, Hungarian forint, Canadian dollars and Australian dollars. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”
Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost-effective manner. In addition, in some countries, such as India, China, Romania and the Philippines, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Foreign exchange gains (losses), net.”
Restrictions on entry or work visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.
A portion of our business depends on the ability of our employees to obtain the necessary visas and work permits to provide services in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, the COVID-19 pandemic and related border controls, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If the COVID-19 pandemic persists for an extended period, further terrorist attacks occur, global unrest intensifies, or nationalistic political trends continue, then obtaining visas for our personnel may become even more difficult. For instance, some of our employees have faced extensive delays in obtaining work visas, or have been unable to obtain such visas, due to the suspension of regular visa services at U.S. consulates globally during the ongoing COVID-19 pandemic.
Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry or work visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available. In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events. In addition, there is uncertainty with respect to immigration laws and standards in the United States as the administration of the current U.S. President has pursued legislation and policy changes to reform U.S. immigration laws and to reverse some immigration policies of the prior administration. In recent years, the United States has broadly prohibited immigrant visas of applicants from, or imposed travel bans on travelers from, several designated countries, and it is not currently known what, if any, visa or travel restrictions might be proposed in the future or how they would be implemented or enforced.
Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Our employment agreements with our Chief Executive Officer and other members of our executive management team do not obligate them to work for us for any specified period. In the past, members of our leadership team have left the Company to pursue other opportunities. If we lose key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.
We may be unable to service our debt or obtain additional financing on competitive terms.
On August 9, 2018, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $680 million term credit facility and a $500 million revolving credit facility, each of which may be increased subject to certain conditions. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2021, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $562 million. The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.
On March 27, 2017, we issued $350 million aggregate principal amount of 3.70% senior notes, or the 2022 notes, in a private offering. On July 24, 2018, an exchange offer was completed and all outstanding unregistered 2022 notes were exchanged for freely tradable 2022 notes registered under the Securities Act of 1933, as amended. As of December 31, 2021, the amount outstanding under the registered 2022 notes, net of debt expense of $0.1 million, was $349.9 million, which is payable on April 1, 2022 when the 2022 notes mature. We are required to pay interest on the 2022 notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date.
On November 18, 2019, we issued $400 million aggregate principal amount of 3.375% senior notes, or the 2024 notes, in an underwritten public offering. As of December 31, 2021, the amount outstanding under the 2024 notes, net of debt amortization expense of $1.7 million, was $398.3 million, which is payable on December 1, 2024 when the notes mature. We are required to pay interest on the 2024 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity date.
On March 26, 2021, we issued $350 million aggregate principal amount of 1.75% senior notes, or the 2026 notes, in an underwritten public offering. As of December 31, 2021, the amount outstanding under the 2026 notes, net of debt amortization expense of $2.6 million, was $347.4 million, which is payable on April 10, 2026 when the notes mature. We are required to pay interest on the 2026 notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity date.

The 2022 notes and 2024 notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l., our indirect wholly owned subsidiary, and are guaranteed on a senior unsecured basis by Genpact Limited and our indirect wholly owned subsidiary, Genpact USA, Inc. The 2026 notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited. The 2022 notes, 2024 notes and 2026 notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2022 notes, the 2024 notes and the 2026 notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rates payable on the 2022 notes, the 2024 notes and the 2026 notes are subject to adjustment if the credit ratings of the 2022 notes, 2024 notes or 2026 notes, as applicable, are downgraded, up to a maximum increase of 2.0%. We may redeem the 2022 notes, 2024 notes and 2026 notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2022 notes, March 1, 2022, in the case of the 2024 notes, November 1, 2024 and, in the case of the 2026 notes, March 10, 2026, a specified “make-whole” premium. The 2022 notes, 2024 notes and 2026 notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.
Our indebtedness and related debt service obligations can have negative consequences, requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; limiting our ability to obtain additional financing and limiting our ability to undertake strategic acquisitions; increasing our vulnerability to adverse economic and industry conditions, including by reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We manage only a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.
A portion of our indebtedness, including borrowings under our credit facility, bears interest at variable interest rates primarily based on LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the administrator for LIBOR announced that it will permanently cease publishing most LIBOR settings beginning on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month U.S.-dollar LIBOR settings on July 1, 2023. Accordingly, the U.K. Financial Conduct Authority has stated that it does not intend to persuade or compel banks to submit to LIBOR after such dates. The full impact of such reforms and actions remains unclear, and the effects of the discontinuance of LIBOR as a reference rate cannot be entirely predicted but may include an increase in the cost of our borrowings, since we have LIBOR-based debt obligations, or exposure under our interest rate derivative transactions.
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
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. For instance, the rapidly developing conflict between Russia and Ukraine is creating volatility and uncertainty in the financial markets. These events also pose significant risks to our people and to our delivery centers and operations around the world.

Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India, such as continued terrorist activity around the northern border of India, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. In addition, in 2020 and 2021, there was a series of conflicts between India and China along their shared border, and although both countries are making efforts to de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.
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
Harmful tax practices have become the focus of increased scrutiny from the EU. Following a 2017 assessment by the Code of Conduct Group (Business Taxation), or the COCG, which included Bermuda in a list of jurisdictions required by the EU to address the COCG’s concerns relating to the demonstration of economic substance, the Bermuda Government implemented legislation which brought certain substance requirements into force in 2019 for Bermuda entities. Pursuant to the economic substance requirements, core income generating activities carried out by Bermuda companies must be undertaken in Bermuda. To satisfy these requirements, we may be required to conduct additional activities in Bermuda. The substance requirements could be difficult to manage or implement, and compliance with the requirements could be difficult or costly and could have a material adverse effect on us or our operations.
We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.
As of December 31, 2021, we had $1,731 million of goodwill and $170 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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
The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:
• terrorist attacks, other acts of violence or war, natural disasters, epidemics or pandemics (including the COVID-19 pandemic), or other such events impacting countries where we or our clients have operations;
•actual or anticipated fluctuations in our quarterly and annual operating results;
•changes in financial estimates by securities research analysts;
•changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;
•loss of one or more significant clients;
•addition or loss of executive officers or key employees;
•regulatory developments in our target markets affecting us, our clients or our competitors;
•announcements of technological developments;
•limited liquidity in our trading market;
•sales or expected sales of additional common shares, either by us, our employees, or any of our shareholders, or purchases or expected purchases of common shares, including by us under existing or future share repurchase programs, which purchases are at the discretion of our board of directors and may not continue in the future; and
•actions or announcements by activist shareholders or others.
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

Item 1B.      Unresolved Staff Comments
None.
Item 2.      Properties
We have delivery centers in 22 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.
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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2022, there were 37 holders of record of our common shares.
The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2017 to December 31, 2021. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2016 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18
Genpact	101.98	114.88	118.93	131.54	132.90
Peer Group	104.37	108.70	116.16	125.50	130.75
S&P 500	106.07	109.34	114.24	121.83	120.91

	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19
Genpact	120.48	127.79	112.97	147.63	160.21
Peer Group	137.02	141.49	122.83	145.50	147.77
S&P 500	125.06	134.70	116.49	132.39	138.09

	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20
Genpact	163.32	178.11	123.64	155.04	165.78
Peer Group	149.17	155.87	121.56	153.24	179.79
S&P 500	140.43	153.17	123.15	148.45	161.71

	12/31/20	03/31/21	06/30/21	09/30/21	12/31/21
Genpact	176.46	183.16	194.78	204.13	228.54
Peer Group	213.04	226.24	244.62	264.69	324.41
S&P 500	181.35	192.55	209.01	210.23	233.41
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Dividends

In February 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per common share, representing an annual dividend of $0.43 per common share. In 2021, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per common share, representing a planned annual dividend of $0.50 per common share for 2022. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2021	—	—	—	489,846,383
November 1-November 30, 2021	1,083,646	50.76	1,083,646	434,844,870
December 1-December 31, 2021	1,901,507	50.45	1,901,507	338,910,814
Total	2,985,153	50.56	2,985,153

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

Item 6.      [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to impact the global economy and the markets in which we operate. For the year ended December 31, 2021, the pandemic had a modest negative impact on our results and may continue to have an impact on us in future periods. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition, and results of operations.

While many of our employees globally continue to work from home, we have reopened our offices, in some instances on a limited and voluntary basis, where circumstances have enabled us to do so. In these circumstances we have implemented additional health and safety measures consistent with government recommendations and/or requirements to help ensure employee safety. These measures include health screening, social distancing, contact tracing, enhanced cleaning procedures, and testing and vaccination requirements.

During the year, governments began easing COVID-19 restrictions, which contributed to a resurgence of COVID-19 cases and the spread of COVID-19 variants. The availability of vaccines (and vaccine boosters) continues to increase around the world, albeit with slower than anticipated rollouts and challenges in certain countries.

Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic, including business continuity planning, monitoring our revenue and profitability, developing transformation service offerings to address new and developing client needs, and evaluating and adapting our human resource policies. We believe this coordinated effort will maximize our flexibility and allow us to quickly implement any necessary protocols for devising solutions to the problems we and our clients are facing or may face in the future in relation to the pandemic.

As the COVID-19 pandemic evolves, we will continue to assess its impact on the Company and respond accordingly. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; future variants of the COVID-19 virus and the severity of such variants; rates of vaccination and the availability and effectiveness of vaccines, including booster shots, and treatments for COVID-19 globally; the macroeconomic impact of the spread of the virus; and related government stimulus measures. We are currently unable to predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activities. In addition, some of our expenses are less variable in nature and do not closely correlate with revenues, which may lead to a decrease in our profitability.

For additional information about the risks we face in relation to the COVID-19 pandemic, see Part I, Item 1A—“Risk Factors.”

Overview
Our 2021 revenues were $4.0 billion, an increase of 8.4% year-over-year, or 7.2% on a constant currency1 basis.
Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including the General Electric Company, or GE, in the years ended December 31, 2020 and 2021:

	Percentage of Total Net Revenues
	Year ended December 31,
	2020	2021
Top five clients	29.0%	24.3%
Top ten clients	38.5%	33.6%
Top fifteen clients	45.1%	39.8%
Top twenty clients	49.9%	44.3%

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

Many factors affect how we price our contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and the related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our profit margins over the life of an MSA or SOW, driven by a number of factors. Our revenues include gains or losses arising upon the maturity of qualified cash flow hedges.

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

Although some decisions about our services may be made centrally at GE, the total level of business we receive from GE generally depends on the decisions of the various operating managers of the GE businesses we serve. Because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors—GE has historically accounted for a significant portion of our revenues and any material loss of business from, or our failure to maintain relationships with, GE and former GE businesses could have a material adverse effect on our business, results of operations and financial condition.”

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

clients other than GE and the companies in which GE owns 20% or more of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve and that business enters into a new agreement with us, we reclassify the revenues from such business as Global Client revenues from the date of divestiture. The impact of the reclassification of revenue from divested GE businesses to Global Client revenue was immaterial in 2020, while the impact of such reclassifications in 2021 was $38.7 million.
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

In planning capacity expansion, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and in other countries where we may open multiple offices or delivery centers, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we can share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future, which could adversely affect our margins. A significant increase in attrition rates would also increase our recruitment and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries where we operate may reduce our profit margin.”

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
The ratio of cost of revenue to revenues for any particular SOW or for all SOWs under an MSA is typically higher in the early periods of the contract or client relationship than in later periods. This is because the number of supervisory and direct support personnel relative to the number of employees who are performing services declines in later periods of the contract. It is also because we may retain a portion of the benefit of productivity increases realized over time.

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

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration and deferred consideration relating to business acquisitions, as well as certain operating losses resulting from the write-down of operating lease right-of-use assets, property, plant and equipment and intangible assets.
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
76% of our fiscal 2021 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Japanese yen and Indian rupees. Our costs are primarily incurred in Indian rupees, as well as in U.S. dollars, U.K. pounds sterling, Romanian lei, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, between the Australian dollar and the Indian rupee, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the U.K. pound sterling, Philippine peso, Hungarian forint, Chinese renminbi, and the euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
Interest income (expense), net.  Interest income (expense), net consists primarily of interest expense on indebtedness, including resulting from interest rate swaps and a treasury rate lock agreement, finance lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain items related to debt restructuring, and interest income on certain deposits. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate.
Other income (expense), net.   Other income (expense), net primarily includes certain government incentives received by our subsidiaries, changes in the fair value of assets in our deferred compensation plan, and settlement of certain pre-GE divestiture related tax liabilities for which we were indemnified by GE.
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

The Indian government enacted a law in 2019 that allows companies to elect to pay reduced tax rate on all of their income provided they do not take advantage of any tax holidays or other exemptions. In response to this law, we have ceased taking advantage of tax holidays in order to benefit from the reduced tax rate after March 31, 2021.
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
Transfer pricing.    We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S., U.K., and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.
Other taxes.    We have operating subsidiaries or branches in other countries, including Australia, Brazil, Canada, China, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, Ireland, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Singapore, South Africa, Turkey, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.
One of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15%, initially for a three-year period that began in 2009, which has been extended through December 31, 2023, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including Costa Rica, Israel, Malaysia and the Philippines. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.
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
Tax losses and other deferred tax assets.    Our ability to utilize our tax loss carry forwards and other deferred tax assets and credits may be affected if our profitability deteriorates or if new legislation is introduced that changes carry-forward or crediting rules. Additionally, reductions in enacted tax rates may affect the value of our deferred tax assets and our tax expense.

Certain Acquisitions
From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination thereof as consideration.
On December 31, 2021, we acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66.6 million. This amount represents cash consideration of $64.3 million, net of cash acquired of $2.3 million. This acquisition furthers our strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo’s expertise with Adobe Experience Manager and other Adobe applications complements our existing end-to-end client solution that seamlessly integrates digital content, ecommerce, data analytics, and marketing operations. Goodwill arising from the acquisition amounting to $44.2 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance ("BCMI") in the amount of $4.2 million, Consumer Goods, Retail, Life Sciences and Healthcare ("CGRLH") in the amount of $7.0 million and High Tech, Manufacturing and Services ("HMS") in the amount of $33.0 million, using a relative fair value allocation method. Goodwill arising from this acquisition is deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.
On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.8 million. This amount represents cash consideration of $137.2 million, net of cash acquired of $11.6 million. This acquisition increased the scale and depth of our data and analytics capabilities and enhanced our ability to accelerate our clients' digital transformation journeys through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $87.9 million has been allocated among our three reporting units as follows: BCMI in the amount of $2.6 million, CGRLH in the amount of $22.5 million and HMS in the amount of $62.7 million, using a relative fair value allocation method. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.
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
On November 12, 2019, we acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expanded our capabilities in improving customer experience and strengthened our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period, which is included in the purchase consideration. The amount of deferred consideration ultimately payable to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.0 million, CGRLH in the amount of $43.0 million and HMS in the amount of $117.2 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

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

New bookings in 2021 were $3.7 billion, compared to $3.1 billion in 2020. Bookings increased both in our Transformation Services and Intelligent Operations services. GE bookings declined in 2021 compared to 2020 primarily due to a reduction in bookings related to mid-size Intelligent Operations engagements.

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
We include offerings such as sale of licenses in certain contracts, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized at the point in time when the license is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time when the license is transferred to the customer. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.
We price our services under a variety of arrangements, including time and materials, transaction-based and fixed-price contracts. When services are priced on a time-and-materials basis, we charge the customer based on full-time equivalent, or FTE, rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all of our costs, including the cost of supervisory personnel, the allocable portion of other costs, and a margin. In some cases, time-and-materials contracts are based on hourly rates of the personnel providing the services. We recognize revenues when the promised services are delivered to customers for an amount that reflects the consideration to which we expect to be entitled in exchange for those services. We accrue for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.
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

We sometimes enter into multiple-element revenue arrangements in which a customer may purchase a combination of our products and services. Revenue from multiple-element arrangements is recognized, for each element, based on an allocation of the transaction price to each performance obligation on a relative standalone basis.
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
Timing of revenue recognition may differ from the timing of invoicing. If we receive payment in respect of services prior to the delivery of services, we recognize the payment as an advance from the customer, and it is classified as contract liability. When the related services are performed, the advance is transferred to revenue to the extent the services are rendered.
Significant judgements involved include (a) determining whether services are considered distinct performance obligations that should be accounted for separately rather than together where we enter into contracts with customers that include promises to transfer multiple products and services, (b) determining the standalone selling price for each distinct performance obligation and (c) estimating credits or refunds to our customers resulting from incentive payments received for discrete benefits delivered to customers or under service level agreements. In instances where a standalone selling price for a performance obligation is not directly observable, we use information that may include market conditions and other observable inputs. We estimate credit or refund amounts at contract inception and adjust them at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Changes in these estimates may impact revenue for any given period.
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
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with business combinations are initially estimated as of the acquisition date, and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill within the measurement period (up to one year from the acquisition date).
Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2020 and 2021.
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
Income taxes.    We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating losses and tax credits carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing or approval date of the tax status change. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.
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

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table sets forth certain data from our income statement for the years ended December 31, 2020 and 2021:

	Year ended December 31,		Percentage change increase/ (decrease) 2021 vs. 2020
	2020	2021
Net revenues—Global Clients	$3,250.5	$3,646.0	12.2%
Net revenues—GE	$458.9	$376.2	(18.0)%
Total net revenues	$3,709.4	$4,022.2	8.4%
Cost of revenue	2,418.1	2,590.3	7.1%
Gross profit	$1,291.2	$1,432.0	10.9%
Gross profit margin	34.8%	35.6%
Operating expenses
Selling, general and administrative expenses	789.8	865.7	9.6%
Amortization of acquired intangible assets	43.3	58.4	34.8%
Other operating (income) expense, net	19.3	(1.2)	(106.2)%
Income from operations	$438.7	$509.0	16.0%
Income from operations as a percentage of net revenues	11.8%	12.7%
Foreign exchange gains (losses), net	7.5	12.7	69.3%
Interest income (expense), net	(49.0)	(51.4)	5.1%
Other income (expense), net	3.2	12.9	298.2%
Income before income tax expense	$400.5	$483.1	20.6%
Income tax expense	92.2	113.7	23.3%
Net income	$308.3	$369.4	19.8%
Net income as a percentage of net revenues	8.3%	9.2%

Fiscal Year Ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020
Net revenues.    Our net revenues were $4,022.2 million in 2021, up $312.8 million, or 8.4%, from $3,709.4 million in 2020. The growth in our net revenues was primarily driven by Global Clients, led by both transformation services and intelligent operations engagements, with double-digital growth across most of our verticals. Our net revenues from GE declined in 2021 compared to 2020, largely due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as GE’s divestitures of certain businesses that as of January 1, 2021 are included in our Global Client portfolio.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 7.2% in 2021 compared to 2020 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased to approximately 103,100 in 2021 from approximately 96,700 in 2020.

	Year ended December 31,		Percentage change increase/ (decrease) 2021 vs. 2020
	2020	2021
	(dollars in millions)
Net revenues—Global Clients	$3,250.5	$3,646.0	12.2%
Net revenues—GE	$458.9	$376.2	(18.0)%
Total net revenues	$3,709.4	$4,022.2	8.4%

Net revenues from Global Clients in 2021 were $3,646.0 million, up $395.5 million, or 12.2%, from $3,250.5 million in 2020. This increase was primarily driven by double-digital growth across most of our verticals within our CGRLH and HMS segments, led by both transformation services and intelligent operations engagements, partially offset by the impact of a restructured relationship with one of our banking and capital markets clients. Global Client revenue also included the impact of GE's divestitures of certain businesses that as of January 1, 2021 are included in our Global Client portfolio. As a percentage of total net revenues, net revenues from Global Clients increased from 87.6% in 2020 to 90.6% in 2021.
Net revenues from GE were $376.2 million in 2021, down $82.7 million, or 18.0%, from 2020, largely due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as the impact of $38.7 million in revenues in 2021 from certain GE-divested businesses that as of January 1, 2021 are included in Global Client revenue.
Revenues by segment were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2021 vs. 2020
	2020	2021
	(dollars in millions)
BCMI	$1,079.2	$1,016.8	(5.8)%
CGRLH	1,264.7	1,509.5	19.4%
HMS	1,388.8	1,479.2	6.5%
Others	(23.3)	16.7	171.8%
Total net revenues	$3,709.4	$4,022.2	8.4%

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our BCMI segment decreased 5.8% in 2021 compared to 2020, largely due to the impact of the restructuring of a contract with a large client in our banking and capital markets vertical during the fourth quarter of 2020, partially offset by higher revenues from clients in our insurance vertical. Revenues from our BCMI segment increased sequentially in the last three quarters of 2021. Net revenues in our CGRLH segment increased 19.4% in 2021 compared to 2020, primarily driven by an increase in both our transformation services and intelligent operations engagements, including the ramp-up of several large relationships as well as revenue from Enquero and SomethingDigital.Com LLC, which we acquired in the fourth quarter of 2020. Net revenues from our HMS segment increased 6.5% in 2021 compared to 2020, primarily driven by an increase in revenues from Global Clients largely related to transformation services and ramp-ups of new deals, as well as incremental revenue from Enquero, partially offset by lower revenues from GE in our manufacturing and services vertical due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment. Net revenues from "Others" in the table above primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cost of revenue.  Cost of revenue was $2,590.3 million in 2021, up $172.2 million, or 7.1%, from $2,418.1 million in 2020. The increase in our cost of revenue in 2021 compared to 2020 was primarily due to (i) an increase in our operational headcount supporting revenue growth, including in the number of onshore personnel related to large deals and transformation services delivery as well as from the acquisition of SomethingDigital.Com LLC and Enquero in the fourth quarter of 2020, (ii) wage inflation, (iii) increased hiring costs related to new deals and other growth initiatives, and (iv) higher expenses associated with increased medical costs. This increase was partially offset by (i) improved utilization of resources, (ii) a decrease in travel costs due to the ongoing COVID-19 pandemic, and (iii) a decrease in depreciation expense in 2021 compared to 2020. We also recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in 2020, while no corresponding charge was recorded in 2021. For additional information, see Note 28—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Gross margin. Our gross margin increased from 34.8% in 2020 to 35.6% in 2021, primarily driven by an increase in the share of our revenue derived from our transformation services and reflecting digitization-led productivity as well as lower depreciation cost and lower travel costs due to the ongoing COVID-19 pandemic in 2021 compared to 2020, partially offset by higher expenses associated with medical costs, and an increase in hiring costs related to new deals and other growth opportunities. We also recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in 2020, while no corresponding charges were recorded in 2021.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues increased from 21.3% in 2020 to 21.5% in 2021. SG&A expenses were $865.7 million in 2021, up $75.9 million, or 9.6%, from $789.8 million in 2020. This increase was primarily due to higher staffing to support increased revenues, higher medical costs, higher planned research and development investments in cloud-based offerings and other prioritized service lines, higher marketing expenses, and wage inflation in 2021 compared to 2020, partially offset by lower depreciation expense. We also recorded a non-recurring employee severance charge as part of our restructuring in 2020, while no corresponding charge was recorded in 2021.
Amortization of acquired intangibles.   Amortization of acquired intangibles was $58.4 million in 2021, up $15.1 million, or 34.8%, from $43.3 million in 2020. This increase is primarily due to higher amortization expense related to the acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020.
Other operating (income) expense, net.   Other operating income (net of expense) was $1.2 million in 2021, compared to other operating expense (net of income) of $19.3 million in 2020. This reduction was primarily due to a non-recurring impairment charge of $31.2 million related to the abandonment of certain leased office premises and tangible and intangible assets, primarily technology-and customer-related, partially offset by a $7.8 million decrease in the fair value of earn-out liabilities recorded in 2020, while no similar significant charges or earn-out adjustments were recorded in 2021. For additional information, see Note 28—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.8% in 2020 to 12.7% in 2021. Income from operations was $509.0 million in 2021, up 16.0%, or $70.3 million, from $438.7 million in 2020.
Foreign exchange gains (losses), net.   We recorded a net foreign exchange gain of $12.7 million in 2021, compared to $7.5 million in 2020. The gains in 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar and gains from fair value hedges. The gains in 2020 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.   Our interest expense (net of interest income) was $51.4 million in 2021, up $2.4 million from $49.0 million in 2020, primarily due to a $2.0 million increase in interest expense related to our $350 million aggregate principal amount of 1.750% senior notes issued in March 2021. This increase was partially offset by a lower outstanding amount on our term loan, lower drawdown of our revolving credit facility and a lower average London Interbank Offered Rate ("LIBOR")-based rate on our revolving credit facility and term loan, partially offset by higher losses on interest rate swaps in 2021 compared to 2020, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased by $0.4 million in 2021 compared to 2020, primarily due to lower interest income in India in 2021 compared to 2020. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.0% in 2020 to 2.9% in 2021.
Other income (expense), net. Our other income (net of expense) was $12.9 million in 2021, up $9.7 million from $3.2 million in 2020. The increase in other income was primarily attributable to export subsidies received in India, settlement of certain pre-GE divestiture related tax liabilities for which we were indemnified by GE, and higher gains on the fair value of assets in our deferred compensation plan in 2021 compared to 2020.
Income tax expense. Our income tax expense increased from $92.2 million in 2020 to $113.7 million in 2021. Our effective tax rate, or ETR, was 23.5% in 2021, up from 23.0% in 2020. The increase in our ETR is primarily due to certain discrete items recorded in 2021, partially offset by interest received on income tax refunds during 2021.
Net income.  As a result of the foregoing factors, net income as a percentage of net revenues was 9.2% in 2021, up from 8.3% in 2020. Net income increased by $61.1 million from $308.3 million in 2020 to $369.4 million in 2021.
Adjusted income from operations. Adjusted income from operations, or AOI, increased by $73.9 million from $588.8 million in 2020 to $662.7 million in 2021. Our AOI margin increased from 15.9% in 2020 to 16.5% in 2021. This increase was primarily due to higher revenues, gross margin, and operating leverage in 2021 compared to 2020, partially offset by wage inflation, higher planned research and development investments in cloud-based offerings and other prioritized service lines, and higher medical costs in 2021 compared to 2020.
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
During the year ended December 31, 2020, due to the impact of the COVID-19 pandemic on our then current and expected revenues, we recorded a $26.5 million restructuring charge primarily related to the abandonment of leased office premises and employee severance charges. This restructuring charge was excluded from AOI during the year ended December 31, 2020, and no corresponding charge was recorded during the year ended December 31, 2021. For additional information, see Note 28—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2020 and 2021:

	Year ended December 31,
	2020	2021
	(dollars in millions)
Net income	$308.3	$369.4
Foreign exchange (gains) losses, net	(7.5)	(12.7)
Interest (income) expense, net	49.0	51.4
Income tax expense	92.2	113.7
Stock-based compensation	74.0	82.0
Amortization and impairment of acquired intangible assets	43.6	57.6
Acquisition-related expenses	2.7	1.2
Restructuring expenses	26.5	—
Adjusted income from operations	$588.8	$662.7

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2020 and 2021:

	Year ended December 31,		Percentage change increase/ (decrease) 2021 vs. 2020
	2020	2021
	(dollars in millions)
BCMI	$132.9	$126.9	(4.5)%
CGRLH	197.2	250.8	27.2%
HMS	244.2	272.8	11.7%
Others	14.5	12.2	(15.9)%
AOI of our BCMI segment decreased to $126.9 million in 2021 from $132.9 million in 2020, largely as a result of the impact of restructuring a contract with a large client in our banking and capital markets vertical during the fourth quarter of 2020, partially offset by higher revenues in our insurance vertical. AOI of our CGRLH segment increased to $250.8 million in 2021 from $197.2 million in 2020, primarily driven by higher revenues in both our transformation services and intelligent operations, including revenue from Enquero and SomethingDigital.Com LLC acquired in the fourth quarter of 2020, partially offset by increased hiring costs related to new deals and higher medical costs. AOI of our HMS segment increased to $272.8 million in 2021 from $244.2 million in 2020, primarily due to increased leverage driven by revenue growth from Global Clients in our HMS segment, which also included revenue from Enquero acquired in the fourth quarter of 2020, and higher utilization of resources, partially offset by higher medical costs and lower revenues from GE in our manufacturing and services vertical due to committed productivity and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. See Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Seasonality
Our financial results may vary from period to period. Our revenues are typically higher in the third and fourth quarters than in other quarters, as a result of several factors. We generally find that demand for short-term transformation services, analytics and IT projects increases in the fourth quarter as our clients utilize the balance of their budgets for the year. In addition, contracts for long-term intelligent operations engagements are often signed in the first and second quarters as clients begin new budget cycles. Volumes under such contracts then increase in the latter part of the year as engagements ramp up. Additionally, demand for certain services, such as collections and transaction processing, is often greater in the second half of the year as our clients’ volumes in such areas increase.

Statement of financial position
Key changes in our financial position during 2021
Following are the significant changes in our financial position as of December 31, 2021 compared to December 31, 2020:
•Short-term borrowings decreased by $250.0 million
The decrease is due to the repayment of $250.0 million in short-term borrowings using the proceeds of the issuance of our 1.750% senior notes in a registered offering in 2021. See Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Prepaid expenses, other current assets, contract cost assets and other assets decreased by $41.7 million
The decrease in prepaid expenses, other current assets, contract cost assets and other assets is primarily due to lower tax payments and higher tax refunds received, recovery of a deal bonus and severance costs as a result of the impact of restructuring a client contract, and a reduction in finance lease right-of-use assets. The decrease was partially offset by higher deferred billings, and an increase in contract cost assets. See Note 25—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Net accounts receivable increased by $6.7 million
The increase in our accounts receivable is primarily due to increased revenues in 2021, offset by improved days sales outstanding.
•Goodwill and intangible assets decreased by $31.8 million
Goodwill increased by $35.3 million, primarily due to the acquisition of Hoodoo Digital, LLC in the fourth quarter of 2021, partially offset by exchange rate fluctuations. Our intangible assets decreased by $67.1 million due to amortization and impairment expenses, offset by the acquisition of Hoodoo Digital, LLC. See Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease right-of-use assets decreased by $34.1 million
The decrease in operating lease right-of-use assets is due to the amortization of right-of-use assets, partially offset by additions and modifications in 2021.
•Operating lease liability decreased by $36.5 million
The decrease in operating lease liability is due to lease payments, partially offset by additions and modifications in 2021.
•Accounts payable, accrued expenses, other current liabilities and other liabilities increased by $2.5 million
The increase in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to an increase in expense and employee related accruals, partially offset by the payment of statutory liabilities (payroll taxes) that were deferred in 2020 as permitted by the Coronavirus Aid, Relief and Economic Security Act, and lower mark-to-market losses on derivative financial instruments.
•Long-term debt increased by $315.0 million
The increase in long-term debt is due to the issuance of $350 million aggregate principal amount of 1.750% senior notes in a registered offering in 2021, offset by principal repayments of $34.0 million on our term loan.
For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Net deferred tax assets decreased by $2.8 million
Our net deferred tax assets decreased by $2.8 million. See Note 23—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2020 and 2021 is presented below:

	As of December 31,	As of December 31,	Percentage Change increase/(decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Cash and cash equivalents	$680.4	$899.5	32.2%
Short-term borrowings	250.0	—	(100.0)%
Long-term debt due within one year	33.5	383.4	NM*
Long-term debt other than the current portion	1,307.4	1,272.5	(2.7)%
Genpact Limited total shareholders’ equity	$1,834.2	$1,897.1	3.4%
*Not Meaningful

Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2021, $875.9 million of our $899.5 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $3.5 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.6 million of retained earnings. $872.4 million of the cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.

In February 2020, our board of directors approved a 15% increase in our quarterly cash dividend from $0.085 per common share to $0.0975 per common share, representing an annual dividend of $0.39 per common share for 2020, up from $0.34 per share in 2019. On each of March 18, 2020, June 26, 2020, September 23, 2020 and December 23, 2020, we paid dividends of $0.0975 per share, amounting to $18.5 million, $18.6 million, $18.6 million and $18.4 million in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020, September 11, 2020 and December 9, 2020, respectively.

In February 2021, our board of directors approved a 10% increase in our quarterly cash dividend from $0.0975 per common share to $0.1075 per common share, representing an annual dividend of $0.43 per common share for 2021, up from $0.39 per share in 2020. On each of March 19, 2021, June 23, 2021, September 24, 2021 and December 22, 2021, we paid dividends of $0.1075 per share, amounting to $20.1 million, $20.1 million, $20.2 million, and $20.0 million in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021, September 10, 2021, and December 10, 2021, respectively.

In February 2022, our board of directors approved a 16% increase in our quarterly cash dividend from $0.1075 per common share to $0.125 per common share, representing a planned annual dividend of $0.50 per common share for 2022, up from $0.43 per share in 2021. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $338.9 million remained available as of December 31, 2021. Since our share repurchase program was initially authorized in 2015, we have repurchased 47,387,077 of our common shares at a weighted average price of $29.78 per share, for an aggregate purchase price of $1,411.1 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the years ended December 31, 2020 and 2021, we repurchased 3,412,293 and 6,577,562 of our common shares, respectively, on the open market at a weighted average price of $40.16 and $45.32 per share, respectively, for an aggregate purchase price of $137.0 million and $298.1 million, respectively. All repurchased shares have been retired.
For additional information, see Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

We expect that for the next twelve months and the foreseeable future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the impacts we have experienced to date, and any future impact we may experience, from the COVID-19 pandemic will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions, and enhancing existing capabilities, including building digital solutions.
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage change increase/ (decrease) 2021 vs. 2020
	2020	2021
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$584.3	$694.3	18.8%
Investing activities	(266.4)	(122.7)	(53.9)%
Financing activities	(92.0)	(332.9)	261.8%
Net increase in cash and cash equivalents	$225.9	$238.7	5.7%
Cash flows from operating activities.    Net cash provided by operating activities was $694.3 million in 2021, compared to $584.3 million in 2020. This increase was primarily due to a (i) $61.2 million increase in net income in 2021 compared to 2020, and (ii) a $70.8 million benefit due to a decrease in net operating assets driven by lower tax payments and higher tax refunds received in 2021 compared to 2020, higher expense accruals, and a reduction in customer acquisition costs in 2021 compared to 2020, partially offset by higher payments toward statutory liabilities (payroll taxes) that were deferred in 2020 as permitted by the Coronavirus Aid, Relief and Economic Security Act, and higher investments in accounts receivable in 2021 compared to 2020. The increase was offset by a $22.0 million decrease in non-cash expenses, primarily due to lower write-downs of operating lease right-of-use assets, intangible assets and property, plant and equipment, and a lower unrealized loss on the revaluation of foreign currency assets and liabilities in 2021 compared to 2020, partially offset by lower depreciation and amortization expense and lower deferred tax benefits in 2021 compared to 2020.
Cash flows from investing activities.   Our net cash used for investing activities was $122.7 million in 2021, compared to $266.4 million in 2020. This change is primarily due to payments related to acquisitions that were $114.6 million lower in 2021 than in 2020, and payments for property, plant and equipment (net of sale proceeds) and acquired/internally generated intangible assets that were $28.9 million lower in 2021 than in 2020.
Cash flows from financing activities.  Our net cash used for financing activities was $332.9 million in 2021, compared to $92.0 million in 2020. This change was primarily due to (i) higher payments for share repurchases (including expenses related to repurchases) amounting to $298.2 million in 2021 compared to $137.1 million in 2020, (ii) higher dividend payments in 2021, amounting to $80.5 million compared to $74.2 million in 2020, and (iii) an $80.0 million reduction in proceeds from borrowings (net of repayment) in 2021 compared to 2020, partially offset by proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $35.1 million in 2021 compared to $25.1 million in 2020.

Financing Arrangements (Credit facility)

The overall borrowing capacity under our revolving facility is $500.0 million, which we obtained through an amendment of our existing credit agreement on August 9, 2018. The unamortized costs and an additional third party fee paid in connection with the amendment is being amortized over the term of the amended facility, which expires on August 8, 2023.

Borrowings under the amended facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on our debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.20% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2021, we are in compliance with the terms of the credit agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2020 and 2021, our outstanding term loan, net of debt amortization expense of $1.2 million and $0.7 million, respectively, was $593.9 million and $560.3 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and 2021, the limit available under such facilities was $14.3 million and $24.7 million, respectively, of which $7.8 million and $5.8 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2020 and 2021, a total of $252.3 million and $2.0 million, respectively, of our revolving credit facility was utilized, of which $250.0 million and $0 million, respectively, constituted funded drawdown, and $2.3 million and $2.0 million, respectively, constituted non-funded drawdown.

We have entered into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2021, we were party to interest rate swaps covering a total notional amount of $460.1 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and the 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. ("Genpact USA"), a wholly-owned subsidiary of the Company. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and the 2019 Senior Notes offerings, respectively, are being amortized over the respective lives of the notes as additional interest expense. As of December 31, 2020 and 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.7 million and $0.1 million, respectively, was $349.3 million and $349.9 million, respectively, which is payable on April 1, 2022. As of December 31, 2020 and 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2.3 million and $1.7 million, was $397.7 million and $398.3 million, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"), resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of December 31, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.6 million, was $347.4 million, which is payable on April 10, 2026.

For additional information, see Notes 14—“Long-term debt” and 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC 350, Intangibles-Goodwill and Other, we have an option to perform an assessment of qualitative factors, including but not limited to macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows, to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Based on our assessment of such qualitative factors, in accordance with ASC 350, we concluded that as of December 31, 2020 and 2021, the fair values of all of our reporting units are likely to be higher than their respective carrying values.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Item 1A—“Risk Factors—Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition" and Note 7—“Derivative financial instruments” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Other Liquidity and Capital Resources Information
We have purchase commitments, net of capital advances paid in respect of such purchases, of $13.3 million which will be paid over the next year. For additional information, see Note 27—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
We also have operating and finance lease commitments of $420.6 million to be paid over the lease term. For additional information, see Note 12—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Supplemental Guarantor Financial Information
As discussed in Note 14, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15- "Exhibit and Financial Statement Schedules," Genpact Luxembourg issued the 2017 Senior Notes and the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of December 31, 2021, the outstanding balance for each of the 2017 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $349.9 million, $398.3 million and $347.4 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2017 Senior Notes and the 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).
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

Summarized Statements of Income	Year ended December 31, 2020	Year ended December 31, 2021
	(dollars in millions)
Net revenues	$206.5	$214.2
Gross profit	206.5	214.2
Net income	762.7	102.7
Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2020	Year ended December 31, 2021
	(dollars in millions)
Royalty income	$69.5	$4.4
Revenue from services	137.0	209.8
Interest income (expense), net	46.7	33.0
Other cost, net	11.2	17.7
Gain on sale of intellectual property	650.0	—

Summarized Balance Sheets	As of December 31, 2020	As of December 31, 2021
	(dollars in millions)
Assets
Current assets	$2,073.7	$2,257.8
Non-current assets	711.7	457.5

Liabilities
Current liabilities	$3,491.9	$3,758.5
Non-current liabilities	1,825.3	1,777.6
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2020	As of December 31, 2021
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$280.8	$211.3
Loans receivable	1,324.5	1,535.5
Others	396.5	410.1

Non-current assets
Investment in debentures/bonds	$501.2	$296.1
Loans receivable	—	—
Others	64.2	31.5

Liabilities
Current liabilities
Loans payable	$2,357.9	$2,431.2
Others	823.4	914.0

Non-Current liabilities
Loans payable	$500.0	$500.0

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

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
For a description of recently adopted accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
For a description of recently issued accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risk
Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (76% in fiscal 2021) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, U.K. pounds sterling, Romanian lei, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2021, and excluding any hedging arrangements that we had in place during that period, a 10.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2021 by $12.0 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 10.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2021 by $111.0 million. Conversely, a 10.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2021 by $91.0 million.
We have sought to reduce the effect of any Indian rupee-U.S. dollar, Indian rupee-Australian dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, euro-Romanian leu, Mexican peso-U.S. dollar, Hungarian forint-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India, the Philippines and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Philippine peso-U.S. dollar, and Romanian leu-euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”
Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2021, we had $1,655.9 million of indebtedness, comprised of (a) $560.3 million of indebtedness under our credit facility, comprised of a long-term loan of $561.0 million, net of $0.7 million in unamortized debt issuance expenses, (b) $349.9 million in indebtedness under our 2017 Senior Notes, net of $0.1 million in unamortized bond issuance expenses, (c) $398.3 million in indebtedness under our 2019 Senior Notes, net of $1.7 million in unamortized bond issuance expenses, and (d) $347.4 million in indebtedness under our 2021 Senior Notes, net of $2.6 million in unamortized bond issuance expenses. Interest on indebtedness under our credit facility is variable based on LIBOR, and we are subject to market risk from changes in interest rates. Borrowings under our credit facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. See Item 1A—"Risk Factors"—"We may be unable to service our debt or obtain additional financing on competitive terms.” Based on our indebtedness, a 2% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $3.4 million impact on our net interest expense in fiscal 2021. Additionally, the interest rates on our Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. For fiscal 2021, such an increase would have had an impact of up to $20.4 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2021, we were party to interest rate swaps covering a total notional amount of $460.1 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

We executed a treasury rate lock agreement for $350 million in connection with future interest payments to be made on the 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2021 was $0.7 million.
Credit risk
As of December 31, 2021, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $932.1 million. $74.2 million of this amount was owed by GE, and the balance, or $857.9 million, was owed by Global Clients. No single Global Client owed more than 10% of our accounts receivable balance as of December 31, 2021.
Item 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are listed in Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
During the year 2021, we acquired Hoodoo Digital, LLC, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Hoodoo Digital, LLC's internal control over financial reporting associated with total assets of $68,445 thousand (of which $62,816 thousand represents goodwill and intangible assets included within the scope of the assessment) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021.
KPMG Assurance and Consulting Services LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-4.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.
Item 11.     Executive Compensation
The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-6 through F-67 hereof.
2.Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3.Exhibit Index:

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

4.3
First Supplemental Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee, to the Base Indenture dated as of March 27, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.4
Second Supplemental Indenture, dated as of November 18, 2019, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee, to the Base Indenture dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.5
Third Supplemental Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee, to the Base Indenture dated as of March 27, 2017 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.6
Base Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

Exhibit Number	Description

4.7
First Supplemental Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee, to the Base Indenture dated as of March 26, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.8	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.9	Form of 3.375% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.10	Form of 1.750% Senior Note due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 2, 2020).

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

10.5†
Form of Share Option Agreement for executive officers under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.6†
Genpact Limited 2017 Omnibus Incentive Compensation Plan (as amended and restated as of April 5, 2019) (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2019).

10.7†
Form of Share Option Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.8†
Form of Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.9†
Form of Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.10†
Form of 2021 Share Option Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

Exhibit Number	Description

10.11†
Form of 2021 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.12†
Form of 2021 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.13†
Form of Restricted Share Unit Issuance Agreement for non-employee directors under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 9, 2021).

10.14†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.15†
Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on June 17, 2011).

10.16†
Addendum to Employment Agreement by and between Genpact (UK) Limited and N.V. Tyagarajan, dated November 17, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2021).

10.17†
Employment Agreement between the Registrant and Balkrishan Kalra, dated November 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on December 3, 2021).

10.18†
Employment Agreement between the Registrant and Kathryn Stein, dated November 30, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 3, 2021).

10.19†
Employment Agreement by and between Headstrong Canada Company (formerly Headstrong Canada Limited) and Darren Saumur, dated February 26, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2021).

10.20†
Amendment Agreement between Headstrong Canada Company and Darren Saumur, dated November 30,2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on December 3, 2021).

10.21†
Employment Agreement by and between the Registrant and Michael Weiner, dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on July 22, 2021).

10.22
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

10.23^
Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2021).

10.24
Borrower Assignment & Assumption and Amendment Agreement, dated as of January 17, 2019, by and among Genpact International, LLC (formerly Genpact International, Inc.), as the assignor, Genpact USA,Inc., as the assignee, Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

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
Date: March 1, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ N.V. TYAGARAJAN	President, Chief Executive Officer and Director (Principal Executive Officer)
N.V. Tyagarajan

/s/ MICHAEL WEINER	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael Weiner

/s/ AJAY AGRAWAL	Director
Ajay Agrawal

/s/ STACEY CARTWRIGHT	Director
Stacey Cartwright

/s/ LAURA CONIGLIARO	Director
Laura Conigliaro

/s/ TAMARA FRANKLIN	Director
Tamara Franklin

/s/ CAROL LINDSTROM	Director
Carol Lindstrom

/s/ JAMES MADDEN	Director
James Madden

/s/ CECELIA MORKEN	Director
CeCelia Morken

/s/ MARK NUNNELLY	Director
Mark Nunnelly

/s/ BRIAN STEVENS	Director
Brian Stevens

/s/ MARK VERDI	Director
Mark Verdi

GENPACT LIMITED AND ITS SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 01, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Realizability of deferred tax assets of Genpact Luxembourg entities

As discussed in Note 23 to the consolidated financial statements as of December 31, 2021, the Company has recorded deferred tax assets of $415,183 thousand, a portion of which pertains to Genpact Luxembourg entities, and a corresponding valuation allowance of $212,192 thousand, a portion of which pertains to Genpact Luxembourg entities. The Company records a valuation allowance for the portion of the deferred tax assets that are not expected to be realized. Changes in assumptions regarding estimates of future taxable income could have a significant impact on the realizability of deferred tax assets and the amount of valuation allowance.

Report of Independent Registered Public Accounting Firm
We identified the evaluation of the realizability of deferred tax assets of Genpact Luxembourg entities as a critical audit matter. Subjective and complex auditor judgment was required to assess the estimated revenue growth and interest expense used to forecast taxable income, and to evaluate the application of the relevant tax regulations. The audit effort also involved use of tax professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process. This included controls related to the determination of estimated revenue growth and interest expense used to forecast taxable income, and the application of relevant tax regulations. We performed a sensitivity analysis over the expected future taxable income for Genpact Luxembourg entities to assess the effect on the realizability of deferred tax assets. To assess the Company’s evaluation of the realizability of deferred tax assets of Genpact Luxembourg entities and its ability to forecast revenue growth, interest expense, and taxable income, we compared Genpact Luxembourg entities’ previous forecasts to actual results and other projected financial information prepared by the Company. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s evaluation of the realizability of deferred tax assets of Genpact Luxembourg entities and application of the relevant tax regulations.

Unrecognized tax benefits pertaining to operations in India

As discussed in Note 23 to the consolidated financial statements, the Company had unrecognized tax benefits, excluding associated interest and penalties, of $25,651 thousand as of December 31, 2021, which included unrecognized tax benefits relating to operations in India.

We identified the assessment of unrecognized tax benefits pertaining to operations in India as a critical audit matter. The Company operates in multiple jurisdictions across the world with a significant portion of the operations being in India. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law in respect of matters relating to operations in India, and its estimate of the resolution of the related tax positions. The audit effort also involved use of tax professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained. The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to the interpretation of tax law and its application in the liability estimation process.

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

We evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax examinations.

/s/KPMG Assurance and Consulting Services LLP
We have served as the Company’s auditor since 2004.

Mumbai, Maharashtra, India
March 01, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Genpact Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 01, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Hoodoo Digital, LLC during December 31, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Hoodoo Digital, LLC’s internal control over financial reporting associated with total assets of $68,445 thousand (of which $62,816 thousand represents goodwill and intangible assets within the scope of the assessment) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hoodoo Digital, LLC.

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

Report of Independent Registered Public Accounting Firm
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

/s/KPMG Assurance and Consulting Services LLP

Mumbai, Maharashtra, India
March 01, 2022

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data and share count)

	Notes	As of December 31, 2020	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	4	$680,440	$899,458
Accounts receivable, net of allowance for credit losses of $27,707 and $24,329 as of December 31, 2020 and 2021, respectively	5	881,020	887,742
Prepaid expenses and other current assets	8	187,408	134,441
Total current assets		$1,748,868	$1,921,641

Property, plant and equipment, net	9	231,122	215,089
Operating lease right-of-use assets		304,714	270,603
Deferred tax assets	23	106,674	106,322
Intangible assets, net	10	236,732	169,635
Goodwill	10	1,695,688	1,731,027
Contract cost assets	25	225,897	238,794
Other assets, net of allowance for credit losses of $3,134 and $3,711 as of December 31, 2020 and 2021, respectively	11	323,818	322,158
Total assets		$4,873,513	$4,975,269

Liabilities and equity
Current liabilities
Short-term borrowings	15	$250,000	$—
Current portion of long-term debt	14	33,537	383,433
Accounts payable		13,910	24,984
Income taxes payable	23	41,941	47,353
Accrued expenses and other current liabilities	13	806,769	791,440
Operating leases liability		56,479	61,591
Total current liabilities		$1,202,636	$1,308,801

Long-term debt, less current portion	14	1,307,371	1,272,476
Operating leases liability		289,363	247,707
Deferred tax liabilities	23	1,516	3,942
Other liabilities	16	238,398	245,210
Total liabilities		$3,039,284	$3,078,136

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,045,661 and 185,336,357 issued and outstanding as of December 31, 2020 and 2021, respectively		1,885	1,847
Additional paid-in capital		1,636,026	1,717,165
Retained earnings		741,658	732,474
Accumulated other comprehensive income (loss)		(545,340)	(554,353)
Total equity		$1,834,229	$1,897,133
Commitments and contingencies	27
Total liabilities and equity		$4,873,513	$4,975,269
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2019	2020	2021
Net revenues	24, 25	3,520,543	3,709,377	4,022,211
Cost of revenue		2,294,688	2,418,137	2,590,252
Gross profit		$1,225,855	$1,291,240	$1,431,959
Operating expenses:
Selling, general and administrative expenses		794,901	789,849	865,715
Amortization of acquired intangible assets	10	32,612	43,343	58,448
Other operating (income) expense, net	21	(31,034)	19,331	(1,203)
Income from operations		$429,376	$438,717	$508,999
Foreign exchange gains (losses), net		7,729	7,482	12,669
Interest income (expense), net	22	(43,458)	(48,960)	(51,434)
Other income (expense), net	26	5,786	3,238	12,895
Income before equity-method investment activity, net and income tax expense		$399,433	$400,477	$483,129
Equity-method investment activity, net		(16)	—	—
Income before income tax expense		$399,417	$400,477	$483,129
Income tax expense	23	94,536	92,201	113,681
Net income		$304,881	$308,276	$369,448
Earnings per common share	20
Basic		$1.60	$1.62	$1.97
Diluted		$1.56	$1.57	$1.91
Weighted average number of common shares used in computing earnings per common share	20
Basic		190,074,475	190,396,780	187,802,219
Diluted		195,160,855	195,780,971	192,961,841
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2019	2020	2021
Net income (loss)	$304,881	$308,276	$369,448
Other comprehensive income:
Currency translation adjustments	(20,297)	(7,871)	(39,725)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	2,343	(3,468)	23,124
Retirement benefits, net of taxes	(6,542)	(2,045)	7,588
Other comprehensive income (loss)	(24,496)	(13,384)	(9,013)
Comprehensive income (loss)	$280,385	$294,892	$360,435
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2020
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326,net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$644,672	$(531,956)	$1,685,187
Issuance of common shares on exercise of options (Note 18)	692,634	7	14,055	—	—	14,062
Issuance of common shares under the employee stock purchase plan (Note 18)	315,245	3	11,070	—	—	11,073
Net settlement on vesting of restricted share units (Note 18)	429,362	4	(7,846)	—	—	(7,842)
Net settlement on vesting of performance units (Note 18)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 19)	(3,412,293)	(34)	—	(137,010)	—	(137,044)
Expenses related to stock repurchase (Note 19)	—	—	—	(68)	—	(68)
Stock-based compensation expense (Note 18)	—	—	74,008	—	—	74,008
Comprehensive income (loss):
Net income (loss)	—	—	—	308,276	—	308,276
Other comprehensive income (loss)	—	—	—	—	(13,384)	(13,384)
Dividend ($0.39 per common share, Note 19)	—	—	—	(74,212)	—	(74,212)
Balance as of December 31, 2020	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2021
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2021	189,045,661	1,885	1,636,026	741,658	(545,340)	1,834,229
Issuance of common shares on exercise of options (Note 18)	1,145,125	11	23,157	—	—	23,168
Issuance of common shares under the employee stock purchase plan (Note 18)	285,657	3	11,880	—	—	11,883
Net settlement on vesting of restricted share units (Note 18)	335,036	3	(7,559)	—	—	(7,556)
Net settlement on vesting of performance units (Note 18)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 19)	(6,577,562)	(66)	—	(298,021)	—	(298,087)
Expense related to stock repurchase (Note 19)	—	—	—	(132)	—	(132)
Stock-based compensation expense (Note 18)	—	—	81,968	—	—	81,968
Others	—	—	(6)	—	—	(6)
Comprehensive income (loss):
Net income (loss)	—	—	—	369,448	—	369,448
Other comprehensive income (loss)	—	—	—	—	(9,013)	(9,013)
Dividend ($0.43 per common share, Note 19)	—	—	—	(80,479)	—	(80,479)
Balance as of December 31, 2021	185,336,357	1,847	1,717,165	732,474	(554,353)	1,897,133
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2019	2020	2021
Operating activities
Net income	$304,881	$308,276	$369,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,101	116,499	109,124
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,779	2,248	2,678
Amortization of acquired intangible assets	32,612	43,343	58,448
Write-down of intangible assets and property, plant and equipment	3,511	14,083	915
Reserve for doubtful receivables/allowance for credit losses	7,443	5,707	1,487
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(5,171)	9,578	(8,304)
Stock-based compensation expense	83,885	74,008	81,968
Deferred tax benefit	(16,315)	(22,587)	(9,263)
Write-down of operating lease right-of-use assets and other assets	—	18,084	—
Gain on exchange of non-monetary asset	(31,380)	—	—
Others, net	(2,213)	(1,291)	623
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121,983)	42,505	(11,803)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(69,813)	(99,852)	83,432
Increase (decrease) in accounts payable	(21,375)	(12,480)	11,740
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liability	157,580	87,180	(2,057)
Increase (decrease) in income taxes payable	8,346	(993)	5,845
Net cash provided by operating activities	$427,888	$584,308	$694,281
Investing activities
Purchase of property, plant and equipment	(74,927)	(70,170)	(53,341)
Payment for internally generated intangible assets (including intangibles under development)	(33,834)	(10,201)	(3,907)
Proceeds from sale of property, plant and equipment and intangibles assets	1,750	607	6,384
Proceeds from sale of equity affiliates	2,168	—	—
Payment for business acquisitions, net of cash acquired	(252,276)	(186,633)	(72,025)
Proceed from sale of investment	—	—	$142
Net cash used for investing activities	$(357,119)	$(266,397)	$(122,747)
Financing activities
Repayment of finance lease obligations	(7,380)	(10,567)	(13,926)
Payment of debt issuance costs	(2,317)	(620)	(3,029)
Proceeds from long-term debt	400,000	—	350,000
Repayment of long-term debt	(34,000)	(34,000)	(34,002)
Proceeds from short-term borrowings	400,000	610,000	—
Repayment of short-term borrowings	(625,000)	(430,000)	(250,000)
Proceeds from issuance of common shares under stock-based compensation plans	19,670	25,135	35,051
Payment for net settlement of stock-based awards	(3,850)	(34,083)	(35,717)
Payment of earn-out consideration	(12,790)	(6,552)	(2,556)
Dividend paid	(64,671)	(74,212)	(80,479)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(30,015)	(137,112)	(298,219)
Others	—	—	(6)
Net cash provided by/ (used for) financing activities	$39,647	$(92,011)	$(332,883)
Effect of exchange rate changes	(11,716)	(12,556)	(19,633)
Net increase in cash and cash equivalents	110,416	225,900	238,651
Cash and cash equivalents at the beginning of the period	368,396	467,096	680,440
Cash and cash equivalents at the end of the period	$467,096	$680,440	$899,458
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$45,084	$49,101	$46,348
Cash paid during the period for income taxes, net of refunds	$104,217	$193,946	$31,761
Property, plant and equipment acquired under finance lease obligations	$5,008	$29,526	$286
Non-cash transaction: Gain on exchange of non-monetary asset	$(31,380)	$—	$—
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

1. Organization
The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience over time running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 109,600 employees serving clients in key industry verticals from more than 30 countries.

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
(b) Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use ("ROU") assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standard Codification ("ASC") Topic 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition-related costs are expensed as incurred under selling, general and administrative expenses.

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
Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization and accumulated impairment loss based on their estimated useful lives as follows:

Customer-related intangible assets	1	-	9 years
Marketing-related intangible assets	1	-	8 years
Technology-related intangible assets	2	-	10 years
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
Capitalized software and technology costs are included in intangible assets under technology-related intangible assets on the Company’s consolidated balance sheet and are amortized on a straight-line basis when placed into service over the estimated useful lives of the software and technology.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
The General Electric Company (“GE”) accounted for 16% and 8% of the Company’s receivables as of December 31, 2020 and 2021, respectively. GE accounted for 14%, 12% and 9% of the Company’s revenues in the years ended December 31, 2019, 2020 and 2021, respectively.
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

For the year ended December 31, 2020, due to the impact of the COVID-19 pandemic on the Company’s current and future revenues and operations, the Company recorded restructuring charges related to the abandonment of leased office premises and related assets. See Note 28 for additional information.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
(j) Credit losses

An allowance for credit losses is recognized for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable (other than deferred billings) based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. The Company believes the most relevant forward-looking factors are economic environment, gross domestic product, inflation rates and unemployment rates for each of the countries in which the Company or its customers operate, and accordingly the Company adjusts historical loss rates based on expected changes in these factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

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
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
The Company depreciates and amortizes all property, plant and equipment using the straight-line method over the following estimated economic useful lives of the assets:

	Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Computer software	4	-	7
Leasehold improvements	Lease period or 10 years, whichever is less
Vehicles	3	-	4
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
Capitalized computer software costs are included in property, plant and equipment on the Company’s consolidated balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.
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
The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company includes interest and penalties related to an underpayment of income taxes within income tax expense.
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
(v)  Government incentives
The Company recognizes incentives in the consolidated statements of income under “other income (expense), net.” Incentives are recognized in the consolidated statements of income when there is probable assurance that the Company will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the consolidated statement of income for the period in which it becomes receivable. In the event that it becomes likely that the Company will be required to repay an incentive that has already been recognized, the Company makes a provision for the estimated liability.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
(w) Earnings (loss) per share
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
(x) Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.
(y) Debt restructuring
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
(z) Recently issued accounting pronouncements
The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.
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
The Company adopted ASU 2016-13, ASU 2019-05 and ASU 2019-11 beginning January 1, 2020, including interim periods in fiscal year 2020. The Company assessed the impact of these ASUs and concluded that they do not have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

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
The following recently released accounting standards have not yet been adopted by the Company:
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance.” This ASU improves financial reporting by requiring disclosures that increase the transparency of transactions with governments. The ASU is effective for the Company for annual periods, beginning December 15, 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combination.” This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination and improve comparability for both the recognition and measurement of acquired revenue contracts at the date of and after a business combination and revenue contracts not acquired in a business combination. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning December 15, 2022. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,592. This amount represents cash consideration of $64,310, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $1,102 as of December 31, 2021. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition furthers the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
3. Business acquisitions (Continued)

In connection with this acquisition, the Company recorded $16,200 in customer-related intangibles and $2,400 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $44,216 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Banking, Capital Markets and Insurance ("BCMI") segment in the amount of $4,167, to the Consumer Goods, Retail, Life Sciences and Healthcare ("CGRLH") segment in the amount of $7,032 and to the High Tech, Manufacturing and Services ("HMS") segment in the amount of $33,017. Goodwill arising from this acquisition is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

Acquisition-related costs of $1,177 have been included in selling, general and administrative expenses as incurred. In connection with the acquisition, the Company also acquired certain assets with a value of $5,629 and assumed certain liabilities amounting to $1,852. The agreement with the sellers provides a full indemnity to the Company for all pre-closing income and non-income tax liabilities up to a maximum of the purchase consideration, including interest and penalties thereon. The Company would not be financially or materially affected by any liabilities that may arise from such exposures.

Accordingly, the Company recognized an indemnification asset of $278 based on the information that was available at the date of the acquisition, which is included in the assets taken over by the Company. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

No proforma revenue or earning information for 2021 and 2020 has been presented as the impact is not material.

(b) Enquero, Inc.

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero, Inc., a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of December 31, 2021. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

In connection with this acquisition, the Company recorded $49,000 in customer-related intangibles, $9,500 in marketing-related intangibles and $1,400 in technology-related intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $87,874 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BCMI segment in the amount of $2,594, to the CGRLH segment in the amount of $22,548 and to the HMS segment in the amount of $62,732. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

Acquisition-related costs of $1,590 have been included in selling, general and administrative expenses as incurred. In connection with the acquisition, the Company also acquired certain assets with a value of $32,879, assumed certain liabilities amounting to $17,232 and recognized a net deferred tax liability of $14,343. The agreement with the sellers provides a full indemnity to the Company for all pre-closing income and non-income tax liabilities up to a maximum of the purchase consideration, including interest and penalties thereon. The Company would not be financially or materially affected by any liabilities that may arise from such exposures.

Accordingly, the Company recognized an indemnification asset of $5,968 based on the information that was available at the date of the acquisition, which is included in the assets taken over by the Company. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
3. Business acquisitions (Continued)
(c) SomethingDigital.Com LLC

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
This acquisition supported the Company’s strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on the Company’s existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expanded the Company’s capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based e-commerce platform for high volume merchants.

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
Acquisition-related costs of $1,060 have been included in selling, general and administrative expenses as incurred. In connection with the acquisition, the Company also acquired certain assets with a value of $9,538, assumed certain liabilities amounting to $4,494 and recognized a net deferred tax asset of $81. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.
(d) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470, resulting in a payable of $22,199. $5,406 of the total purchase consideration remains payable as of December 31, 2021. This acquisition expanded the Company’s capabilities in improving customer experience.
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
The amount of deferred earn-out consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of as of November 12, 2019. See Note 6, “Fair value measurements,” for additional details.

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
Acquisition-related costs of $7,385 have been included in selling, general and administrative expenses as incurred. In connection with the acquisition, the Company also acquired certain assets with a value of $39,140, assumed certain liabilities amounting to $22,295 and recognized a net deferred tax liability of $1,643. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

4. Cash and cash equivalents

	As of December 31,
	2020	2021
Cash and other bank balances	$680,440	$899,458
Total	$680,440	$899,458

5. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31,
	2019	2020	2021
Opening balance as of January 1	$23,960	$29,969	$27,707
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	—	4,185	—
Adjusted balance as of January 1	23,960	34,154	27,707
Additions due to acquisitions	1,004	200	—
Additions charged/reversal released to cost and expense, net	7,443	3,307	910
Deductions/effect of exchange rate fluctuations	(2,438)	(9,954)	(4,288)
Closing balance	$29,969	$27,707	$24,329
Accounts receivable were $908,727 and $912,071, and allowances for credit losses were $27,707 and $24,329, resulting in net accounts receivable balances of $881,020 and $887,742 as of December 31, 2020 and 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2020 and 2021:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$27,709	$—	$27,709	$—
Deferred compensation plan assets (Note a, e)	26,832	—	—	26,832
Total	$54,541	$—	$27,709	$26,832
Liabilities
Earn-out consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	40,981	—	40,981	—
Deferred compensation plan liability (Note b, f)	26,390	—	—	26,390
Total	$75,643	$—	$40,981	$34,662

	As of December 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$34,070	$—	$34,070	$—
Deferred compensation plan assets (a, e)	38,584	—	—	38,584
Total	$72,654	$—	$34,070	$38,584
Liabilities
Earn-out consideration (Note b, d)	$5,406	$—	$—	$5,406
Derivative instruments (Note b, c)	15,254	—	15,254	—
Deferred compensation plan liability (b, f)	38,007	—	—	38,007
Total	$58,667	$—	$15,254	$43,413
(a)Derivative assets are included in “prepaid expenses and other current assets” and “other assets;” deferred compensation plan assets are included in “other assets” in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2020 and 2021:

	Year ended December 31,
	2020	2021
Opening balance	$22,184	$8,272
Payments made on earn-out consideration (Note a)	(6,552)	(2,556)
Change in fair value of earn-out consideration (Note b)	(7,790)	(750)
Others (Note c)	430	440
Closing balance	$8,272	$5,406
(a)Includes the interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $0 and $440 for the year ended December 31, 2020 and 2021, respectively.
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
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the year ended December 31, 2020 and 2021:

	Year ended December 31,
	2020	2021
Opening balance	$11,208	$26,832
Additions (net of redemption)	11,460	7,523
Change in fair value of deferred compensation plan assets (Note a)	4,164	4,229
Closing balance	$26,832	$38,584
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the year ended December 31, 2020 and 2021:

	Year ended December 31,
	2020	2021
Opening balance	$10,943	$26,390
Additions (net of redemption)	11,327	7,523
Change in fair value of deferred compensation plan liabilities (Note a)	4,120	4,094
Closing balance	$26,390	$38,007
(a)Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.
7. Derivative financial instruments
The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts, treasury rate locks and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 48 months and the forecasted transactions are expected to occur during the same periods.
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,150,000	$1,348,600	$15,207	$26,247
United States Dollars (sell) Mexican Peso (buy)	17,500	23,750	716	140
United States Dollars (sell) Philippines Peso (buy)	67,200	75,600	1,332	(2,215)
Euro (sell) United States Dollars (buy)	96,651	120,994	(5,659)	2,634
Singapore Dollars (buy) United States Dollars (sell)	10,153	3,655	66	65
Euro (sell) Romanian Leu (buy)	29,489	47,506	(22)	(233)
Japanese Yen (sell) Chinese Renminbi (buy)	19,230	10,440	473	202
United States Dollars (sell) Chinese Renminbi (buy)	—	45,000	—	120
Pound Sterling (sell) United States Dollars (buy)	—	49,031	—	545
United States Dollars (sell) Hungarian Font (buy)	30,000	39,000	904	(2,174)
Hungarian Font (Sell) Euro (buy)	10,444	2,828	61	(17)
Australian Dollars (sell) Indian Rupees (buy)	140,525	97,053	(7,670)	1,234
Interest rate swaps (floating to fixed)	488,022	460,135	(18,680)	(7,732)
			$(13,272)	$18,816

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
FASB guidance on derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with the FASB guidance on derivatives and hedging, the Company designates foreign exchange forward contracts, interest rate swaps and treasury rate locks as cash flow hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenue and purchases of services, and interest rate swaps and treasury rate locks are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, that are denominated in currencies other than the Company’s underlying functional currency.
The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021
Assets
Prepaid expenses and other current assets	$16,188	$16,064	$5,357	$3,130
Other assets	$6,164	$14,876	$—	$—
Liabilities
Accrued expenses and other current liabilities	$16,387	$11,408	$3,785	$1,090
Other liabilities	$16,886	$2,756	$3,923	$—
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
The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2021 was $692.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
7. Derivative financial instruments (Continued)
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2019			2020			2021
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	19,401	(7,212)	12,189	(6,171)	605	(5,566)	7,628	(1,836)	5,792
Changes in fair value of effective portion of outstanding derivatives, net	17,686	(3,154)	14,532	(12,966)	3,932	(9,034)	36,017	(7,101)	28,916
Gain (loss) on cash flow hedging derivatives, net	(1,715)	4,058	2,343	(6,795)	3,327	(3,468)	28,389	(5,265)	23,124
Closing balance	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2019	2020	2021		2019	2020	2021
Forward foreign exchange contracts	$24,581	$6,933	$32,270	Revenue	$6,782	$4,432	$1,354
Interest rate swaps	(6,895)	(19,899)	2,931	Cost of revenue	6,435	(4,553)	11,155
Treasury rate lock	—	—	816	Selling, general and administrative expenses	1,732	(1,266)	3,012
				Interest expense	4,452	(4,784)	(7,893)
	$17,686	$(12,966)	$36,017		$19,401	$(6,171)	$7,628
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2019, 2020 and 2021, respectively.
Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2019	2020	2021
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$4,299	$(8,055)	$12,116
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	3,963	—
		$4,299	$(4,092)	$12,116

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
7. Derivative financial instruments (Continued)
a)These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items, such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the consolidated statements of income.
b)These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently, the realized gains (losses) are recorded in foreign exchange gains (losses) net in the consolidated statements of income.

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

8. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2020	2021
Advance income and non-income taxes	$73,008	$28,075
Contract asset (Note 25)	9,035	8,506
Prepaid expenses	32,375	38,528
Derivative instruments	21,545	19,194
Employee advances	2,636	2,797
Deposits	8,774	5,839
Advances to suppliers	2,716	804
Others	37,319	30,698
Total	$187,408	$134,441

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	As of December 31,
	2020	2021
Land	$5,792	$7,292
Buildings	41,622	41,282
Furniture and fixtures	52,610	52,901
Computer equipment and servers	270,376	309,551
Plant, machinery and equipment	109,722	108,527
Computer software	141,417	138,343
Leasehold improvements	126,761	114,747
Vehicles	152	162
Capital work in progress	44,011	45,647
Property, plant and equipment, gross	$792,463	$818,452
Less: Accumulated depreciation, amortization and impairment	(561,341)	(603,363)
Property, plant and equipment, net	$231,122	$215,089
Depreciation expense on property, plant and equipment for the years ended December 31, 2019, 2020 and 2021 was $53,332, $67,662 and $62,159, respectively. Computer software amortization for the years ended December 31, 2019, 2020 and 2021 was $14,167, $9,421 and 5,842, respectively.
The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(267), $213 and $(430) for the years ended December 31, 2019, 2020 and 2021, respectively.
The Company recorded a write-down to computer software during the years ended December 31, 2020 and 2021 as described in Note 10.
10. Goodwill and intangible assets
The following table presents the changes in goodwill for the years ended December 31, 2020 and 2021:

	As of December 31,
	2020	2021
Opening balance	$1,574,466	$1,695,688
Goodwill relating to acquisitions consummated during the period	123,595	44,216
Impact of measurement period adjustments	(5,653)	1,205
Effect of exchange rate fluctuations	3,280	(10,082)
Closing balance	$1,695,688	$1,731,027
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	$555,130	$602,123	$1,574,466
Goodwill relating to acquisitions consummated during the period	2,559	52,612	68,424	123,595
Impact of measurement period adjustments	(542)	(1,372)	(3,739)	(5,653)
Effect of exchange rate fluctuations	942	1,204	1,134	3,280
Closing balance	$420,172	$607,574	$667,942	$1,695,688

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2021:

	BCMI	CGRLH	HMS	Total
Opening balance	$420,172	$607,574	$667,942	$1,695,688
Goodwill relating to acquisitions consummated during the period	4,167	7,032	33,017	44,216
Impact of measurement period adjustments	35	309	861	1,205
Effect of exchange rate fluctuations	(3,117)	(3,795)	(3,170)	(10,082)
Closing balance	$421,257	$611,120	$698,650	$1,731,027
During the years ended December 31, 2020 and 2021, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as of December 31, 2020 and 2021, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.
The total amount of the Company’s goodwill deductible for tax purposes was $296,046 and $326,795 as of December 31, 2020 and 2021, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2020			As of December 31, 2021
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$478,189	$359,652	$118,537	$489,974	$394,688	$95,286
Marketing-related intangible assets	96,561	61,154	35,407	98,870	76,663	22,207
Technology-related intangible assets	152,293	90,866	61,427	171,772	119,630	52,142
Intangible assets under development	23,864	2,503	21,361	—	—	—
Total	$750,907	$514,175	$236,732	$760,616	$590,981	$169,635
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2019, 2020 and 2021 were $32,612, $43,343 and $58,448, respectively.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2019, 2020 and 2021 were $18,957, $27,290 and $24,987, respectively.
Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(76), $74 and $(157) for the years ended December 31, 2019, 2020 and 2021, respectively.
During the years ended December 31, 2019, 2020 and 2021, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in the Company’s investment strategy and market trends which led to a decision to cease certain service offerings. Based on the results of its testing, the Company determined that the carrying value of certain assets tested were not recoverable and the Company recorded complete write-downs of the carrying values of these assets amounting to $3,511, $14,083 and $915 for the years ended December 31, 2019, 2020 and 2021, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
The summary below represents the impairment charges recorded for various categories of assets during the years ended December 31, 2019, 2020 and 2021:

	Year ended December 31,
	2019	2020	2021
Technology related intangibles	$3,511	$5,179	$205
Customer related intangibles	—	938	—
Total Intangibles	$3,511	$6,117	$205
Property, plant and equipment	$—	$7,966	$710
Total Property, plant and equipment	$—	$7,966	$710
Grand Total	$3,511	$14,083	$915

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the year ending December 31:
2022	$63,620
2023	48,718
2024	32,938
2025	19,527
2026 and beyond	4,832
Total	$169,635

11. Other Assets
Other assets consist of the following:

	As of December 31,
	2020	2021
Contract asset (Note 25)	$6,770	$5,235
Advance income and non-income taxes	155,035	124,219
Deposits	32,058	28,463
Derivative instruments	6,164	14,876
Prepaid expenses	5,176	5,979
Deferred billings, net*	25,357	44,360
Right of use (ROU) assets finance lease	50,083	34,284
Others	43,175	64,742
Total	$323,818	$322,158
*Deferred billings were $28,491 and $48,071 and allowances for credit losses on deferred billings were $3,134 and $3,711, resulting in net deferred billings balances of $25,357 and $44,360 as of December 31, 2020 and 2021, respectively.
Total credit losses on deferred billings of $3,134 as of December 31, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $2,400 as a charge for the year ended December 31, 2020. During the year ended December 31, 2021, the Company recorded an additional charge of $577 to cost and expense on account of credit losses on deferred billings.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases
The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 10 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost for operating and finance leases for the years ended December 31, 2019, 2020 and 2021 are summarized below:

	Year ended December 31, 2019	Year ended December 31, 2020	Year ended December 31, 2021
Finance lease cost:
Amortization of ROU assets (Note a)	9,302	12,483	15,549
Interest on lease liabilities (Note b)	2,997	2,454	2,538
Operating lease cost (Note c)	74,436	88,596	81,637
Short-term lease cost (Note c)	438	1,643	1,057
Variable lease cost (Note c)	4,052	5,347	5,307
Total lease cost	$91,225	$110,523	$106,088

a)Included in “depreciation and amortization” in the consolidated statements of income.
b)Included in “interest income (expense), net” in the consolidated statements of income.
c)Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.
ROU assets relating to finance leases of $50,083 and $34,284 as of December 31, 2020 and December 31, 2021, respectively, are included in “other assets.”
The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(105), $161 and $(333) for the years ended December 31, 2019, 2020 and 2021, respectively.
Other information

	Year ended December 31, 2019	Year ended December 31, 2020	Year ended December 31, 2021
Weighted-average remaining lease term—finance leases	3.9 years	3.1 years	2.34 years
Weighted-average remaining lease term—operating leases	6.77 years	6.42 years	5.76 years
Weighted-average discount rate—finance leases	9.20%	6.61%	5.70%
Weighted-average discount rate—operating leases	6.87%	7.28%	6.98%

	Year ended December 31, 2019	Year ended December 31, 2020	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,859	$2,898	$2,592
Operating cash flows from operating leases	$72,645	$92,010	$80,159
Financing cash flows from finance leases	$7,380	$10,567	$13,926

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases (Continued)

The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2021 to the operating and finance lease liabilities recorded on the Company’s consolidated balance sheet:

Period range	Finance lease	Operating lease
2022	$20,008	$80,226
2023	10,178	73,374
2024	5,105	62,132
2025	2,062	64,383
2026	34	37,131
Thereafter	—	66,004
Total lease payments	$37,387	$383,250
Less: Imputed interest	2,541	73,952
Total lease liabilities	$34,846	$309,298
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2020 to the operating and finance lease liabilities recorded on the Company’s consolidated balance sheet:

Period range	Finance lease	Operating lease
2021	$19,584	$78,148
2022	17,165	75,288
2023	10,081	66,790
2024	3,876	56,013
2025	1,000	43,696
Thereafter	—	117,580
Total lease payments	$51,706	$437,515
Less: Imputed interest	2,682	91,673
Total lease liabilities	$49,024	$345,842
During the year ended December 31, 2020, the Company recorded an impairment charge of $16,322 relating to operating lease right-of-use assets due to the Company’s shift to a virtual operating environment. There were no corresponding impairment charges during the years ended December 31, 2019 and 2021. Of the total impairment charge recorded in the year ended December 31, 2020, $8,482 pertains to restructuring charges. See Note 28 for additional details.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
13. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2020	2021
Accrued expenses	$150,390	$162,054
Accrued employee cost	286,399	307,777
Earn-out consideration	2,651	2,501
Statutory liabilities	104,768	67,948
Retirement benefits	1,967	1,746
Compensated absences	28,635	26,596
Derivative instruments	20,172	12,498
Contract liabilities (Note 25)	154,717	160,602
Finance lease liability	18,066	18,549
Others	39,004	31,169
Total	$806,769	$791,440

14. Long-term debt
Borrowings under the Company's credit facility, which was amended in August 2018, bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2021, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.
As of December 31, 2020 and 2021, the amount outstanding under the term loan, net of debt amortization expense of $1,150 and $687, respectively, was $593,850 and $560,313, respectively.
As of December 31, 2020 and 2021, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended facility is unsecured. The amount outstanding on the term loan as of December 31, 2021 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.
The maturity profile of the term loan outstanding as of December 31, 2021, net of debt amortization expense, is as follows:

Year ended	Amount
2022	33,564
2023	526,749
Total	$560,313

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
14. Long-term debt (Continued)
Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance costs of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the respective notes as an additional interest expense.

As of December 31, 2020 and 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $658 and $131, respectively, was $349,342 and $349,869, respectively, which is payable on April 1, 2022. As of December 31, 2020 and 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,284 and $1,702, respectively, was $397,716 and $398,298, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2017 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,571, was $347,429, which is payable on April 10, 2026.

The Company pays interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the year ended December 31, 2021, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.
A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2020	2021
Credit facility, net of debt amortization expenses	$593,850	$560,313
3.70% 2017 Senior Notes, net of debt amortization expenses	349,342	349,869
3.375% 2019 Senior Notes, net of debt amortization expenses	397,716	398,298
1.750% 2021 Senior Notes, net of debt amortization expenses	$—	$347,429
Total	$1,340,908	$1,655,909
Current portion	33,537	383,433
Non-current portion	1,307,371	1,272,476
Total	$1,340,908	$1,655,909

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
15. Short-term borrowings
The Company has the following borrowing facilities:
(a)Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and 2021, the limits available were $14,311 and $24,727, respectively, of which $7,809 and $5,848, respectively, was utilized, constituting non-funded drawdown.
(b)A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 14. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2020 and 2021. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2020 and 2021. As of December 31, 2020 and 2021, a total of $252,347 and $2,017, respectively, was utilized, of which $250,000 and $0, respectively, constituted funded drawdown and $2,347 and $2,017, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2021, the Company was in compliance with the financial covenants of the credit agreement.
16. Other liabilities
Other liabilities consist of the following:

	As of December 31,
	2020	2021
Accrued employee cost	19,797	15,790
Earn-out consideration	5,621	2,905
Retirement benefits	11,947	11,993
Compensated absences	47,656	52,023
Derivative instruments	20,809	2,756
Contract liabilities (Note 25)	68,760	80,222
Finance lease liability	30,958	16,297
Others	32,850	63,224
Total	$238,398	$245,210
17. Employee benefit plans
The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.
Defined benefit plans
In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2019, 2020 and 2021, all of the plan assets were primarily invested in debt securities.
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
In addition, in accordance with Israeli law, the Company provides certain termination benefits (the “Israeli Plan”) to all of its Israeli employees based on the age, duration of service and salary of each eligible employee. The full-year benefit cost of the Israeli Plan is calculated on an actuarial basis. The plan contributions are further invested into insurer managed funds.
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
The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2020 and 2021.

	As of December 31,
	2020	2021
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$80,561	$97,660
Service cost	11,897	14,546
Actuarial loss (Gain)	6,843	(10,436)
Interest cost	5,297	5,497
Liabilities assumed on acquisition/ transfer of employees	180	—
Benefits paid	(6,388)	(9,162)
Settlements	—	(4,328)
Curtailments	—	(181)
Effect of exchange rate changes	(730)	(1,814)
Projected benefit obligation at the end of the year	$97,660	$91,782
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$70,900	$93,809
Employer contributions	24,523	12,907
Actual gain on plan assets	5,370	4,831
Benefits paid	(6,287)	(9,162)
Settlements	—	(3,495)
Effect of exchange rate changes	(697)	(1,915)
Fair value of plan assets at the end of the year	$93,809	$96,975
Funded status, end of year	$(3,851)	$5,193
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$10,063	$18,932
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(1,967)	(1,746)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(11,947)	(11,993)
Funded status, end of year	$(3,851)	$5,193
The change in defined benefit obligation for the years ended December 31, 2020 and 2021 is largely due to changes in actuarial assumptions pertaining to discount rates.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Amounts included in accumulated other comprehensive income (loss) as of December 31, 2019, 2020 and 2021 were as follows:

	As of December 31,
	2019	2020	2021
Net actuarial loss	$(21,490)	$(24,669)	$(13,399)
Net prior service credit / (cost)	(717)	(477)	(300)
Deferred tax benefits	6,171	7,065	3,206
Other comprehensive income (loss), net	$(16,036)	$(18,081)	$(10,493)

Changes in other comprehensive income (loss) during the year ended December 31, 2020 and 2021 were as follows:

	As of December 31,
	2020	2021
Net Actuarial (Loss) Gain	$(5,891)	$9,019
Amortization of net actuarial loss	2,242	1,379
Deferred tax (expense) benefits	894	(3,859)
Net prior service credit / (cost)	219	170
Curtailment	—	181
Settlements	—	519
Effect of exchange rate changes	491	179
Other comprehensive income (loss), net	$(2,045)	$7,588
Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2020 and 2021 was as follows:

	As of December 31,
	2020	2021
Accumulated benefit obligation	$15,441	$12,496
Fair value of plan assets at the end of the year	$5,446	$3,161
The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2020 and 2021 was as follows:

	As of December 31,
	2020	2021
Projected benefit obligation	$23,090	$18,806
Fair value of plan assets at the end of the year	$9,176	$5,067
The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $13,914 and $13,739 as of December 31, 2020 and 2021, respectively, and was classified as liabilities in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Net defined benefit plan costs for the years ended December 31, 2019, 2020 and 2021 include the following components:

	Year ended December 31,
	2019	2020	2021
Service costs	$8,915	$11,897	$14,546
Interest costs	4,667	5,297	5,497
Amortization of actuarial loss	1,384	2,461	1,549
Expected return on plan assets	(2,605)	(4,589)	(6,239)
One-time cost	202	—	—
Settlements	—	—	519
Net defined benefit plan costs	$12,563	$15,066	$15,872
Expected Contributions
The Company estimates that it will pay approximately $9,733 in fiscal 2022 related to contributions to defined benefit plans.
The weighted average assumptions used to determine the benefit obligations of the Indian Gratuity Plan as of December 31, 2020 and 2021 are presented below:

	As of December 31,
	2020			2021
Discount rate	4.45%	-	5.90%	5.25%	-	6.45%
Rate of increase in compensation per annum	5.20%	-	9.00%	4.60%	-	8.00%
The weighted average assumptions used to determine the Indian Gratuity Plan costs for the years ended December 31, 2019, 2020 and 2021 are presented below:

	Year ended December 31,
	2019			2020			2021
Discount rate	8.30%	-	8.40%	6.80%	-	7.35%	4.45%	-	5.90%
Rate of increase in compensation per annum	5.20%	-	11.00%	5.20%	-	11.50%	5.20%	-	9.00%
Expected long term rate of return on plan assets per annum	7.50%			7.50%			7.00%	-	7.50%
The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2020 and 2021 are presented below:

	As of December 31,
	2020	2021
Discount rate	7.20%	8.20%
Rate of increase in compensation per annum	5.50%	5.50%
The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2019, 2020 and 2021 are presented below:

	Year ended December 31,
	2019	2020	2021
Discount rate	9.40%	7.60%	7.20%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2020 and 2021 are presented below:

	As of December 31,
	2020	2021
Discount rate	5.26%	7.67%
Rate of increase in compensation per annum	5.00%	3.00%	-	6.00%
The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2019, 2020 and 2021 are presented below:

	Year ended December 31,
	2019	2020	2021
Discount rate	7.53%	5.22%	5.26%
Rate of increase in compensation per annum	6.00%	6.00%	5.00%
Expected long-term rate of return on plan assets per annum	1.00%	2.40%	2.00%
The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2020 and 2021 are presented below:

	As of December 31,
	2020			2021
Discount rate	0.17%	—	0.41%	0.14%	—	0.81%
Rate of increase in compensation per annum	0.00%			0.00%
The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2019, 2020 and 2021 are presented below:

	Year ended December 31,
	2019			2020			2021
Discount rate	0.076%	-	0.269%	0.094%	-	0.271%	0.17%	-	0.41%
Rate of increase in compensation per annum	0.00%			0.00%			0.00%
Expected long term rate of return on plan assets per annum	0.00%	-	1.77%	0.00%	-	1.77%	1.77%	-	3.12%
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The fair values of the Company’s plan assets as of December 31, 2020 and 2021 by asset category are as follows:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	21,707	21,707	—	—
Fixed income securities (Note a)	63,444	—	63,444	—
Other securities (Note b)	8,658	—	8,658	—
Total	$93,809	$21,707	$72,102	$—

	As of December 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	14,059	14,059	—	—
Fixed income securities (Note a)	80,612	—	80,612	—
Other securities (Note b)	2,304	—	2,304	—
Total	$96,975	$14,059	$82,916	$—

(a)Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.
The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2022	$12,938
2023	13,353
2024	14,310
2025	15,182
2026	16,250
2027 - 2031	83,964
$155,997

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2021.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Defined contribution plans
During the years ended December 31, 2019, 2020 and 2021, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2019	2020	2021
India	$29,729	$30,396	$37,508
U.S.	19,401	19,491	21,496
U.K.	19,260	18,643	19,874
China	18,816	16,436	24,988
Other regions	8,538	11,481	15,516
Total	$95,744	$96,447	$119,382
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
The liability for the deferred compensation plan was $26,390 and $38,007 as of December 31, 2020 and December 31, 2021, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $26,832 and $38,584 as of December 31, 2020 and December 31, 2021, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2019, 2020 and 2021, the change in the fair value of Plan assets was $1,296, $4,164 and $4,229, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2019, 2020 and 2021, the change in the fair value of deferred compensation liabilities was $1,062, $4,120 and $4,094, respectively, which is included in “selling, general and administrative expenses.”

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
2017 Omnibus Plan
On May 9, 2017, the Company’s shareholders approved the adoption of the 2017 Omnibus Plan, pursuant to which 15,000,000 Company common shares are available for issuance. The 2017 Omnibus Plan was amended and restated on April 5, 2019 to increase the number of common shares authorized for issuance by 8,000,000 shares to 23,000,000 shares. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the Company’s adoption of the 2017 Omnibus Plan, remain subject to the terms of the 2007 Omnibus Plan.
Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2019, 2020 and 2021, were $82,802, $72,709 and $80,548, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.
Income tax benefits recognized in relation to stock-based compensation costs, including options, RSUs and PUs, including excess tax benefits, during the years ended December 31, 2019, 2020 and 2021 were $18,921, $21,832 and $21,857, respectively.
Stock options
All options granted under the 2007 and 2017 Omnibus Plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over three to five years unless otherwise specified in the applicable award agreement. The Company recognizes such compensation cost over the vesting period of the option.
The compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.
The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2019, 2020 and 2021:

	2019			2020	2021
Dividend yield	0.82%	—	1.08%	0.89%	0.84%	—	1.08%
Expected life (in months)	84			84	84
Risk-free rate of interest for expected life	1.56%	—	2.63%	1.50%	1.12%	—	1.37%
Volatility	21.00%	—	21.38%	20.96%	26.05%	—	26.18%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.0975 and $0.1075 per share in each quarter of fiscal 2020 and 2021, respectively.
The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
A summary of stock option activity during the years ended December 31, 2019, 2020 and 2021 is set out below:

	Year ended December 31, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	23.61	6.4	—
Granted	1,881,068	28.50	—	—
Forfeited	(85,000)	29.91	—	—
Expired	—	—	—	—
Exercised	(697,531)	15.33	—	18,724
Outstanding as of December 31, 2019	8,360,212	25.33	6.5	$140,760
Vested as of December 31, 2019 and expected to vest thereafter (Note a)	8,006,985	25.18	6.5	$136,017
Vested and exercisable as of December 31, 2019	3,111,039	19.16	3.4	$71,584
Weighted average grant-date fair value of options granted during the period	$6.98

	Year ended December 31, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	$25.33	6.5	—
Granted	431,924	43.94	—	—
Forfeited	(752,261)	30.09	—	—
Expired	—	—	—	—
Exercised	(692,634)	20.30	—	11,813
Outstanding as of December 31, 2020	7,347,241	$26.41	5.7	$110,925
Vested as of December 31, 2020 and expected to vest thereafter (Note a)	7,132,162	$26.26	5.7	$108,671
Vested and exercisable as of December 31, 2020	2,713,405	$19.40	2.6	$59,593
Weighted average grant-date fair value of options granted during the period	$9.72

	Year Ended December 31, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	$26.41	5.7	—
Granted	1,831,180	43.98	—	—
Forfeited	(25,000)	31.50	—	—
Expired	—	—	—	—
Exercised	(1,145,125)	20.23	—	30,463
Outstanding as of December 31, 2021	8,008,296	$31.30	6.1	$174,428
Vested as of December 31, 2021 and expected to vest thereafter (Note a)	7,422,919	$30.51	6.1	$167,551
Vested and exercisable as of December 31, 2021	3,117,333	$24.17	3.4	$90,117
Weighted average grant-date fair value of options granted during the period	$11.35
(a) Options expected to vest after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)
Cash received by the Company upon the exercise of stock options during the years ended December 31, 2019, 2020 and 2021 amounted to $10,690, $14,062 and $23,168, respectively. Tax benefits from the exercise of stock options during the years ended December 31, 2019, 2020 and 2021 were $2,966, $7,381 and $6,927 (including excess tax benefits of $2,743, $7,310 and $4,191), respectively.
As of December 31, 2021, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $24,199 which will be recognized over the weighted average remaining requisite vesting period of 3.2 years.
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
A summary of RSU activity during the years ended December 31, 2019, 2020 and 2021 is set out below:

	Year ended December 31, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	470,939	37.58
Vested (Note b)	(672,025)	26.84
Forfeited	(66,207)	30.43
Outstanding as of December 31, 2019	1,261,706	$31.41
Expected to vest (Note a)	1,149,286

	Year ended December 31, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	296,332	40.40
Vested (Note c)	(640,212)	28.28
Forfeited	(57,518)	37.35
Outstanding as of December 31, 2020	860,308	$36.44
Expected to vest (Note a)	762,877

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)

	Year ended December 31, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	$36.44
Granted	466,702	44.00
Vested (Note d)	(501,273)	34.41
Forfeited	(66,230)	38.02
Outstanding as of December 31, 2021	759,507	$42.29
Expected to vest (Note a)	654,594
(a)RSUs expected to vest after considering an estimated forfeiture rate.
(b)637,933 RSUs that vested during the period were net settled upon vesting by issuing 521,707 shares (net of minimum statutory tax withholding). 34,092 RSUs that vested in the year ended December 31, 2019 were issued during the period ended December 31, 2021.
(c)590,699 RSUs that vested during the period were net settled upon vesting by issuing 385,197 shares (net of minimum statutory tax withholding). 49,513 RSUs vested in the year ended December 31, 2020, shares in respect of which will be issued in 2022 after withholding shares to the extent of minimum statutory withholding taxes.
(d)461,640 RSUs that vested during the period were net settled upon vesting by issuing 300,944 shares (net of minimum statutory tax withholding). 39,633 RSUs vested in the year ended December 31, 2021, shares in respect of which will be issued in 2022 after withholding shares to the extent of minimum statutory withholding taxes.
As of December 31, 2021, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $18,045, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
A summary of PU activity during the years ended December 31, 2019, 2020 and 2021 is set out below:

	Year ended December 31, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	1,579,109	34.68	3,158,218
Vested (Note b)	(3,276)	27.47	(3,276)
Forfeited	(248,031)	29.04	(278,755)
Adjustment upon final determination of level of performance goal achievement (Note c)	1,018,260	34.72
Adjustment upon final determination of level of performance goal achievement (Note d)			(530,125)
Outstanding as of December 31, 2019	6,058,464	$31.07	6,058,464
Expected to vest (Note a)	5,507,640

	Year ended December 31, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	1,253,766	42.49	2,507,532
Vested (Note e)	(1,496,377)	25.21	(1,496,377)
Forfeited	(539,670)	33.77	(560,867)
Adjustment upon final determination of level of performance goal achievement (Note f)	(399,987)	42.60
Adjustment upon final determination of level of performance goal achievement (Note g)			(1,632,556)
Outstanding as of December 31, 2020	4,876,196	$34.56	4,876,196
Expected to vest (Note a)	4,573,356

	Year ended December 31, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	$34.56	4,876,196
Granted	1,340,877	44.06	2,681,754
Vested (Note h)	(1,784,140)	30.66	(1,784,140)
Forfeited	(258,258)	39.97	(320,098)
Adjustment upon final determination of level of performance goal achievement (Note i)	408,480	43.99
Adjustment upon final determination of level of performance goal achievement (Note j)			(870,557)
Outstanding as of December 31, 2021	4,583,155	$39.40	4,583,155
Expected to vest (Note a)	4,263,803
(a)PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
(b)PUs that vested in 2019 were net settled upon vesting by issuing 2,151 shares (net of minimum statutory tax withholding).
(c)Represents a 66.67% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2019 partially offset by an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.
(d)Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2019 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.
(e)Vested PUs in the year 2020 were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(f)Represents a 32.98% decrease in the number of target shares expected to vest as a result of achievement of lower-than-target performance for PUs granted in 2020, partially offset by an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
(g)Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2020 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
(h)1,784,140 PSUs that vested during the year 2021 were net settled upon vesting by issuing 1,102,440 shares (net of minimum statutory tax withholding).
(i)Represents a 31.20% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2021, partially offset by an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
(j)Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2021 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
As of December 31, 2021, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $58,752, which will be recognized over the weighed average remaining requisite vesting period of 1.8 years.
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
During the years ended December 31, 2019, 2020 and 2021, 264,440, 315,245 and 285,657 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2019, 2020 and 2021 was $1,083, $1,299 and $1,420, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.
19. Capital stock
The Company’s authorized capital stock as of December 31, 2020 and 2021 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 189,045,661 and 185,336,357 common shares, and no preferred shares, issued and outstanding as of December 31, 2020 and 2021, respectively.
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
During the years ended December 31, 2019, 2020 and 2021, the Company repurchased 766,154, 3,412,293 and 6,577,562 of its common shares, respectively, on the open market at a weighted average price of $39.16, $40.16 and $45.32 per share, respectively, for an aggregate cash amount of $30,000, $137,044 and $298,087, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2019, December 31, 2020 and December 31, 2021, $15, $68 and $132, respectively, was deducted from retained earnings in direct costs related to share repurchases.
$338,911 remained available for share repurchases under our existing share repurchase program as of December 31, 2021. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.

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

On February 9, 2021, the Company announced that its Board of Directors had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021, June 23, 2021, September 24, 2021 and December 22, 2021, the Company paid a dividend of $0.1075 per share, amounting to $20,115, $20,133, $20,213 and $20,018 in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021, September 10, 2021 and December 10, 2021, respectively.
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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,809,069, 1,182,572 and 1,663,219 for the years ended December 31, 2019, 2020 and 2021, respectively.

	Year ended December 31,
	2019	2020	2021
Net income	$304,881	$308,276	$369,448
Weighted average number of common shares used in computing basic earnings per common share	190,074,475	190,396,780	187,802,219
Dilutive effect of stock-based awards	5,086,380	5,384,191	5,159,622
Weighted average number of common shares used in computing dilutive earnings per common share	195,160,855	195,780,971	192,961,841
Earnings per common share
Basic	$1.60	$1.62	$1.97
Diluted	$1.56	$1.57	$1.91

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
21. Other operating (income) expense, net

	Year ended December 31,
	2019	2020	2021
Write-down of intangible assets and property, plant and equipment*	$3,511	$14,083	$915
Write-down of operating lease right-of-use assets and other assets**	—	18,084	—
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	(7,790)	(750)
Other operating (income) expense#	(34,545)	(5,046)	(1,368)
Other operating (income) expense, net	$(31,034)	$19,331	$(1,203)
* Refer to Notes 10 and 28 for additional information about other operating (income) expense, net for the year ended December 31, 2020.
** Of the total write-down, $10,244 pertains to restructuring charges for the year ended December 31, 2020. No such charges were recorded for the years ended December 31, 2019 and 2021. Refer to Notes 12 and 28 for additional details.
#Includes a gain of $31,380 for the year ended December 31, 2019 on land rights transferred to a third-party real estate developer in exchange for an interest in commercial property being developed on the land. No corresponding charges were recorded in the years ended December 31, 2020 and 2021.
22. Interest income (expense), net
Interest income (expense), net consists of the following:

	Year ended December 31,
	2019	2020	2021
Interest income	$7,321	$7,284	$6,878
Interest expense	(50,779)	(56,244)	(58,312)
Interest income (expense), net	$(43,458)	$(48,960)	$(51,434)

23. Income taxes
Income tax expense (benefit) for the years ended December 31, 2019, 2020 and 2021 is allocated as follows:

	Year ended December 31,
	2019	2020	2021
Income from continuing operations	$94,536	$92,201	$113,681
Other comprehensive income:
Unrealized gains (losses) on cash flow hedges	(4,058)	(3,327)	5,265
Retirement benefits	(2,720)	(894)	3,859
Retained earnings:
Deferred tax benefit recognized on adoption of ASU 2016-13	—	(935)	—
The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2019	2020	2021
Domestic (U.S.)	$27,783	$122,497	$126,107
Foreign (other than U.S.)	371,634	277,980	357,022
Income before income tax expense	$399,417	$400,477	$483,129

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2019	2020	2021
Current tax expense:
Domestic (U.S. federal)	$2,854	$23,668	$34,538
Domestic (U.S. state)	3,908	10,765	5,605
Foreign (other than U.S.)	104,089	80,355	82,801
	$110,851	$114,788	$122,944
Deferred tax expense (benefit):
Domestic (U.S. federal)	$2,669	$(7,329)	$(6,039)
Domestic (U.S. state)	(1,679)	(3,770)	232
Foreign (other than U.S.)	(17,305)	(11,488)	(3,456)
	$(16,315)	$(22,587)	$(9,263)
Total income tax expense (benefit)	$94,536	$92,201	$113,681
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes as a result of the following:

	Year ended December 31,
	2019	2020	2021
Income before income tax expense	$399,417	$400,477	$483,129
Statutory tax rates	21%	21%	21%
Computed expected income tax expense	83,878	84,100	101,457
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	31,121	15,456	10,747
Tax benefit from tax holiday	(21,393)	(16,063)	(3,159)
True-up of prior years tax liability	(3,568)	(3,420)	7,590
Interest income on income tax refund	—	—	(7,780)
Non-deductible expenses	2,152	372	1,755
Effect of change in tax rates	6,497	453	1,740
Change in valuation allowance	10,515	142,733	6,244
Unrecognized tax benefits	5,502	3,228	(327)
Employment related tax incentive	(5,239)	—	(3,930)
Internal restructuring	—	(129,688)	—
State income taxes	2,229	6,995	5,837
Excess tax benefit on share-based compensation	(2,743)	(7,310)	(7,773)
Others*	(14,415)	(4,655)	1,280
Reported income tax expense (benefit)	$94,536	$92,201	$113,681

*Following the transfer/closure of certain affiliated entities, deferred tax liabilities recorded against the outside basis difference were reversed amounting to $3,782 during the year ended December 31, 2019. Additionally, during the years ended December 31, 2019 and 2020, the Company created a deferred tax asset on the impairment of one of its intercompany investments for income tax purposes amounting to $8,069 and $8,384, respectively. It was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has certain units eligible for a tax holiday as a special economic zone ("SEZ") unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements.
During the year ended December 31, 2019, the Indian taxing authorities introduced a new tax regime under which a company can elect to pay taxes at a lower tax rate by foregoing certain deductions and exemptions, including SEZ exemptions. The Company has elected to forego applicable Indian tax holidays in order to benefit from the reduced tax rate under the new tax regime after March 31, 2021.
The effect of the Indian tax holiday on both basic and diluted earnings per share was $0.11, $0.08 and $0.02, respectively, for the years ended December 31, 2019, 2020 and 2021.
The components of the Company’s deferred tax balances as of December 31, 2020 and 2021 are as follows:

	As of December 31,
	2020	2021
Deferred tax assets
Net operating loss carry forwards	$37,278	$37,593
Accrued expenses and other liabilities	70,634	70,802
Allowance for credit losses	9,930	9,000
Property, plant & equipment, net	3,387	4,079
Lease liabilities	59,823	50,091
Share-based compensation	35,424	31,147
Intangible assets, net	165,347	168,737
Retirement benefits	14,761	9,721
Contract liabilities	6,080	8,012
Tax credit carry forwards	8,692	15,724
Others	14,619	10,277
Total deferred tax assets	$425,975	$415,183
Less: Valuation allowance	(206,011)	(212,192)
Total deferred tax assets, net of valuation allowance	$219,964	$202,991
Deferred tax liabilities
Intangible assets, net	$21,884	$6,598
Property, plant and equipment, net	3,700	1,907
Right-of use lease assets	48,816	40,733
Earn-out liabilities	6,189	5,368
Retirement benefits	6,579	3,404
Investments in foreign subsidiaries not indefinitely reinvested	2,726	1,708
Derivative instruments	2,810	6,153
Goodwill	18,649	29,229
Others	3,453	5,511
Total deferred tax liabilities	$114,806	$100,611
Net of deferred tax assets and liabilities	$105,158	$102,380

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)

	As of December 31,
Classified as	2020	2021
Deferred tax assets non-current	$106,674	$106,322
Deferred tax liabilities non-current	1,516	3,942
	$105,158	$102,380

The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2019, 2020 and 2021 is as follows:

	Year ended December 31,
	2019	2020	2021
Opening valuation allowance	$51,986	$62,628	$206,011
Reduction during the year	(4,240)	(35,662)	(1,206)
Addition during the year	14,882	179,045	7,387
Closing valuation allowance	$62,628	$206,011	$212,192

During the year ended December 31, 2020, the Company undertook an internal restructuring that involved the transfer of certain marketing intangibles between its Luxembourg subsidiaries for a total of $650,000. The Company had net operating loss carry forwards with a full valuation allowance from prior years that were used to offset the Luxembourg taxable income arising from such transfer. The tax benefits resulting from the step-up of the tax basis of the intangibles transferred are not expected to be realized and a full valuation allowance has been recorded to reduce the deferred tax balances. Accordingly, this internal restructuring did not have any impact on the Company’s income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible.

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible differences and carry forwards, net of the existing valuation allowances as of December 31, 2021. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
For the years ended December 31, 2019, 2020 and 2021, the Company recognized net excess tax benefits on share-based compensation of $2,743, $7,310 and $7,773, respectively, in income tax expense attributable to continuing operations.
As of December 31, 2021, the Company’s deferred tax assets related to net operating loss carry forwards of $145,525 amounted to $34,459 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Brazil, Israel, Hong Kong, Germany, Austria, the United States and Luxembourg (for 2016 and prior years) amounted to $47,025 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The Company’s remaining operating loss carry forwards expire as set forth in the table below:

	Europe	Others
Year ending December 31,
2022	$57	$—
2023	310	1,039
2024	567	2,225
2025	1,772	2
2026	38	19
2028	—	94
2029	—	185
2034	18,820	—
2035	7,357	—
2036	63,374	—
2041	—	2,641
	$92,295	$6,205

In the table above, “Europe” includes net operating losses of subsidiaries in the Czech Republic, the Netherlands, Slovakia, Latvia, Luxembourg and Portugal, while “Others” includes net operating losses of subsidiaries in Japan, the Philippines, China and Canada.
As of December 31, 2021, the Company had additional deferred tax assets for U.S. state and local tax loss carry forwards amounting to $3,134 with varying expiration periods, most of which are between 2022 and 2040.
As of December 31, 2021, the Company had a total foreign tax credit carry forward of $15,724 for subsidiaries in the United States and India which will expire as set forth in the table below:

Year ending December 31,	Amount
2028	6,378
2029	2,554
2030	2,665
2031	3,803
2035	121
2041	203
$15,724

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries for which a deferred tax liability has not been recognized due to being indefinitely reinvested amounted to approximately $622,521 as of December 31, 2021. The Company plans to indefinitely reinvest its undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings at that time.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
As of December 31, 2021, $875,924 of the Company’s $899,458 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $3,481 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $9,628 of retained earnings. $872,443 of the Company’s cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.
The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in OCI.
In June 2016, the FASB issued ASU No. 2016-13, requiring measurement and recognition of expected credit losses for financial assets held by the Company. In the quarter ended March 31, 2020, the Company adopted this ASU, effective January 1, 2020, and accordingly recorded deferred tax assets of $935 through retained earnings.
The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2020 and 2021:

	2020	2021
Opening Balance at January 1	$31,029	$34,300
Increase related to prior year tax positions, including recorded in acquisition accounting	2,875	2,992
Decrease related to prior year tax positions	(1,309)	(455)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(287)	(455)
Increase related to current year tax positions, including recorded in acquisition accounting	2,454	1,385
Decrease related to settlements with taxing authorities	(317)	(11,170)
Effect of exchange rate changes	(145)	(946)
Closing Balance at December 31	$34,300	$25,651
As of December 31, 2020 and 2021, the Company had unrecognized tax benefits amounting to $34,300 and $25,651, respectively, which, if recognized, would impact the effective tax rate.
As of December 31, 2020 and 2021, the Company had accrued $6,369 and $2,842, respectively, in interest and $900 and $628, respectively, for penalties relating to unrecognized tax benefits.
During the years ended December 31, 2019, 2020 and 2021, the Company recognized $826, $662 and $(13,851), respectively, in interest related to income taxes.
In the next twelve months and for all tax years that remain open to examinations by U.S. federal and various state, local, and other U.S. taxing authorities, the Company estimates that it is reasonably possible that the total amount of its unrecognized tax benefits will vary. However, the Company does not expect significant changes within the next twelve months other than depending on the progress of tax matters or examinations with various taxing authorities, which are difficult to predict.

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2017. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2012 and January 1, 2011, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.
24. Segment reporting

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
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others***	Total
Revenues, net	1,078,844	1,107,534	1,348,635	3,535,013	(14,470)	3,520,543
Adjusted income from operations	115,998	161,515	238,129	515,642	43,199	558,841
Stock-based compensation						(83,885)
Amortization and impairment of acquired intangible assets (other than included above)						(31,458)
Acquisition-related expenses						(8,352)
Foreign exchange gains (losses), net						7,729
Interest income (expense), net						(43,458)
Income tax expense						(94,536)
Net income						304,881
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others**	Total
Revenues, net	1,079,193	1,264,654	1,388,826	3,732,673	(23,296)	3,709,377
Adjusted income from 0perations	132,939	197,197	244,166	574,302	14,506	588,808
Stock-based compensation						(74,008)
Amortization and impairment of acquired intangible assets (other than included above)						(43,648)
Acquisition-related expenses						(2,650)
Foreign exchange gains (losses), net						7,482
Interest income (expense), net						(48,960)
Restructuring expenses (refer (a) below and Note 28)						(26,547)
Income tax expense						(92,201)
Net income						308,276
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
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others*	Total
Revenues, net	1,016,786	1,509,534	1,479,153	4,005,473	16,738	4,022,211
Adjusted income from operations	126,972	250,765	272,754	650,491	12,189	662,680
Stock-based compensation						(81,968)
Amortization and impairment of acquired intangible assets (other than included above)						(57,641)
Acquisition-related expenses						(1,177)
Foreign exchange gains (losses), net						12,669
Interest income (expense), net						(51,434)
Income tax expense						(113,681)
Net income						369,448
*Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowances for credit losses, and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues from a single customer in the Company’s HMS segment comprised 14.0%, 12.0% and 9.4% of the Company’s consolidated total net revenues in 2019, 2020 and 2021, respectively.
Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2019	2020	2021
India	$1,890,897	$1,851,347	$2,022,123
Asia, other than India	356,726	461,839	536,595
North and Latin America	863,748	1,007,635	1,011,759
Europe	409,172	388,556	451,734
Total net revenues	$3,520,543	$3,709,377	$4,022,211
Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2020	2021
India	$157,129	$142,237
Asia, other than India	16,790	16,315
North and Latin America	44,934	36,973
Europe	12,269	19,564
Total	$231,122	$215,089
25. Net revenues
Disaggregation of revenue
In the following tables, the Company’s revenue is disaggregated by customer classification.

	Year ended December 31,
	2019	2020	2021
Global Clients	$3,042,452	$3,250,527	$3,646,007
GE	478,091	458,850	376,204
Total net revenues	$3,520,543	$3,709,377	$4,022,211
All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 24 for details on net revenues attributable to each of the Company’s segments.
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the years ended December 31, 2020 and 2021 to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the year ended December 31, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the year ended December 31, 2021. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
Contract balances
Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. See Note 5 for details on the Company’s accounts receivable and allowance for credit losses and Note 11 for deferred billings.
The following table provides details of the Company’s contract balances:

	As of December 31,
	2020	2021
Contract assets (Note a)	$15,805	$13,741
Contract liabilities (Note b)
Deferred transition revenue	$130,804	$155,077
Advance from customers	$92,673	$85,747

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

Contract liabilities include that portion of revenue for which payments have been received in advance from customers. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities is also included as part of contract liabilities. The contract liabilities are included within “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled pursuant to the contract with the customer.

Changes in the Company’s contract asset and liability balances during the years ended December 31, 2020 and 2021 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the year ended December 31, 2020 and 2021 that was included in the contract liabilities balance at the beginning of the period was $102,893 and $141,774, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2021:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$240,824	$160,606	$64,184	$13,924	$2,110

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
The following table provides details of the Company’s contract cost assets:

	As of December 31, 2020		As of December 31, 2021
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$35,366	$170,132	$33,390	$192,507
Closing balance	33,390	192,507	32,296	206,498
Amortization	19,960	68,770	22,227	79,779

26. Other income (expense), net

	Year ended December 31,
	2019	2020	2021
Government incentives	$3,976	$—	$—
Other income (expense)	1,810	3,238	12,895
Other Income (expense), net	$5,786	$3,238	$12,895

27. Commitments and contingencies
Capital commitments
As of December 31, 2020 and 2021, the Company has committed to spend $5,128 and $13,317, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $10,156 and $7,865 as of December 31, 2020 and 2021, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
27. Commitments and contingencies (Continued)
The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain states. In total, refunds of $25,069 have been denied or challenged by the ITA and additional refunds may be denied. The Company is pursuing appeals before relevant appellate authorities.
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
The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. The Government of India has recently issued an administrative circular which supports the Company’s position, and the Company believes that the appellate authorities will reverse the previous orders denying refunds owed to the Company. Accordingly, no reserve has been provided as of December 31, 2021.
An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $110,142 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments raised by the Company in appeal and the assessment order has been cancelled. Taxes paid under protest have been refunded along with interest to the Company. The Indian tax authorities may appeal the order of the Tribunal before higher court. Based on its evaluation of the facts underlying the transaction and legal advice received, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of December 31, 2021.
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

28. Restructuring
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
The Company also recorded a severance charge of $15,395 in personnel expense as a result of a focused reduction in its workforce, which has been subsequently settled. No further restructuring costs have been incurred related to this restructuring plan since the third quarter of 2020.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
29. Subsequent Events
Share Repurchase
Pursuant to its share repurchase program, the Company repurchased 1,444,014 of its common shares on the open market between January 1, 2022 and February 24, 2022 at a weighted average price of $47.09 per share for an aggregate cash amount of $68,000.

Dividend

In February 2022, the Company announced that its Board of Directors approved a 16% increase in its quarterly cash dividend, representing a planned annual dividend of $0.50 per common share, increased from $0.43 per common share in 2021. The Board of Directors also declared a dividend for the first quarter of 2022 of $0.125 per common share, which will be paid on March 23, 2022 to shareholders of record as of the close of business on March 10, 2022. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.