Form 10-Q
period 2022-03-31
Genpact LTD
filed 2022-05-10
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2022
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
Yes ☐ No ☒
As of May 5, 2022, there were 185,148,923 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2021	As of March 31, 2022
Assets
Current assets
Cash and cash equivalents		$899,458	$861,760
Accounts receivable, net of allowance for credit losses of $24,329 and $21,938 as of December 31, 2021 and March 31, 2022, respectively	4	887,742	971,361
Prepaid expenses and other current assets	7	134,441	151,613
Total current assets		$1,921,641	$1,984,734

Property, plant and equipment, net	8	215,089	202,707
Operating lease right-of-use assets		270,603	253,568
Deferred tax assets	22	106,322	99,079
Intangible assets, net	9	169,635	154,149
Goodwill	9	1,731,027	1,722,012
Contract cost assets	19	238,794	234,772
Other assets, net of allowance for credit losses of $3,711 and $3,272 as of December 31, 2021 and March 31, 2022, respectively		322,158	320,250
Total assets		$4,975,269	$4,971,271

Liabilities and equity
Current liabilities
Short-term borrowings	10	$—	$250,000
Current portion of long-term debt	11	383,433	383,569
Accounts payable		24,984	21,098
Income taxes payable	22	47,353	53,212
Accrued expenses and other current liabilities	12	791,440	615,918
Operating leases liability		61,591	59,497
Total current liabilities		$1,308,801	$1,383,294

Long-term debt, less current portion	11	1,272,476	1,264,372
Operating leases liability		247,707	229,776
Deferred tax liabilities	22	3,942	3,613
Other liabilities	13	245,210	242,822
Total liabilities		$3,078,136	$3,123,877

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 185,336,357 and 185,072,415 issued and outstanding as of December 31, 2021 and March 31, 2022, respectively		1,847	1,845
Additional paid-in capital		1,717,165	1,693,854
Retained earnings		732,474	729,503
Accumulated other comprehensive income (loss)		(554,353)	(577,808)
Total equity		$1,897,133	$1,847,394
Commitments and contingencies	23
Total liabilities and equity		$4,975,269	$4,971,271

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2021	2022
Net revenues	19	$946,071	$1,068,443
Cost of revenue		600,928	685,962
Gross profit		$345,143	$382,481
Operating expenses:
Selling, general and administrative expenses		200,732	237,296
Amortization of acquired intangible assets	9	16,176	11,306
Other operating (income) expense, net	20	353	3
Income from operations		$127,882	$133,876
Foreign exchange gains (losses), net		3,293	4,303
Interest income (expense), net	21	(12,342)	(12,088)
Other income (expense), net		1,392	(409)
Income before income tax expense		$120,225	$125,682
Income tax expense	22	28,952	29,503
Net income		$91,273	$96,179
Earnings per common share	17
Basic		$0.48	$0.52
Diluted		$0.47	$0.51
Weighted average number of common shares used in computing earnings per common share	17
Basic		188,650,112	185,637,776
Diluted		193,213,258	189,558,404

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2021	2022
Net income (loss)	$91,273	$96,179
Other comprehensive income:
Currency translation adjustments	(18,644)	(27,429)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	2,081	2,873
Retirement benefits, net of taxes	584	1,101
Other comprehensive income (loss)	(15,979)	(23,455)
Comprehensive income (loss)	$75,294	$72,724

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 15)	158,000	2	3,785	—	—	3,787
Issuance of common shares under the employee stock purchase plan (Note 15)	77,165	1	2,808	—	—	2,809
Net settlement on vesting of restricted share units (Note 15)	91,039	1	(1,303)	—	—	(1,302)
Net settlement on vesting of performance units (Note 15)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 16)	(3,297,966)	(33)	—	(134,119)	—	(134,152)
Expenses related to stock purchase (Note 16)	—	—	—	(66)	—	(66)
Stock-based compensation expense (Note 15)	—	—	17,430	—	—	17,430
Comprehensive income (loss):
Net income (loss)	—	—	—	91,273	—	91,273
Other comprehensive income (loss)	—	—	—	—	(15,979)	(15,979)
Dividend ($0.1075 per common share, Note 16)	—	—	—	(20,115)	—	(20,115)
Balance as of March 31, 2021	187,176,339	$1,867	$1,630,445	$678,631	$(561,319)	$1,749,624

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 15)	—	—	—	—	—	—
Issuance of common shares under the employee stock purchase plan (Note 15)	87,646	1	3,299	—	—	3,300
Net settlement on vesting of restricted share units (Note 15)	54,942	1	(1)	—	—	—
Net settlement on vesting of performance units (Note 15)	1,224,003	12	(41,859)	—	—	(41,847)
Stock repurchased and retired (Note 16)	(1,630,533)	(16)	—	(75,983)	—	(75,999)
Expenses related to stock purchase (Note 16)	—	—	—	(33)	—	(33)
Stock-based compensation expense (Note 15)	—	—	15,250	—	—	15,250
Comprehensive income (loss):
Net income (loss)	—	—	—	96,179	—	96,179
Other comprehensive income (loss)	—	—	—	—	(23,455)	(23,455)
Dividend ($0.1250 per common share, Note 16)	—	—	—	(23,134)	—	(23,134)
Balance as of March 31, 2022	185,072,415	$1,845	$1,693,854	$729,503	$(577,808)	$1,847,394

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2021	2022
Operating activities
Net income	$91,273	$96,179
Adjustments to reconcile net income to net cash (used for)/ provided by operating activities:
Depreciation and amortization	28,953	24,847
Amortization of debt issuance costs	557	690
Amortization of acquired intangible assets	16,176	11,306
Write-down of intangible assets and property, plant and equipment	836	—
Allowance for credit losses	727	(463)
Unrealized gain on revaluation of foreign currency asset/liability	(3,127)	(4,599)
Stock-based compensation expense	17,430	15,250
Deferred tax expense	31	4,914
Others, net	201	19
Change in operating assets and liabilities:
Increase in accounts receivable	(6,385)	(83,548)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	14,526	(4,120)
Increase (decrease) in accounts payable	7,700	(2,010)
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(106,727)	(179,186)
Increase in income taxes payable	14,985	6,440
Net cash (used for)/ provided by operating activities	$77,156	$(114,281)
Investing activities
Purchase of property, plant and equipment	(12,010)	(16,744)
Payment for internally generated intangible assets (including intangibles under development)	(1,897)	(1,065)
Proceeds from sale of property, plant and equipment	681	43
Payment for business acquisitions, net of cash acquired	(5,309)	—
Net cash (used for) investing activities	$(18,535)	$(17,766)
Financing activities
Repayment of finance lease obligations	(3,037)	(2,292)
Payment of debt issuance costs	(1,893)	—
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(8,500)	(8,500)
Proceeds from short-term borrowings	—	250,000
Repayment of short-term borrowings	(250,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	6,596	3,300
Payment for net settlement of stock-based awards	(28,721)	(41,889)
Dividend paid	(20,115)	(23,134)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(134,218)	(76,032)
Net cash (used for)/ provided by financing activities	$(89,888)	$101,453
Effect of exchange rate changes	(5,171)	(7,104)
Net decrease in cash and cash equivalents	(31,267)	(30,594)
Cash and cash equivalents at the beginning of the period	680,440	899,458
Cash and cash equivalents at the end of the period	$644,002	$861,760
Supplementary information
Cash paid during the period for interest	$4,086	$1,893
Cash paid during the period for income taxes, net of refund	$21,988	$28,580
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 115,300 employees serving clients in key industry verticals from more than 30 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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
(Unaudited)
(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 8% and 9% of the Company’s receivables as of December 31, 2021 and March 31, 2022, respectively. GE accounted for 10% and 9% of the Company’s revenues for the three months ended March 31, 2021 and 2022, respectively.

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

The following recently released accounting standard has not yet been adopted by the Company:

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

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,722. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 as of March 31, 2022. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition furthers the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

In connection with this acquisition, the Company recorded $16,200 in customer-related intangibles and $2,400 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $44,346 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Banking, Capital Markets and Insurance ("BCMI") segment in the amount of $4,179, to the Consumer Goods, Retail, Life Sciences and Healthcare ("CGRLH") segment in the amount of $7,053 and to the High Tech, Manufacturing and Services ("HMS") segment in the amount of $33,114.

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

(b) Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of March 31, 2022. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

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

Acquisition-related costs of $1,590 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $32,879, assumed certain liabilities amounting to $17,232 and recognized a net deferred tax liability of $14,343. The agreement with the sellers provides a full indemnity to the Company for all pre-closing income and non-income tax liabilities up to a maximum of the purchase consideration, including interest and penalties thereon. The Company would not be financially or materially affected by any liabilities that may arise from such exposures.

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

(c) SomethingDigital.Com LLC

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378. The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253. No portion of the purchase consideration is outstanding as of March 31, 2022.

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

(d) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470, resulting in a payable of $22,199. $5,406 of the total purchase consideration remains payable as of March 31, 2022. This acquisition expanded the Company’s capabilities in improving customer experience.

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

The amount of deferred earn-out consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of November 12, 2019. See Note 5, “Fair value measurements,” for additional details.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2021	Three months ended March 31, 2022
Opening balance as of January 1	$27,707	$24,329
Additions due to acquisitions	—	—
Additions charged/reversal released to cost and expense	910	(24)
Deductions/effect of exchange rate fluctuations	(4,288)	(2,367)
Closing balance	$24,329	$21,938

Accounts receivable were $912,071 and $993,299, and allowances for credit losses were $24,329 and $21,938, resulting in net accounts receivable balances of $887,742 and $971,361 as of December 31, 2021 and March 31, 2022, respectively.

In addition, deferred billings were $48,071 and $48,613 and allowances for credit losses on deferred billings were $3,711 and $3,272, resulting in net deferred billings balances of $44,360 and $45,341 as of December 31, 2021 and March 31, 2022, respectively.

During the three months ended March 31, 2021 and 2022 the Company recorded a release of $541 and $439, respectively, to cost and expense on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company's consolidated balance sheet as of December 31, 2021 and March 31, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2021 and March 31, 2022:

	As of December 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$34,070	$—	$34,070	$—
Deferred compensation plan assets (Note a, e)	38,584	—	—	38,584
Total	$72,654	$—	$34,070	$38,584
Liabilities
Earn-out consideration (Note b, d)	$5,406	$—	$—	$5,406
Derivative instruments (Note b, c)	15,254	—	15,254	—
Deferred compensation plan liability (Note b, f)	38,007	—	—	38,007
Total	$58,667	$—	$15,254	$43,413

	As of March 31, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$31,857	$—	$31,857	$—
Deferred compensation plan assets (Note a, e)	43,320	—	—	43,320
Total	$75,177	$—	$31,857	$43,320
Liabilities
Earn-out consideration (Note b, d)	$5,406	$—	$—	$5,406
Derivative instruments (Note b, c)	13,189	—	13,189	—
Deferred compensation plan liability (Note b, f)	42,554	—	—	42,554
Total	$61,149	$—	$13,189	$47,960

(a)Derivative assets are included in “prepaid expenses and other current assets” and “other assets.” Deferred compensation plan assets are included in “other assets” in the consolidated balance sheets.

(b)Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,
	2021	2022
Opening balance	$8,272	$5,406
Closing balance	$8,272	$5,406

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,
	2021	2022
Opening balance	$26,832	$38,584
Additions (net of redemption)	5,014	7,088
Change in fair value of deferred compensation plan assets (Note a)	861	(2,352)
Closing balance	$32,707	$43,320

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,
	2021	2022
Opening balance	$26,390	$38,007
Additions (net of redemption)	5,014	6,913
Change in fair value of deferred compensation plan liabilities (Note a)	803	(2,366)
Closing balance	$32,207	$42,554

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,348,600	$1,498,700	$26,247	$17,014
United States Dollars (sell) Mexican Peso (buy)	23,750	20,500	140	1,022
United States Dollars (sell) Philippines Peso (buy)	75,600	73,200	(2,215)	(2,744)
Euro (sell) United States Dollars (buy)	120,994	123,884	2,634	3,368
Singapore Dollars (buy) United States Dollars (sell)	3,655	3,655	65	48
Euro (sell) Romanian Leu (buy)	47,506	45,214	(233)	(79)
Japanese Yen (sell) Chinese Renminbi (buy)	10,440	7,400	202	656
United States Dollars (sell) Chinese Renminbi (buy)	45,000	33,750	120	492
Pound Sterling (sell) United States Dollars (buy)	49,031	40,738	545	1,285
United States Dollars (sell) Hungarian Font (buy)	39,000	33,500	(2,174)	(1,484)
Hungarian Font (Sell) Euro (buy)	2,828	2,791	(17)	67
Australian Dollars (sell) Indian Rupees (buy)	97,053	87,736	1,234	(1,969)
Interest rate swaps (floating to fixed)	460,135	453,163	(7,732)	992
			$18,816	$18,668

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022
Assets
Prepaid expenses and other current assets	$16,064	$17,022	$3,130	$867
Other assets	$14,876	$13,968	$—	$—

Liabilities
Accrued expenses and other current liabilities	$11,408	$9,105	$1,090	$2,606
Other liabilities	$2,756	$1,478	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2022 was $652.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2021			2022
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064
Net gains (losses) reclassified into statement of income on completion of hedged transactions	2,074	(466)	1,608	648	(151)	497
Changes in fair value of effective portion of outstanding derivatives, net	4,922	(1,233)	3,689	4,239	(869)	3,370
Gain (loss) on cash flow hedging derivatives, net	2,848	(767)	2,081	3,591	(718)	2,873
Closing balance	$(8,073)	$1,094	$(6,979)	$21,059	$(4,122)	$16,937

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2021	2022		2021	2022
Forward foreign exchange contracts	$3,083	$(2,592)	Revenue	$(145)	$296
Interest rate swaps	1,023	6,831	Cost of revenue	3,312	1,654
Treasury rate lock	816	—	Selling, general and administrative expenses	901	551
			Interest expense	(1,994)	(1,853)
	$4,922	$4,239		$2,074	$648

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2021 and 2022, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2021	2022
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$1,611	$(3,522)
		$1,611	$(3,522)

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2021	As of March 31, 2022
Advance income and non-income taxes	$28,075	$43,065
Contract asset (Note 19)	8,506	10,396
Prepaid expenses	38,528	45,713
Derivative instruments	19,194	17,889
Employee advances	2,797	3,060
Deposits	5,839	4,910
Advances to suppliers	804	717
Others	30,698	25,863
	$134,441	$151,613

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2021	As of March 31, 2022
Property, plant and equipment, gross	$818,452	$812,103
Less: Accumulated depreciation and amortization	(603,363)	(609,396)
Property, plant and equipment, net	$215,089	$202,707

Depreciation expense on property, plant and equipment for the three months ended March 31, 2021 and 2022 was $17,128 and $14,530, respectively. Computer software amortization for the three months ended March 31, 2021 and 2022 was $1,460 and $1,317, respectively. The Company recorded a write-down to certain property, plant and equipment during the three months ended March 31, 2021, as described in Note 9.

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2021 and three months ended March 31, 2022:

	For the year ended December 31, 2021	For the three months ended March 31, 2022
Opening balance	1,695,688	1,731,027
Goodwill relating to acquisitions consummated during the period	44,216	—
Impact of measurement period adjustments	1,205	130
Effect of exchange rate fluctuations	(10,082)	(9,145)
Closing balance	1,731,027	1,722,012

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2021:

	BCMI	CGRLH	HMS	Total
Opening balance	420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	4,167	7,032	33,017	44,216
Impact of measurement period adjustments	35	309	861	1,205
Effect of exchange rate fluctuations	(3,117)	(3,795)	(3,170)	(10,082)
Closing balance	421,257	611,120	698,650	1,731,027

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2022:

	BCMI	CGRLH	HMS	Total
Opening balance	421,257	611,120	698,650	1,731,027
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	12	21	97	130
Effect of exchange rate fluctuations	(2,923)	(3,443)	(2,779)	(9,145)
Closing balance	418,346	607,698	695,968	1,722,012

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes was $326,795 and $319,698 as of December 31, 2021 and March 31, 2022, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2021			As of March 31, 2022
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$489,974	$394,688	$95,286	$487,978	$401,194	$86,784
Marketing-related intangible assets	98,870	76,663	22,207	98,677	78,361	20,316
Technology-related intangible assets	171,772	119,630	52,142	172,749	125,700	47,049
	$760,616	$590,981	$169,635	$759,404	$605,255	$154,149

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2021 and 2022 were $16,176 and $11,306, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2021 and 2022 were $6,044 and $5,276, respectively.

During the three months ended March 31, 2021 and 2022, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decisions to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $837 and $0 for the three months ended March 31, 2021 and 2022, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below represents the impairment charge recorded for various categories of assets during the three months ended March 31, 2021 and March 31, 2022:

	Three months ended March 31,
	2021	2022
Technology related intangibles	$205	$—
Total intangibles	$205	$—
Property, plant and equipment	$632	$—
Total property, plant and equipment	$632	$—
Grand total	$837	$—

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and March 31, 2022, the limits available were $24,727 and $24,320, respectively, of which $5,848 and $5,795, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2021 and March 31, 2022. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2021 and March 31, 2022. As of December 31, 2021 and March 31, 2022, a total of $2,017 and $252,017, respectively, was utilized, of which $0 and $250,000, respectively, constituted funded drawdown and $2,017 and $2,017, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2021 and March 31, 2022, the Company was in compliance with the financial covenants of the credit agreement.

11. Long-term debt

Borrowings under the Company's credit facility, which was amended in August 2018, bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the amended credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended March 31, 2022, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2021 and March 31, 2022, the amount outstanding under the term loan under the amended credit agreement, net of debt amortization expense of $687 and $577, was $560,313 and $551,923, respectively. As of December 31, 2021 and March 31, 2022, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum.

Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of March 31, 2022 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of March 31, 2022, net of debt amortization expense, is as follows:

Year ended	Amount
2022	33,571
2023	518,352
Total	$551,923

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the respective notes as an additional interest expense. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $131 and $1, respectively, was $349,869 and $349,999, respectively, which was payable on April 1, 2022. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,702 and $1,558, was $398,298 and $398,442, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2017 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,571 and $2,423, respectively, was $347,249 and $347,577, respectively, which is payable on April 10, 2026.

The Company pays interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2022, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2021	As of March 31, 2022
Credit facility, net of amortization expenses	$560,313	$551,923
3.70% 2017 Senior Notes, net of debt amortization expenses	349,869	349,999
3.375% 2019 Senior Notes, net of debt amortization expenses	398,298	398,442
1.750% 2021 Senior Notes, net of debt amortization expenses	347,429	347,577
Total	$1,655,909	$1,647,941
Current portion	383,433	383,569
Non-current portion	1,272,476	1,264,372
Total	$1,655,909	$1,647,941

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2021	As of March 31, 2022
Accrued expenses	$162,054	$127,481
Accrued employee cost	307,777	140,838
Earn-out consideration	2,501	2,501
Statutory liabilities	67,948	84,787
Retirement benefits	1,746	2,145
Compensated absences	26,596	28,162
Derivative instruments	12,498	11,711
Contract liabilities (Note 19)	160,602	160,735
Finance leases liability	18,549	18,371
Other liabilities	31,169	39,187
	$791,440	$615,918

13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2021	As of March 31, 2022
Accrued employee cost	$15,790	$16,062
Earn-out consideration	2,905	2,905
Retirement benefits	11,993	11,565
Compensated absences	52,023	54,119
Derivative instruments	2,756	1,478
Contract liabilities (Note 19)	80,222	74,410
Finance leases liability	16,297	14,560
Others	63,224	67,723
	$245,210	$242,822

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Employee benefit plans (Continued)

Net defined benefit plan costs for the three months ended March 31, 2021 and 2022 include the following components:

	Three months ended March 31,
	2021	2022
Service costs	$3,581	$3,683
Interest costs	1,394	1,478
Amortization of actuarial loss	593	339
Expected return on plan assets	(1,584)	(1,536)
Net defined benefit plan costs	$3,984	$3,964

Defined contribution plans
During the three months ended March 31, 2021 and 2022, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2021	2022
India	$8,604	$10,740
U.S.	5,424	6,415
U.K.	4,006	6,137
China	6,068	6,793
Other regions	3,487	4,775
Total	$27,589	$34,860

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

 The liability for the deferred compensation plan was $38,007 and $42,554 as of December 31, 2021 and March 31, 2022, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $38,584 and $43,320 as of December 31, 2021 and March 31, 2022, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2021 and 2022, the change in the fair value of Plan assets was $861 and $(2,352), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $803 and $(2,366), respectively, which is included in “selling, general and administrative expenses.”

15. Stock-based compensation
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
Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2021 and March 31, 2022 were $17,084 and $14,759, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2021 and March 31, 2022. The Company granted options covering 771,196 common shares in the three months ended March 31, 2021.

	Three months ended March 31, 2021			Three months ended March 31, 2022
Dividend yield	0.97%	—	1.08%	0.96%
Expected life (in months)	84			84
Risk-free rate of interest	1.21%	—	1.37%	1.71%
Volatility	26.05%	—	26.07%	26.29%

A summary of stock option activity during the three months ended March 31, 2022 is set out below:

	Three Months Ended March 31, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2022	8,483,991	32.47	6.0	101,337
Vested as of March 31, 2022 and expected to vest thereafter (Note a)	7,835,943	31.57	6.0	99,487
Vested and exercisable as of March 31, 2022	3,876,735	24.79	3.8	72,557
Weighted average grant date fair value of grants during the period	14.19

(a)Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2022, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $26,621, which will be recognized over the weighted average remaining requisite vesting period of 3.3 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2022 is set out below:

	Three Months Ended March 31, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	42.29
Granted	125,786	47.70
Vested	—	—
Forfeited	(2,601)	41.95
Outstanding as of March 31, 2022	882,692	43.06
Expected to vest (Note a)	761,720

(a)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

49,513 RSUs vested in the year ended December 31, 2020, in respect of which 49,446 shares were issued during the three months ended March 31, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.

7,863 RSUs vested in the year ended December 31, 2021, in respect of which 5,496 shares were issued during the three months ended March 31, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
As of March 31, 2022, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $19,723, which will be recognized over the weighted average remaining requisite vesting period of 2.5 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

A summary of PU activity during the three months ended March 31, 2022 is set out below:

	Three months ended March 31, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	39.40	4,583,155
Granted	1,544,311	44.51	3,088,622
Vested (Note a)	(2,026,900)	34.66	(2,026,900)
Forfeited	(33,962)	43.68	(33,962)
Adjustment upon final determination of level of performance goal achievement (Note b)	28,325	44.01	28,325
Outstanding as of March 31, 2022	4,094,929	43.67	5,639,240
Expected to vest (Note c)	3,013,544

(a)2,026,900 PUs that vested during the period were net settled upon vesting by issuing 1,224,003 shares (net of minimum statutory tax withholding).
(b)Represents an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
(c)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2022, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $82,467, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

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

During the three months ended March 31, 2021 and 2022, 77,165 and 87,646 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2021 and 2022 was $346 and $491, respectively, and has been allocated to cost of revenue and selling, general and administrative expense.

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

During the three months ended March 31, 2021 and 2022, the Company repurchased 3,297,966 and 1,630,533 of its common shares, respectively, on the open market at a weighted average price of $40.68 and $46.61 per share, respectively, for an aggregate cash amount of $134,152 and $75,999, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2021 and 2022, retained earnings were reduced by the direct costs related to share repurchases of $66 and $33, respectively.

$262,911 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2022. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.
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
On February 10, 2022, the Company announced that its Board had approved a 16% increase in its quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of the Company’s common shares. On March 23, 2022, the Company paid a dividend of $0.125 per share, amounting to $23,134 in the aggregate, to shareholders of record as of March 10, 2022.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,575,294 and 2,738,799 for the three months ended March 31, 2021 and 2022, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

17. Earnings per share (Continued)

	Three months ended March 31,
	2021	2022
Net income	$91,273	$96,179
Weighted average number of common shares used in computing basic earnings per common share	188,650,112	185,637,776
Dilutive effect of stock-based awards	4,563,146	3,920,628
Weighted average number of common shares used in computing dilutive earnings per common share	193,213,258	189,558,404
Earnings per common share
Basic	$0.48	$0.52
Diluted	$0.47	$0.51

18. Segment reporting
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
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate stock based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), acquisition related expenses, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

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
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2022 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others*	Total
Revenues, net	276,161	404,180	394,947	1,075,288	(6,845)	1,068,443
Adjusted income from operations	25,084	53,306	68,142	146,532	13,487	160,019
Stock-based compensation						(15,250)
Amortization and impairment of acquired intangible assets (other than included above)						(11,302)
Foreign exchange gains (losses), net						4,303
Interest income (expense), net						(12,088)
Income tax expense						(29,503)
Net income						96,179

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended March 31,
	2021	2022
Global Clients	$853,057	$973,291
GE	93,014	95,152
Total net revenues	$946,071	$1,068,443
All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 18 for details on net revenues attributable to each of the Company’s segments.
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three months ended March 31, 2021 and 2022, respectively, to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three months ended March 31, 2021 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the three months ended March 31, 2022.
Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.
Contract balances
Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. Refer to Note 4 for details on the Company’s accounts receivable and allowance for credit losses.
The following table shows the details of the Company’s contract balances:

	As of December 31, 2021	As of March 31, 2022
Contract assets (Note a)	$13,741	$16,052
Contract liabilities (Note b)
Deferred transition revenue	$155,077	$153,198
Advance from customers	$85,747	$81,947

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

Changes in the Company’s contract asset and liability balances during the three months ended March 31, 2021 and 2022 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended March 31, 2021 and 2022 that was included in the Company's contract liabilities balance at the beginning of the period was $58,892 and $46,625, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2022:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$235,145	$160,739	$59,605	$13,073	$1,728

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31,
	2021		2022
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$33,390	$192,507	$32,296	$206,498
Closing balance	30,813	202,191	30,833	203,939
Amortization	4,796	17,145	6,340	20,538

20. Other operating (income) expense, net

	Three months ended March 31,
	2021	2022
Write-down of intangible assets and property, plant and equipment	$837	$—
Other operating income	(484)	3
Other operating (income) expense, net	$353	$3

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Interest income (expense), net

	Three months ended March 31,
	2021	2022
Interest income	$1,171	$1,918
Interest expense	(13,513)	(14,006)
Interest income (expense), net	$(12,342)	$(12,088)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the three months ended March 31, 2022:

Three months ended March 31, 2022
Opening balance at January 1	$25,651
Decrease related to prior year tax positions	(1,717)
Effect of exchange rate changes	(257)
Closing balance at March 31	$23,677

As of December 31, 2021 and March 31, 2022, the Company had unrecognized tax benefits amounting to 25,651 and $23,677, respectively, which, if recognized, would impact the Company’s effective tax rate.

As of December 31, 2021 and March 31, 2022, the Company had accrued $2,842 and $2,888, respectively, in interest and $628 and $624, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2021 and the three months ended March 31, 2022, the Company recognized approximately $(13,851) and $96, respectively, in interest related to income taxes.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2021 and March 31, 2022, the Company has committed to spend $13,317 and $12,734, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $7,865 and $7,812 as of December 31, 2021 and March 31, 2022, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

(a) In February 2019, there was a judicial pronouncement in India with respect to defined contribution benefit payments interpreting certain statutory defined contribution obligations of employees and employers. It is not currently clear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice the Company has obtained on the matter, it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company plans to obtain further clarity and will evaluate the amount of a potential provision, if any.

(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $27,884 have been denied or challenged by the ITA and additional refunds may be denied. The Company is pursuing appeals of the denied refunds before relevant appellate authorities. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. The Government of India has recently issued an administrative circular which supports the Company’s position, and the Company believes that the appellate authorities will reverse the previous orders denying refunds owed to the Company. Accordingly, no reserve has been provided as of March 31, 2022.

(c) An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $108,282 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments raised by the Company on appeal and the assessment order has been cancelled. Taxes paid under protest have been refunded along with interest to the Company. The Indian tax authorities may appeal the order of the Tribunal before a higher court. Based on its evaluation of the facts underlying the transaction and legal advice received on the matter, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of March 31, 2022.

(d) In September 2020, the Indian Parliament approved the Code on Social Security, 2020 (the “Code”), which will impact the Company’s contributions to its defined contribution and defined benefit plans for employees based in India. The date the changes will take effect is not yet known and the rules for quantifying the financial impact have not yet been published. The Company will evaluate the impact of the Code on the Company in its financial statements for the period in which the Code becomes effective and the related rules are published.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of risks of which we are aware in relation to the COVID-19 pandemic, see “Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic" under Part I, Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. Many of the risks, uncertainties and other factors identified below have been, and may continue to be, amplified by the COVID-19 pandemic.
    Forward-looking statements we may make include, but are not limited to, statements relating to:
•our ability to retain existing clients and contracts;
•our ability to win new clients and engagements;
•our rate of employee attrition;
•the expected value of the statements of work under our master service agreements;
•our beliefs about future trends in our market;
•political, economic or business conditions in countries where we have operations or where our clients operate, including the withdrawal of the United Kingdom, or the U.K., from the European Union, or the EU, commonly known as Brexit, and uncertainty about the future relationship between the U.K. and the EU, and heightened economic and political uncertainty within and among other EU member states;
•expected spending on business process outsourcing, information technology and digital transformation services by clients;
•foreign currency exchange rates;
•our ability to convert bookings to revenue;
•our effective tax rate; and
•competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:
•the invasion of Ukraine by Russia and the related sanctions and other measures being implemented or imposed in response thereto, or any potential expansion or escalation of the conflict or its economic disruption beyond its current scope;
•wage increases in countries where we have operations;
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
•our ability to attract and retain clients and to develop and maintain client relationships on attractive terms;
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
•legislation in the United States or elsewhere that adversely affects demand for business process outsourcing, information technology and digital transformation services offshore;
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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to impact the global economy and the markets in which we operate. In the three months ended March 31, 2022, the pandemic had a modest negative impact on our results and may continue to have an impact on us in future periods. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition, and results of operations.
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
Governments continue to ease COVID-19 restrictions in many places, which in some cases has contributed to a resurgence of COVID-19 cases and the spread of COVID-19 variants and subvariants. The availability of vaccines (and vaccine boosters) continues to increase around the world, albeit with slower than anticipated rollouts and challenges in certain countries.
Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic, including business continuity planning, monitoring our revenue and profitability, developing transformation service offerings to address new and developing client needs, and evaluating and adapting our human resource policies.
As the COVID-19 pandemic evolves, we will continue to assess its impact on the Company and respond accordingly. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; future variants or subvariants of the COVID-19 virus and the severity of such variants or subvariants; rates of vaccination and the availability and effectiveness of vaccines, including booster shots, and treatments for COVID-19 globally; the macroeconomic impact of the spread of the virus; and related government stimulus measures. We are currently unable to predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activities. In addition, some of our expenses are less variable in nature and do not closely correlate with revenues, which may lead to a decrease in our profitability.

Impact of Russia’s Military Action in Ukraine on our Business
In February 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruptions in the region. In response to this action taken by Russia, the United States, the United Kingdom and the European Union governments, among others, have imposed various sanctions and export-control measures, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s import of goods. In the event these geopolitical tensions fail to improve or deteriorate, additional governmental sanctions and measures may be enacted.
It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions. The invasion and retaliatory actions taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, have in certain cases caused and are likely to continue to cause supply chain disruption and inflation, regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While we do not have any operations in Russia or Ukraine, it is difficult to anticipate the impact of any of the foregoing on our business, and the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations. To date, we do not believe Russia’s military action in Ukraine and governmental actions in response thereto have had a material impact on our business, financial position or operations. We continue to monitor the situation closely.
For additional information about the risks we face in relation to the COVID-19 pandemic and Russia's invasion of Ukraine, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 115,300 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2022, we recorded net revenues of $1,068.4 million, of which $973.3 million, or 91.1%, was from clients other than GE, which we refer to as Global Clients, with the remaining $95.2 million, or 8.9%, from GE.
Certain Acquisitions

On December 31, 2021, we acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66.7 million. This amount represents cash consideration of $64.4 million, net of cash acquired of $2.3 million. This acquisition furthers our strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo’s expertise with Adobe Experience Manager and other Adobe applications complements our existing end-to-end client solution that seamlessly integrates digital content, e-commerce, data analytics, and marketing operations. Goodwill arising from the acquisition amounting to $44.3 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance ("BCMI") in the amount of $4.2 million, Consumer Goods, Retail, Life Sciences and Healthcare ("CGRLH") in the amount of $7.1 million and High Tech, Manufacturing and Services ("HMS") in the amount of $33.1 million, using a relative fair value allocation method. Goodwill arising from this acquisition is deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.8 million. This amount represents cash consideration of $137.2 million, net of cash acquired of $11.6 million. This acquisition increased the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $87.9 million has been allocated among our three reporting units as follows: BCMI in the amount of $2.6 million, CGRLH in the amount of $22.5 million and HMS in the amount of $62.7 million, using a relative fair value allocation method. Goodwill arising from this acquisition is not deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supported our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expanded our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based-ecommerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated among two of our reporting units as follows: CGRLH in the amount of $30.4 million and HMS in the amount of $6.6 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2021. These have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2021 and 2022.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,		Three months ended March 31,
	2021	2022	2022 vs. 2021
	(dollars in millions)
Net revenues—Global Clients	$ 853.1	$ 973.3	14.1%
Net revenues—GE	93.0	95.2	2.3%
Total net revenues	946.1	1,068.4	12.9%
Cost of revenue	600.9	686.0	14.2%
Gross profit	345.1	382.5	10.8%
Gross profit margin	36.5%	35.8%
Operating expenses
Selling, general and administrative expenses	200.7	237.3	18.2%
Amortization of acquired intangible assets	16.2	11.3	(30.1)%
Other operating (income) expense, net	0.4	0.0	(99.2)%
Income from operations	127.9	133.9	4.7%
Income from operations as a percentage of net revenues	13.5%	12.5%
Foreign exchange gains (losses), net	3.3	4.3	30.7%
Interest income (expense), net	(12.3)	(12.1)	(2.1)%
Other income (expense), net	1.4	(0.4)	(129.4)%
Income before income tax expense	120.2	125.7	4.5%
Income tax expense	29.0	29.5	1.9%
Net income	$ 91.3	$ 96.2	5.4%
Net income as a percentage of net revenues	9.6%	9.0%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net revenues. Our net revenues were $1,068.4 million in the first quarter of 2022, up 122.4 million, or 12.9%, from $946.1 million in the first quarter of 2021. The growth in our net revenues was driven by better-than-expected performance in both Global Clients and GE.
Adjusted for foreign exchange, primarily the impact of changes in the value of the Australian dollar, euro, U.K. pound sterling and Japanese yen against the U.S. dollar, our net revenues grew 14% in the first quarter of 2022 compared to the first quarter of 2021 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 16.9% to approximately 113,500 in the first quarter of 2022 from approximately 97,100 in the first quarter of 2021.
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Net revenues – Global Clients	$853.1	$973.3	14.1%
Net revenues – GE	$93.0	$95.2	2.3%
Total net revenues	$946.1	$1,068.4	12.9%

Net revenues from Global Clients in the first quarter of 2022 were $973.3 million, up $120.2 million, or 14.1%, from $853.1 million in the first quarter of 2021. This increase was largely driven by continued strong demand for transformation services and service ramp-ups related to recently signed intelligent operations engagements, as well as revenue from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. As a percentage of total net revenues, net revenues from Global Clients increased from 90.2% in the first quarter of 2021 to 91.1% in the first quarter of 2022.
Net revenues from GE in the first quarter of 2022 were $95.2 million, up $2.2 million, or 2.3%, from $93.0 million in the first quarter of 2021, primarily related to short cycle project work in the first quarter of 2022 compared to the first quarter of 2021.
Revenues by segment were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
BCMI	$242.3	$276.2	14.0%
CGRLH	340.0	404.2	18.9%
HMS	356.9	394.9	10.7%
Others	6.8	(6.8)	(200.7)%
Total net revenues	$946.1	$1,068.4	12.9%

Net revenues from our BCMI segment increased by 14.0% in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by an increase in revenues from both our transformation services and intelligent operations engagements in our insurance vertical, and an increase in transformation services revenue in our banking and capital markets vertical. Net revenues from our CGRLH segment increased by 18.9% in the first quarter of 2022 compared to the first quarter of 2021, driven by an increase in both our transformation services and intelligent operations engagements. Net revenues from our HMS segment increased by 10.7% in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by an increase in both our transformation services and intelligent operations engagements for Global Clients, including revenue from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021, as well as an increase in net revenues from GE, primarily related to short-cycle project work in the first quarter of 2022 compared to the first quarter of 2021. Net revenues from "Others" in the table above primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $686.0 million in the first quarter of 2022, up $85.1 million, or 14.2%, from $600.9 million in the first quarter of 2021. The increase in cost of revenue in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to an increase in our operational headcount to support revenue growth, including in the number of onshore personnel related to large deals and transformation services delivery and from our acquisition of Hoodoo Digital, LLC in the fourth quarter of 2021, as well as wage inflation. This increase was partially offset by a decrease in depreciation and amortization, infrastructure and communication expenses in the first quarter of 2022 compared to the first quarter of 2021.

Gross margin. Our gross margin decreased from 36.5% in the first quarter of 2021 to 35.8% in the first quarter of 2022, primarily driven by investments related to deal ramp-ups and to support new deal activity, as well as higher personnel expenses, which were due in part to wage increases during the first quarter of 2022 compared to the first quarter of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues increased from 21.2% in the first quarter of 2021 to 22.2% in the first quarter of 2022. SG&A expenses were $237.3 million in the first quarter of 2022, up $36.6 million, or 18.2%, from the first quarter of 2021. This increase was primarily due to investments to support increased revenues, including staffing, research and development related to cloud-based offerings and other prioritized service lines that were increased in the second half of 2021, higher marketing expenses and facility maintenance expenses, and wage inflation in the first quarter of 2022 compared to the first quarter of 2021. This increased investment activity was partially offset by lower stock-based compensation expense in the first quarter of 2022 compared to the first quarter of 2021.
Amortization of acquired intangibles. Amortization of acquired intangibles was $11.3 million in the first quarter of 2022, down $4.9 million, or 30.1%, from the first quarter of 2021. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by amortization expense related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net. Other operating expense (net of income) was $3 thousand in the first quarter of 2022 compared to $353 thousand in the first quarter of 2021. The decrease in other operating expense was due to an asset impairment charge relating to technology-related intangible assets and certain property, plant and equipment in the first quarter of 2021, while no corresponding charges were recorded in the first quarter of 2022.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.5% in the first quarter of 2021 to 12.5% in the first quarter of 2022. Income from operations increased by $6.0 million from $127.9 million in the first quarter of 2021 to $133.9 million in the first quarter of 2022, primarily driven by higher revenues.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $4.3 million in the first quarter of 2022 compared to $3.3 million in the first quarter of 2021. The gains in the first quarters of 2022 and 2021 were primarily due to the depreciation of the Indian rupee against the U.S. dollar during each period.
Interest income (expense), net.  Our interest expense (net of interest income) was $12.1 million in the first quarter of 2022, down $0.2 million from $12.3 million in the first quarter of 2021, primarily due to a $0.7 million increase in interest income in India, offset by a $0.5 million increase in interest expense. The increase in interest expense was largely due to interest expense related to our $350 million aggregate principal amount of 1.750% senior notes issued in March 2021, partially offset by a lower outstanding balance under our term loan, including a lower drawdown balance on our revolving credit facility in the first quarter of 2022 compared to the first quarter of 2021, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.0% in the first quarter of 2021 to 2.9% in the first quarter of 2022.
Other income (expense), net. Our other expense (net of income) was $0.4 million in the first quarter of 2022 compared to other income (net of expense) of $1.4 million in the first quarter of 2021. The decrease in other income was largely attributable to lower gains on the fair value of assets held in our deferred compensation plan in the first quarter of 2022 compared to the first quarter of 2021.
 Income tax expense. Our income tax expense was $29.5 million in the first quarter of 2022, up from $29.0 million in the first quarter of 2021, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 23.5%, down from 24.1% in the first quarter of 2021. The decrease in our ETR was primarily due to a lower ETR in certain jurisdictions in the first quarter of 2022 compared to the first quarter of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 9.0% in the first quarter of 2022, down from 9.6% in the first quarter of 2021. Net income increased from $91.3 million in the first quarter of 2021 to $96.2 million in the first quarter of 2022.
Adjusted income from operations. Adjusted income from operations (“AOI”) decreased by $2.7 million from $162.7 million in the first quarter of 2021 to $160.0 million in the first quarter of 2022. Our AOI margin decreased from 17.2% in the first quarter of 2021 to 15.0% in the first quarter of 2022 primarily driven by higher sales and marketing expenses, higher investments in research and development related to cloud-based offerings and other prioritized service lines that were increased in the second half of 2021 and higher travel costs in the first quarter of 2022 compared to the first quarter of 2021.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses, (v) interest (income) expense, and (vi) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,
	2021	2022
	(dollars in millions)
Net income	$91.3	$96.2
Foreign exchange (gains) losses, net	(3.3)	(4.3)
Interest (income) expense, net	12.3	12.1
Income tax expense	29.0	29.5
Stock-based compensation	17.4	15.3
Amortization and impairment of acquired intangible assets	16.0	11.3
Adjusted income from operations	$162.7	$160.0

The following table sets forth our AOI by segment for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
BCMI	$32.4	$25.1	(22.5)%
CGRLH	57.8	53.3	(7.8)%
HMS	67.6	68.1	0.8%
Others	4.9	13.5	177.8%

AOI of our BCMI segment decreased to $25.1 million in the first quarter of 2022 from $32.4 million in the first quarter of 2021, primarily due to higher sales and marketing expenses, increased transition costs related to recently signed client engagements and the impact of wage inflation, partially offset by higher revenues from our insurance vertical, led by growth in both our transformation services and intelligent operations engagements. AOI of our CGRLH segment decreased to $53.3 million in the first quarter of 2022 from $57.8 million in the first quarter of 2021, largely due to higher investments to support new deal activity and the impact of wage inflation. AOI of our HMS segment increased to $68.1 million in the first quarter of 2022 from $67.6 million in the first quarter of 2021, primarily driven by higher revenues from transformation services, including revenue from Hoodoo Digital, LLC, which we acquired in the fourth quarter of

2021. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2021 and March 31, 2022 is presented below:

	As of December 31, 2021	As of March 31, 2022	Percentage Change Increase/(Decrease)
	(dollars in millions)		2022 vs. 2021
Cash and cash equivalents	$899.5	$861.8	(4.2)%
Short-term borrowings	—	250.0	NM*
Long-term debt due within one year	383.4	383.6	0.0%
Long-term debt other than the current portion	1,272.5	1,264.4	(0.6)%
Genpact Limited total shareholders’ equity	$1,897.1	$1,847.4	(2.6)%
 *Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021, we paid a dividend of $0.1075 per share, amounting to $20.1 million in the aggregate, to shareholders of record as of March 10, 2021.

On February 10, 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of our common shares. On March 23, 2022, we paid a dividend of $0.125 per share, amounting to $23.1 million in the aggregate, to shareholders of record as of March 10, 2022.

As of March 31, 2022, $855.3 million of our $861.8 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $3.4 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.6 million of retained earnings. $851.9 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $262.9 million remained available as of March 31, 2022. Since our share repurchase program was initially authorized in 2015, we have repurchased 49,017,610 of our common shares at an average price of $30.34 per share, for an aggregate purchase price of $1,487.1 million.

During the three months ended March 31, 2022, we repurchased 1,630,533 of our common shares on the open market at a weighted average price of $46.61 per share for an aggregate cash amount of $76.0 million. During the three months ended March 31, 2021, we repurchased 3,297,966 of our common shares on the open market at a weighted average price of $40.68 per share for an aggregate cash amount of $134.2 million. All repurchased shares have been retired.

For additional information, see Note 16—“Capital stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

We expect that for the next twelve months and for the foreseeable future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the impacts of the COVID-19 pandemic we have experienced to date, and any future impact we may experience, will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financing. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain digital solutions.
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Net cash provided by/ (used for):
Operating activities	$77.2	$(114.3)	(248.1)%
Investing activities	(18.5)	(17.8)	4.1%
Financing activities	(89.9)	101.5	212.9%
Net increase in cash and cash equivalents	$(31.3)	$(30.6)	2.2%

Cash flows used for operating activities.  Net cash used for operating activities was $114.3 million in the three months ended March 31, 2022, compared to net cash provided by operating activities of $77.2 million in the three months ended March 31, 2021. This change was primarily due to (i) a $186.5 million increase in operating assets and liabilities driven by increased investment in accounts receivable, higher tax payments, and higher employee and vendor related payments in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and (ii) a $9.8 million decrease in non-cash expenses, primarily due to lower depreciation and amortization expenses and lower stock-based compensation expense in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by an increase in deferred tax expense. The change was offset by a $4.9 million increase in net income in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cash flows used for investing activities. Our net cash used for investing activities was $17.8 million in the three months ended March 31, 2022 compared to $18.5 million in the three months ended March 31, 2021. The reduction in cash used for investing activities was primarily due to a $5.3 million decrease in payments for business acquisitions in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was offset by a $4.5 million increase in payments (net of sales proceeds and issuance cost) for the purchase of property, plant and equipment and acquired/internally generated intangible assets in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cash flows provided by financing activities. Our net cash provided by financing activities was $101.5 million in the three months ended March 31, 2022 compared to net cash used for financing activities of $89.9 million in the three months ended March 31, 2021. This change was primarily due to higher proceeds from borrowings (net of repayment) amounting to $241.5 million in the three months ended March 31, 2022 compared to $89.6 million in the three months ended March 31, 2021, and payments for share repurchases (including expenses related to repurchases) amounting to $76.0 million in the three months ended March 31, 2022 compared to $134.2 million in the three months ended March 31, 2021. The change was partially offset by (i) an increase in payments in connection with the net settlement of common shares under our stock-based compensation plans, amounting to $41.9 million in the three months ended March 31, 2022 compared to $28.7 million in the three months ended March 31, 2021, (ii) a $3.3 million reduction in proceeds from the issuance of common shares under our stock-based compensation plans in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and (iii) a $3.0 million increase in dividend payments in the three months ended March 31, 2022 compared to three months ended March 31, 2021.

Financing Arrangements
As of December 31, 2021 and March 31, 2022, our outstanding term loan, net of debt amortization expense of $0.7 million and $0.6 million, respectively, was $560.3 million and $551.9 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and March 31, 2022, the limits available under such facilities were $24.7 million and $24.3 million, respectively, of which $5.8 million and $5.8 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2021 and March 31, 2022, a total of $2.0 million and $252.0 million, respectively, of our revolving credit facility was utilized, of which $0 million and $250.0 million, respectively, constituted funded drawdown and $2.0 million and $2.0 million, respectively, constituted non-funded drawdown.
Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and the 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the respective lives of the notes as additional interest expense. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.1 million and $0 million, respectively, was $349.9 million and $350.0 million, respectively, which was payable on April 1, 2022. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.7 million and $1.6 million, was $398.3 million and $398.4 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"), resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of December 31, 2021 and March 31, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.6 million and $2.4 million, respectively, was $347.2 million and $347.6 million, respectively, which is payable on April 10, 2026.
We pay interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively.
For additional information, see Notes 10 and 11—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 6— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information

As of December 31, 2021 and March 31, 2022, we have purchase commitments, net of capital advances, of $13.3 million and $12.7 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of December 31, 2021 and March 31, 2022, we have operating and finance lease commitments of $420.6 million and $393.0 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7

—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2017 Senior Notes and the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA, Inc. (“Genpact USA”), a wholly-owned subsidiary of the Company, co-issued the 2021 Senior Notes. As of March 31, 2022, the outstanding balance for each of the 2017 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes was $350.0 million, $398.4 million and $347.3 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2017 Senior Notes and the 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2021	Three months ended March 31, 2022
	(dollars in millions)
Net revenues	$214.2	$46.7
Gross profit	214.2	46.7
Net income	102.7	16.6

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2021	Three months ended March 31, 2022
	(dollars in millions)
Royalty income	$4.4	$—
Revenue from services	209.8	46.7
Interest income (expense), net	33.0	5.9
Other cost, net	17.7	4.4
Gain on sale of intellectual property	—	—

Summarized Balance Sheets	As of December 31, 2021	As of March 31, 2022
	(dollars in millions)
Assets
Current assets	$2,257.8	$2,663.9
Non-current assets	457.5	375.0

Liabilities
Current liabilities	$3,758.5	$4,196.9
Non-current liabilities	1,777.6	1,767.5

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2021	As of March 31, 2022
	(dollars in millions)
Assets
Current assets	$211.3	201.4
Accounts receivable, net	1,535.5	$1,539.1
Loans receivable	410.1	440.4
Others	—	0.0

Non-current assets
Investment in debentures/bonds	$296.1	$211.1
Loans receivable	—	—
Others	31.5	37.9

Liabilities
Current liabilities
Loans payable	$2,431.2	$2,655.8
Others	914.0	864.6

Non-Current liabilities
Loans payable	$500.0	$500.0

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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2(m)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our Senior Notes is subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2022, we were party to interest rate swaps covering a total notional amount of $453 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.
We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2022 was $0.7 million.
For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2022	533,947	52.44	533,947	310,910,848
February 1-February 28, 2022	1,096,586	43.77	1,096,586	262,911,319
March 1-March 31, 2022	—	—	—	262,911,319
Total	1,630,533	46.61	1,630,533

Since February 2017, our Board of Directors has authorized repurchases of up to $1.75 billion under our existing share repurchase program. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 16—“Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

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

10.1*†	Form of 2022 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2021).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 10, 2022
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer