Form 10-Q
period 2022-06-30
Genpact LTD
filed 2022-08-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2022
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
Yes ☐ No ☒
As of August 2, 2022, there were 183,483,736 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2021	As of June 30, 2022
Assets
Current assets
Cash and cash equivalents		$899,458	$460,376
Accounts receivable, net of allowance for credit losses of $24,329 and $22,336 as of December 31, 2021 and June 30, 2022, respectively	4	887,742	1,014,285
Prepaid expenses and other current assets	7	134,441	195,281
Assets of business held for sale	8	$—	$49,358
Total current assets		$1,921,641	$1,719,300

Property, plant and equipment, net	9	215,089	189,070
Operating lease right-of-use assets		270,603	208,123
Deferred tax assets	23	106,322	102,761
Intangible assets, net	10	169,635	113,574
Goodwill	10	1,731,027	1,687,147
Contract cost assets	20	238,794	227,587
Other assets, net of allowance for credit losses of $3,711 and $2,872 as of December 31, 2021 and June 30, 2022, respectively		322,158	292,818
Total assets		$4,975,269	$4,540,380

Liabilities and equity
Current liabilities
Short-term borrowings	11	$—	$250,000
Current portion of long-term debt	12	383,433	33,577
Accounts payable		24,984	26,964
Income taxes payable	23	47,353	76,018
Accrued expenses and other current liabilities	13	791,440	640,744
Operating leases liability		61,591	54,047
Liabilities of business held for sale	8	$—	$9,939
Total current liabilities		$1,308,801	$1,091,289

Long-term debt, less current portion	12	1,272,476	1,256,270
Operating leases liability		247,707	204,609
Deferred tax liabilities	23	3,942	3,687
Other liabilities	14	245,210	234,087
Total liabilities		$3,078,136	$2,789,942

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, $185,336,357 and 183,483,736 issued and outstanding as of December 31, 2021 and June 30, 2022, respectively		1,847	1,830
Additional paid-in capital		1,717,165	1,716,895
Retained earnings		732,474	702,219
Accumulated other comprehensive income (loss)		(554,353)	(670,506)
Total equity		$1,897,133	$1,750,438
Commitments and contingencies	24
Total liabilities and equity		$4,975,269	$4,540,380

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2021	2022	2021	2022
Net revenues	20	$988,126	$1,089,147	$1,934,197	$2,157,590
Cost of revenue		632,982	714,256	1,233,910	1,400,218
Gross profit		$355,144	$374,891	$700,287	$757,372
Operating expenses:
Selling, general and administrative expenses		204,168	233,096	404,900	470,392
Amortization of acquired intangible assets	10	14,550	10,895	30,726	22,201
Other operating (income) expense, net	21	(477)	21,217	(124)	21,220
Income from operations		$136,903	$109,683	$264,785	$243,559
Foreign exchange gains (losses), net		5,503	1,142	8,796	5,445
Interest income (expense), net	22	(13,091)	(11,204)	(25,433)	(23,292)
Other income (expense), net		6,094	(4,258)	7,486	(4,667)
Income before income tax expense		$135,409	$95,363	$255,634	$221,045
Income tax expense	23	32,705	23,693	61,657	53,196
Net income		$102,704	$71,670	$193,977	$167,849
Earnings per common share	18
Basic		$0.55	$0.39	$1.03	$0.91
Diluted		$0.53	$0.38	$1.01	$0.89
Weighted average number of common shares used in computing earnings per common share	18
Basic		187,329,564	184,418,350	187,989,838	185,028,063
Diluted		192,282,570	187,865,653	192,747,914	188,712,029

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Net income (loss)	$102,704	$71,670	$193,977	$167,849
Other comprehensive income:
Currency translation adjustments	(9,034)	(81,412)	(27,678)	(108,841)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	451	(11,731)	2,532	(8,858)
Retirement benefits, net of taxes	1,047	445	1,631	1,546
Other comprehensive income (loss)	(7,536)	(92,698)	(23,515)	(116,153)
Comprehensive income (loss)	$95,168	$(21,028)	$170,462	$51,696

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 16)	508,312	6	9,170	—	—	9,176
Issuance of common shares under the employee stock purchase plan (Note 16)	156,004	2	6,052	—	—	6,054
Net settlement on vesting of restricted share units (Note 16)	130,290	1	(2,310)	—	—	(2,309)
Net settlement on vesting of performance units (Note 16)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 17)	(3,592,409)	(36)	—	(147,116)	—	(147,152)
Expenses related to stock purchase (Note 17)	—	—	—	(72)	—	(72)
Stock-based compensation expense (Note 16)	—	—	37,119	—	—	37,119
Comprehensive income (loss):
Net income (loss)	—	—	—	193,977	—	193,977
Other comprehensive income (loss)	—	—	—	—	(23,515)	(23,515)
Dividend ($0.215 per common share, Note 17)	—	—	—	(40,248)	—	(40,248)
Balance as of June 30, 2021	187,350,298	$1,869	$1,657,756	$748,199	$(568,855)	$1,838,969

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2022	185,072,415	$1,845	$1,693,854	$729,503	$(577,808)	$1,847,394
Issuance of common shares on exercise of options (Note 16)	50,000	1	1,382	—	—	1,383
Issuance of common shares under the employee stock purchase plan (Note 16)	94,232	1	3,762	—	—	3,763
Net settlement on vesting of performance units (Note 16)	76,508	1	(2,545)	—	—	(2,544)
Stock repurchased and retired (Note 17)	(1,809,419)	(18)	—	(75,983)	—	(76,001)
Expenses related to stock purchase (Note 17)	—	—	—	(36)	—	(36)
Stock-based compensation expense (Note 16)	—	—	20,442	—	—	20,442
Comprehensive income (loss):
Net income (loss)	—	—	—	71,670	—	71,670
Other comprehensive income (loss)	—	—	—	—	(92,698)	(92,698)
Dividend ($0.1250 per common share, Note 17)	—	—	—	(22,935)	—	(22,935)
Balance as of June 30, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 16)	50,000	1	1,382	—	—	1,383
Issuance of common shares under the employee stock purchase plan (Note 16)	181,878	2	7,061	—	—	7,063
Net settlement on vesting of restricted share units (Note 16)	54,942	1	(1)	—	—	—
Net settlement on vesting of performance units (Note 16)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 17)	(3,439,952)	(34)	—	(151,966)	—	(152,000)
Expenses related to stock purchase (Note 17)	—	—	—	(69)	—	(69)
Stock-based compensation expense (Note 16)	—	—	35,692	—	—	35,692
Comprehensive income (loss):
Net income (loss)	—	—	—	167,849	—	167,849
Other comprehensive income (loss)	—	—	—	—	(116,153)	(116,153)
Dividend ($0.1250 per common share, Note 17)	—	—	—	(46,069)	—	(46,069)
Balance as of June 30, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2021	2022
Operating activities
Net income	$193,977	$167,849
Adjustments to reconcile net income to net cash (used for)/ provided by operating activities:
Depreciation and amortization	55,824	47,869
Amortization of debt issuance costs	1,260	1,256
Amortization of acquired intangible assets	30,726	22,201
Write-down of intangible assets and property, plant and equipment	915	1,377
Allowance for credit losses	2,208	482
Unrealized gain on revaluation of foreign currency asset/liability	(5,614)	(3,685)
Stock-based compensation expense	37,119	35,692
Deferred tax expense (benefit)	(2,792)	552
Write-down of operating right-of-use assets and other assets	—	20,307
Others, net	346	321
Change in operating assets and liabilities:
Increase in accounts receivable	(40,746)	(139,653)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	11,055	(28,935)
Increase in accounts payable	11,365	5,246
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(102,273)	(171,405)
Increase in income taxes payable	44,395	28,578
Net cash (used for)/ provided by for operating activities	$237,765	$(11,948)
Investing activities
Purchase of property, plant and equipment	(19,305)	(26,943)
Payment for internally generated intangible assets (including intangibles under development)	(3,775)	(2,126)
Proceeds from sale of property, plant and equipment	690	43
Payment for business acquisitions, net of cash acquired	(6,613)	—
Net cash used for investing activities	$(29,003)	$(29,026)
Financing activities
Repayment of finance lease obligations	(5,739)	(6,018)
Payment of debt issuance costs	(2,053)	—
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(17,000)	(367,000)
Proceeds from short-term borrowings	—	250,000
Repayment of short-term borrowings	(250,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	14,757	8,446
Payment for net settlement of stock-based awards	(30,401)	(44,521)
Payment of earn-out consideration	(2,556)	—
Dividend paid	(40,248)	(46,069)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(147,224)	(152,069)
Net cash used for financing activities	$(130,464)	$(357,231)
Effect of exchange rate changes	(6,158)	(40,877)
Net increase/(decrease) in cash and cash equivalents	78,298	(398,205)
Cash and cash equivalents at the beginning of the period	680,440	899,458
Cash and cash equivalents at the end of the period	$752,580	$460,376
Supplementary information
Cash paid during the period for interest	$21,522	$23,168
Cash paid during the period for income taxes, net of refund	$40,643	$78,592
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 114,200 employees serving clients in key industry verticals from more than 30 countries.

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

The Company uses revolving accounts receivable-based facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and de-recognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of accounts receivable sold approximates their book value due to their short-term nature, and any gains or losses on the sale of these receivables are recorded at the time of transfer and included under "interest income (expense), net" in the Company’s consolidated statements of income.

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

(m) Assets held for sale

A long-lived asset (or a disposal group for a long-lived asset comprising a group of assets and related liabilities) is classified as held for sale if it is highly probable that the asset will be recovered through sale rather than continuing use.

The Company records assets held for sale at the lower of its carrying value or fair value less costs to sell. The following criteria are used to determine if a business is held for sale: (i) management, having the authority to approve a sale, commits to a plan to sell; (ii) the business is available for immediate sale in its present condition; (iii) an active program to locate a buyer and a plan to sell the business have been initiated; (iv) the sale of the business is probable within one year; (v) the business is being actively marketed for sale at a reasonable price relative to its fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets, discounted cash flow projections, third party valuation and any indicative offers. The Company’s assumptions about fair value require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimates the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate.

Any impairment loss on the initial classification and subsequent measurement is recognized as an expense. Any subsequent increase in fair value less costs to sell (not exceeding the accumulated impairment loss that has been previously recognized) is recognized in the income statement.

When assets are classified as held for sale, the Company does not record any depreciation and amortization for the respective property, plant and equipment and intangibles.

(n) Recently issued accounting pronouncements

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,722. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973. No portion of the purchase consideration is outstanding as of June 30, 2022. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition furthers the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

In connection with this acquisition, the Company recorded $16,200 in customer-related intangibles and $2,400 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $44,346 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $4,179, to the Consumer and Healthcare segment in the amount of $7,053 and to the High Tech and Manufacturing segment in the amount of $33,114.

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

(b) Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of June 30, 2022. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with this acquisition, the Company recorded $49,000 in customer-related intangibles, $9,500 in marketing-related intangibles and $1,400 in technology-related intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $87,874 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $2,594, to the Consumer and Healthcare segment in the amount of $22,548 and to the High Tech and Manufacturing segment in the amount of $62,732. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

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

(c) SomethingDigital.Com LLC

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378. The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253. No portion of the purchase consideration is outstanding as of June 30, 2022.

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

In connection with this acquisition, the Company recorded $11,900 in customer-related intangibles and $3,500 in marketing-related intangibles which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $36,926 has been allocated using a relative fair value allocation method to two of the Company’s reporting segments as follows: to the Consumer and Healthcare segment in the amount of $30,373 and to the High Tech and Manufacturing segment in the amount of $6,553. Of the total goodwill arising from this acquisition, $35,084 is deductible for income tax purposes.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(d) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470, resulting in a payable of $22,199. $5,406 of the total purchase consideration remains payable as of June 30, 2022. This acquisition expanded the Company’s capabilities in improving customer experience.

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

In connection with this acquisition, the Company recorded $46,000 in customer-related intangibles and $29,000 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $177,181 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $16,983, to the Consumer and Healthcare segment in the amount of $42,993 and to the High Tech and Manufacturing segment in the amount of $117,205. Of the total goodwill arising from this acquisition, $91,929 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with those of the Company.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2021	Six months ended June 30, 2022
Opening balance as of January 1	$27,707	$24,329
Additions due to acquisitions	—	—
Additions charged/reversal released to cost and expense	910	1,321
Deductions/effect of exchange rate fluctuations	(4,288)	(3,314)
Closing balance	$24,329	$22,336

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Accounts receivable, net of allowance for credit losses (Continued)

Accounts receivable were $912,071 and $1,036,621, and allowances for credit losses were $24,329 and $22,336, resulting in net accounts receivable balances of $887,742 and $1,014,285 as of December 31, 2021 and June 30, 2022, respectively. As of June 30, 2022, the Company reclassified accounts receivable amounting to $7,069 as assets held for sale. See Note 8 for additional information.

In addition, deferred billings were $48,071 and $47,760 and allowances for credit losses on deferred billings were $3,711 and $2,872, resulting in net deferred billings balances of $44,360 and $44,888 as of December 31, 2021 and June 30, 2022, respectively.

During the six months ended June 30, 2021 and 2022, the Company recorded a release of $541 and $839, respectively, to cost and expense on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company's consolidated balance sheet as of December 31, 2021 and June 30, 2022.

The Company has a revolving accounts receivable-based facility of $100,000 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2021 and June 30, 2022 was $7,053 and $40,136, respectively. The principal amount outstanding against this facility as of December 31, 2021 and June 30, 2022 was $0 and $24,982, respectively. The cost of factoring such accounts receivable during the three and six months ended June 30, 2021 and 2022 was $11 and $123, respectively, and $11 and $158, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2021 and June 30, 2022:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of June 30, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$29,966	$—	$29,966	$—
Deferred compensation plan assets (Note a, e)	38,422	—	—	38,422
Total	$68,388	$—	$29,966	$38,422
Liabilities
Earn-out consideration (Note b, d)	$5,406	$—	$—	$5,406
Derivative instruments (Note b, c)	33,575	—	33,575	—
Deferred compensation plan liability (Note b, f)	37,833	—	—	37,833
Total	$76,814	$—	$33,575	$43,239

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2021 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Opening balance	$8,272	$5,406	$8,272	$5,406
Payments made on earn-out consideration	(2,556)	—	(2,556)	—
Closing balance	$5,716	$5,406	$5,716	$5,406

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2021 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Opening balance	$32,707	$43,320	$26,832	$38,584
Additions (net of redemption)	945	797	5,959	7,885
Change in fair value of deferred compensation plan assets (Note a)	1,881	(5,695)	2,742	(8,047)
Closing balance	$35,533	$38,422	$35,533	$38,422

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2021 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Opening balance	$32,207	$42,554	$26,390	$38,007
Additions (net of redemption)	945	971	5,959	7,884
Change in fair value of deferred compensation plan liabilities (Note a)	1,882	(5,692)	2,685	(8,058)
Closing balance	$35,034	$37,833	$35,034	$37,833

(a)Changes in the fair value of deferred compensation plan liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments consist of deliverable and non-deliverable forward foreign exchange contracts, treasury rate locks and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 42 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,348,600	$1,529,300	$26,247	$(17,248)
United States Dollars (sell) Mexican Peso (buy)	23,750	13,750	140	723
United States Dollars (sell) Philippines Peso (buy)	75,600	67,800	(2,215)	(4,586)
Euro (sell) United States Dollars (buy)	120,994	121,988	2,634	9,192
Singapore Dollars (buy) United States Dollars (sell)	3,655	3,655	65	(54)
Euro (sell) Romanian Leu (buy)	47,506	47,079	(233)	62
Japanese Yen (sell) Chinese Renminbi (buy)	10,440	6,608	202	778
United States Dollars (sell) Chinese Renminbi (buy)	45,000	22,500	120	(608)
Pound Sterling (sell) United States Dollars (buy)	49,031	32,451	545	3,161
United States Dollars (sell) Hungarian Font (buy)	39,000	23,000	(2,174)	(3,325)
Hungarian Font (Sell) Euro (buy)	2,828	—	(17)	—
Australian Dollars (sell) Indian Rupees (buy)	97,053	75,641	1,234	2,842
USD (Sell) Polish Zloty (buy)	—	22,000	—	(1,265)
Japanese Yen (sell) US Dollar (buy)	—	10,000	—	190
Interest rate swaps (floating to fixed)	460,135	446,191	(7,732)	6,529
			$18,816	$(3,609)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022
Assets
Prepaid expenses and other current assets	$16,064	$21,641	$3,130	$560
Other assets	$14,876	$7,765	$—	$—

Liabilities
Accrued expenses and other current liabilities	$11,408	$18,318	$1,090	$11,841
Other liabilities	$2,756	$3,416	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2022 was $612.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2021			2022
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(8,073)	$1,094	$(6,979)	$21,059	$(4,122)	$16,937
Net gains (losses) reclassified into statement of income on completion of hedged transactions	1,844	(471)	1,373	(925)	(119)	(1,044)
Changes in fair value of effective portion of outstanding derivatives, net	2,034	(210)	1,824	(13,700)	925	(12,775)
Gain (loss) on cash flow hedging derivatives, net	190	261	451	(12,775)	1,044	(11,731)
Closing balance	$(7,883)	$1,355	$(6,528)	$8,284	$(3,078)	$5,206

	Six months ended June 30,
	2021			2022
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064
Net gains (losses) reclassified into statement of income on completion of hedged transactions	3,918	(937)	2,981	(277)	(270)	(547)
Changes in fair value of effective portion of outstanding derivatives, net	6,956	(1,443)	5,513	(9,461)	56	(9,405)
Gain (loss) on cash flow hedging derivatives, net	3,038	(506)	2,532	(9,184)	326	(8,858)
Closing balance	$(7,883)	$1,355	$(6,528)	$8,284	$(3,078)	$5,206

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022		2021	2022	2021	2022
Forward foreign exchange contracts	$2,199	$(18,092)	$5,282	$(20,684)	Revenue	$244	$884	$99	$1,180
Interest rate swaps	$(165)	$4,392	$858	$11,223	Cost of revenue	2,816	(604)	6,128	1,050
Treasury rate lock	$—	$—	$816	$—	Selling, general and administrative expenses	763	(101)	1,664	450
					Interest expense	(1,979)	(1,104)	(3,973)	(2,957)
	$2,034	$(13,700)	$6,956	$(9,461)		$1,844	$(925)	$3,918	$(277)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2021 and 2022, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2021	2022	2021	2022
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$3,226	$(13,422)	$4,837	$(16,944)
		$3,226	$(13,422)	$4,837	$(16,944)

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2021	As of June 30, 2022
Advance income and non-income taxes	$28,075	$84,570
Contract asset (Note 20)	8,506	11,294
Prepaid expenses	38,528	51,807
Derivative instruments	19,194	22,201
Employee advances	2,797	3,196
Deposits	5,839	4,418
Advances to suppliers	804	409
Others	30,698	17,386
	$134,441	$195,281

As of June 30, 2022, the Company reclassified certain prepaid expenses and other current assets amounting to $977 to assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Assets and liabilities held for sale

The Company is taking actions to realign its portfolio to focus on emerging solutions where it sees greatest opportunities for growth and deprioritizing assets that no longer fit with its long-term strategy. Pursuant to a plan approved by management in the second quarter of 2022, the Company is in the process of divesting a business that comprises part of the Company's Consumer and Healthcare segment.

It is the Company’s intention to complete the sale of this business within the twelve months following the end of the second quarter of 2022. Accordingly, the Company classified this business as held for sale during the second quarter of 2022.

As a result, the Company classified $49,358 of assets and $9,939 of liabilities as held for sale as of June 30, 2022. The Company's analysis indicated that the fair value less costs to sell exceeded the carrying value of the business and no impairment losses were recognized during the three and six months ended June 30, 2022.

The components of assets and liabilities of the business classified as held for sale in the consolidated balance sheet consist of the following:

As of June 30, 2022
Accounts receivable	$7,069
Prepaid expense and other current assets	977
Property, plant and equipment, net	29
Intangible assets, net	26,171
Goodwill	11,453
Contract cost assets	1,526
Other assets	2,133
Assets of business held for sale	$49,358

Accounts payable	$618
Accrued expenses and other current liabilities	8,235
Other liabilities	1,086
Liabilities of business held for sale	$9,939

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2021	As of June 30, 2022
Property, plant and equipment, gross	$818,452	$771,550
Less: Accumulated depreciation and amortization	(603,363)	(582,480)
Property, plant and equipment, net	215,089	189,070

Depreciation expense on property, plant and equipment for the six months ended June 30, 2021 and 2022 was $32,174 and $28,660, respectively, and for the three months ended June 30, 2021 and 2022 was $15,046 and $14,130, respectively. Computer software amortization for the six months ended June 30, 2021 and 2022 was $3,008 and $2,682, respectively, and for the three months ended June 30, 2021 and 2022 was $1,548 and $1,365, respectively. The Company recorded a write-down to certain property, plant and equipment during the three and six months ended June 30, 2021 and 2022, as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Property, plant and equipment, net (Continued)
As of June 30, 2022, the Company reclassified certain property, plant and equipment of gross carrying value and accumulated depreciation of $455 and $426, respectively, to assets held for sale. See Note 8 for additional information.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2021 and six months ended June 30, 2022:

	For the year ended December 31, 2021	For the six months ended June 30, 2022
Opening balance	1,695,688	1,731,027
Goodwill relating to acquisitions consummated during the period	44,216	—
Impact of measurement period adjustments	1,205	130
Reclassified as held for sale	—	(11,453)
Effect of exchange rate fluctuations	(10,082)	(32,557)
Closing balance	1,731,027	1,687,147

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2021:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	4,167	7,032	33,017	44,216
Impact of measurement period adjustments	35	309	861	1,205
Effect of exchange rate fluctuations	(3,117)	(3,795)	(3,170)	(10,082)
Closing balance	421,257	611,120	698,650	1,731,027

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	421,257	611,120	698,650	1,731,027
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	12	21	97	130
Reclassified as held for sale	—	(11,453)	—	(11,453)
Effect of exchange rate fluctuations	(9,119)	(11,810)	(11,628)	(32,557)
Closing balance	412,150	587,878	687,119	1,687,147

The total amount of goodwill deductible for tax purposes was $326,795 and $312,471 (including goodwill reclassified as held for sale) as of December 31, 2021 and June 30, 2022, respectively.

As of June 30, 2022, the Company reclassified goodwill in the amount of $11,453 attributable to its Consumer and Healthcare segment as assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2021			As of June 30, 2022
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$489,974	$394,688	$95,286	$478,137	$400,621	$77,516
Marketing-related intangible assets	98,870	76,663	22,207	98,105	79,693	18,412
Technology-related intangible assets	171,772	119,630	52,142	124,902	107,256	17,646
	$760,616	$590,981	$169,635	$701,144	$587,570	$113,574

As of June 30, 2022, the Company reclassified certain intangible assets with a gross carrying value and accumulated amortization of $50,432 and $24,261, respectively, to assets held for sale. See Note 8 for additional information.
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2021 and 2022 were $30,726 and $22,201, respectively, and for the three months ended June 30, 2021 and 2022 were $14,550 and $10,895, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the six months ended June 30, 2021 and 2022 were $11,922 and $9,669, respectively, and for the three months ended June 30, 2021 and 2022 were $5,878 and $4,393, respectively.

During the three and six months ended June 30, 2021 and 2022, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decisions to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $915 and $1,377 for the six months ended June 30, 2021 and 2022, respectively, and $78 and $1,377 for the three months ended June 30, 2021 and 2022, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below represents the impairment charge recorded for various categories of assets during the three and six months ended June 30, 2021 and June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Technology related intangibles	$—	$—	$205	$—
Total intangibles	$—	$—	$205	$—
Property, plant and equipment	$78	$1,377	$710	$1,377
Total property, plant and equipment	$78	$1,377	$710	$1,377
Total impairment	$78	$1,377	$915	$1,377

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and June 30, 2022, the limits available were $24,727 and $23,516, respectively, of which $5,848 and $5,547, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2021 and June 30, 2022. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2021 and June 30, 2022. As of December 31, 2021 and June 30, 2022, a total of $2,017 and $252,017, respectively, was utilized, of which $0 and $250,000, respectively, constituted funded drawdown and $2,017 and $2,017, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2021 and June 30, 2022, the Company was in compliance with the financial covenants of the credit agreement.

12. Long-term debt

Borrowings under the Company's credit facility, which was amended in August 2018, bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the amended credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2022, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2021 and June 30, 2022, the amount outstanding under the term loan under the amended credit agreement, net of debt amortization expense of $687 and $467, was $560,313 and $543,533, respectively. As of December 31, 2021 and June 30, 2022, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum.

Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of June 30, 2022 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of June 30, 2022, net of debt amortization expense, is as follows:

Year ended	Amount
2022	16,784
2023	526,749
Total	$543,533

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2021 and June 30, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,702 and $1,413, was $398,298 and $398,587, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2021 and June 30, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,571 and $2,273, respectively, was $347,429 and $347,727, respectively, which is payable on April 10, 2026.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2022, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2021	As of June 30, 2022
Credit facility, net of amortization expenses	$560,313	$543,533
3.70% 2017 Senior Notes, net of debt amortization expenses	349,869	—
3.375% 2019 Senior Notes, net of debt amortization expenses	398,298	398,587
1.750% 2021 Senior Notes, net of debt amortization expenses	347,429	347,727
Total	$1,655,909	$1,289,847
Current portion	383,433	33,577
Non-current portion	1,272,476	1,256,270
Total	$1,655,909	$1,289,847

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2021	As of June 30, 2022
Accrued expenses	$162,054	$124,272
Accrued employee cost	307,777	195,937
Earn-out consideration	2,501	5,406
Statutory liabilities	67,948	69,988
Retirement benefits	1,746	1,807
Compensated absences	26,596	26,356
Derivative instruments	12,498	30,159
Contract liabilities (Note 20)	160,602	143,288
Finance leases liability	18,549	15,650
Other liabilities	31,169	27,881
	$791,440	$640,744
As June 30, 2022, the Company reclassified certain accrued expenses and other current liabilities amounting to $8,235 to liabilities held for sale. See Note 8 for additional information.

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2021	As of June 30, 2022
Accrued employee cost	$15,790	$19,041
Earn-out consideration	2,905	—
Retirement benefits	11,993	11,483
Compensated absences	52,023	50,315
Derivative instruments	2,756	3,416
Contract liabilities (Note 20)	80,222	73,033
Finance leases liability	16,297	11,386
Others	63,224	65,413
	$245,210	$234,087

As June 30, 2022, the Company reclassified certain other liabilities amounting to $1,086 to liabilities held for sale. See Note 8 for additional information.

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

Net defined benefit plan costs for the three and six months ended June 30, 2021 and 2022 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Service costs	$3,493	$3,616	$7,074	$7,299
Interest costs	1,378	1,492	2,772	2,970
Amortization of actuarial loss	553	33	1,146	372
Expected return on plan assets	(1,487)	(1,509)	(3,071)	(3,045)
Net defined benefit plan costs	$3,937	$3,632	$7,921	$7,596

Defined contribution plans
During the three and six months ended June 30, 2021 and 2022, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
India	$9,204	$10,874	$17,808	$21,614
U.S.	5,064	5,493	10,488	11,908
U.K.	3,747	5,585	7,773	11,722
China	6,003	6,438	12,071	13,231
Other regions	3,755	4,603	7,243	9,378
Total	$27,773	$32,993	$55,383	$67,853

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

 The liability for the deferred compensation plan was $38,007 and $37,833 as of December 31, 2021 and June 30, 2022, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $38,584 and $38,422 as of December 31, 2021 and June 30, 2022, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the six months ended June 30, 2021 and 2022, the change in the fair value of Plan assets was $2,742 and $(8,047), respectively, and for the three months ended June 30, 2021 and 2022, the change in the fair value of Plan assets was $1,881 and $(5,695), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the six months ended June 30, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $2,685 and $(8,058), respectively, and for the the three months ended June 30, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $1,882 and $(5,692), respectively, which is included in “selling, general and administrative expenses.”

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
On May 9, 2017, the Company’s shareholders approved the adoption of the 2017 Omnibus Plan, pursuant to which 15,000,000 Company common shares are available for issuance. The 2017 Omnibus Plan was amended and restated on April 5, 2019 and April 5, 2022 to increase the number of common shares authorized for issuance by 8,000,000 shares to 23,000,000 shares and by 3,500,000 shares to 26,500,000 shares, respectively. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the date of Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.
Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2021 and June 30, 2022 were $36,404 and $34,839, respectively, and for the three months ended June 30, 2021 and June 30, 2022 were 19,320 and $20,080, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2021 and June 30, 2022. The Company granted options covering 1,553,756 common shares in the six months ended June 30, 2021.

	Six months ended June 30, 2021			Six months ended June 30, 2022
Dividend yield	0.96%	—	1.08%	0.96%
Expected life (in months)			84	84
Risk-free rate of interest	1.21%	—	1.37%	1.71%
Volatility	26.05%	—	26.07%	26.29%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2022 is set out below:

	Six Months Ended June 30, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(50,000)	27.65	—	736
Outstanding as of June 30, 2022	8,433,991	32.50	5.8	93,182
Vested as of June 30, 2022 and expected to vest thereafter (Note a)	7,843,123	31.66	5.8	91,790
Vested and exercisable as of June 30, 2022	3,826,735	24.76	3.6	67,363
Weighted average grant date fair value of grants during the period	14.19

(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2022, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $23,861, which will be recognized over the weighted average remaining requisite vesting period of 3.1 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2022 is set out below:

	Six Months Ended June 30, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	42.29
Granted	206,280	45.66
Vested	—	—
Forfeited	(26,829)	43.13
Outstanding as of June 30, 2022	938,958	43.01
Expected to vest (Note a)	832,008

(a)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

49,513 RSUs vested in the year ended December 31, 2020, in respect of which 49,446 shares were issued during the six months ended June 30, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

7,863 RSUs vested in the year ended December 31, 2021, in respect of which 5,496 shares were issued during the six months ended June 30, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
As of June 30, 2022, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $19,583, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

A summary of PU activity during the six months ended June 30, 2022 is set out below:

	Six Months Ended June 30, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	39.40	4,583,155
Granted	1,576,688	44.48	3,153,376
Vested (Note a)	(2,161,789)	34.61	(2,161,789)
Forfeited	(251,534)	43.41	(314,764)
Adjustment upon final determination of level of performance goal achievement (Note b)	28,325	44.01	28,325
Outstanding as of June 30, 2022	3,774,845	44.03	5,288,303
Expected to vest (Note c)	3,325,631

(a)2,161,789 PUs that vested during the period were net settled upon vesting by issuing 1,300,511 shares (net of minimum statutory tax withholding).
(b)Represents an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
(c)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of June 30, 2022, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $92,087, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

During the six months ended June 30, 2021 and 2022, 156,004 and 181,878 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2021 and 2022 was $715 and $853, respectively, and for the three months ended June 30, 2021 and 2022 was $369 and $362, respectively, and has been allocated to cost of revenue and selling, general and administrative expense.

17. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,750,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the six months ended June 30, 2021 and 2022, the Company repurchased 3,592,409 and 3,439,952 of its common shares, respectively, on the open market at a weighted average price of $40.96 and $44.19 per share, respectively, for an aggregate cash amount of $147,152 and $152,001, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2021 and 2022, retained earnings were reduced by the direct costs related to share repurchases of $72 and $69, respectively.

$186,910 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2022. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

17. Capital stock (Continued)

Dividend
On February 9, 2021, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021 and June 23, 2021, the Company paid a dividend of $0.1075 per share, amounting to $20,115 and $20,133 in the aggregate, to shareholders of record as of March 10, 2021 and June 11, 2021, respectively.
On February 10, 2022, the Company announced that its Board had approved a 16% increase in its quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of the Company’s common shares. On March 23, 2022 and June 24, 2022, the Company paid a dividend of $0.125 per share, amounting to $23,134 and $22,935 in the aggregate, to shareholders of record as of March 10, 2022 and June 10, 2022, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,769,767 and 2,801,692 for the six months ended June 30, 2021 and 2022, respectively, and 1,964,240 and 2,864,585 for the three months ended June 30, 2021 and 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Net income	$102,704	$71,670	$193,977	$167,849
Weighted average number of common shares used in computing basic earnings per common share	187,329,564	184,418,350	187,989,838	185,028,063
Dilutive effect of stock-based awards	4,953,006	3,447,303	4,758,076	3,683,966
Weighted average number of common shares used in computing dilutive earnings per common share	192,282,570	187,865,653	192,747,914	188,712,029
Earnings per common share
Basic	$0.55	$0.39	$1.03	$0.91
Diluted	$0.53	$0.38	$1.01	$0.89

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
During the quarter ended June 30, 2022, the Company renamed its three reportable segments. Beginning in the second quarter of 2022, the Company's: (1) Banking, Capital Markets and Insurance segment has been renamed the Financial Services segment; (2) Consumer Goods, Retail, Life Sciences and Healthcare segment has been renamed the Consumer and Healthcare segment; and (3) High Tech, Manufacturing and Services segment has been renamed the High Tech and Manufacturing segment.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, any business held for sale, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The CODM continues to review the operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure.
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	97,163	152,593	249,756	34,091
Consumer and Healthcare	161,413	211,665	373,078	63,150
High Tech and Manufacturing	146,154	211,945	358,099	68,034
Total reportable segment	404,730	576,203	980,933	165,275
Others#	1,733	5,460	7,193	11,748
Total	406,463	581,663	988,126	177,023
Stock-based compensation				(19,689)
Amortization and impairment of acquired intangible assets (other than included above)				(14,337)
Foreign exchange gains (losses), net				5,503
Interest income (expense), net				(13,091)
Income tax expense				(32,705)
Net income				102,704

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	133,552	159,043	292,595	36,655
Consumer and Healthcare	184,874	221,378	406,252	55,386
High Tech and Manufacturing	175,286	230,175	405,461	70,155
Total reportable segment	493,712	610,596	1,104,308	162,196
Others*	(5,169)	(9,992)	(15,161)	13,377
Total	488,543	600,604	1,089,147	175,573
Business held for sale (refer to Note (a) below and Note 8)			(4,911)	7,222
Total (excluding business held for sale - refer to Note (a) below and Note 8)			1,084,236	182,795
Stock-based compensation				(20,442)
Amortization and impairment of acquired intangible assets (other than included above)				(10,891)
Foreign exchange gains (losses), net				1,142
Interest income (expense), net				(11,204)
Business held for sale (refer to Note (a) below and Note 8)				(7,222)
Restructuring expenses (refer to Note (b) below and Note 25)				(38,815)
Income tax expense				(23,693)
Net income				71,670

(a) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprises part of the Company's Consumer and Healthcare segment. The revenues/losses attributable to this business have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding such losses provides useful information about the Company's financial performance and underlying business trends.

(b) The Company does not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

*Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of under-absorption of overhead, unallocated allowance for credit losses and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	185,523	306,545	492,068	66,458
Consumer and Healthcare	308,020	405,093	713,113	120,966
High Tech and Manufacturing	282,374	432,652	715,026	135,652
Total reportable segment	775,917	1,144,290	1,920,207	323,076
Others##	3,787	10,203	13,990	16,603
Total	779,704	1,154,493	1,934,197	339,679
Stock-based compensation				(37,119)
Amortization and impairment of acquired intangible assets (other than included above)				(30,289)
Foreign exchange gains (losses), net				8,796
Interest income (expense), net				(25,433)
Income tax expense				(61,657)
Net income				193,977

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	253,856	314,900	568,756	61,739
Consumer and Healthcare	366,407	444,025	810,432	108,692
High Tech and Manufacturing	342,520	457,888	800,408	138,297
Total reportable segment	962,783	1,216,813	2,179,596	308,728
Others**	(7,494)	(14,512)	(22,006)	26,864
Total	955,289	1,202,301	2,157,590	335,592
Business held for sale (refer to Note (c) below and Note 8)			(4,911)	7,222
Total (excluding business held for sale - refer to Note (c) below and Note 8)			2,152,679	342,814
Stock-based compensation				(35,692)
Amortization and impairment of acquired intangible assets (other than included above)				(22,193)
Foreign exchange gains (losses), net				5,445
Interest income (expense), net				(23,292)
Business held for sale (refer to Note (c) below and Note 8)				(7,222)
Restructuring expenses (refer to Note (d) below and Note 25)				(38,815)
Income tax expense				(53,196)
Net income				167,849

(c) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprises part of the Company's Consumer and Healthcare segment. The revenues/losses attributable to this business have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022 , as management believes that excluding such losses provides useful information about the Company's financial performance and underlying business trends.

(d) The Company does not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in the Company's segment reporting as “unallocated costs.”

**Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of under-absorption of overhead, unallocated allowance for credit losses and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Data-Tech-AI	$406,463	$488,543	$779,704	$955,289
Digital Operations	581,663	600,604	1,154,493	1,202,301
Total net revenues	$988,126	$1,089,147	$1,934,197	$2,157,590

All three of the Company's segments include revenue from both Data-Tech-AI and Digital Operations. See Note 19 for additional information.
During the second quarter of 2022, the Company's management modified the manner in which it disaggregates revenue for reporting and internal tracking purposes, and the Company now reports revenue disaggregated by the nature of services provided to the client, namely either Data-Tech-AI or Digital Operations. Prior to the second quarter of 2022, the Company disaggregated its revenue as revenue from the General Electric Company (GE) or revenue from Global Clients (other than GE).
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three and six months ended June 30, 2021 and 2022, respectively, to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three and six months ended June 30, 2021 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the three and six months ended June 30, 2022.
Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.
Contract balances
Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30 day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. Refer to Note 4 for details on the Company’s accounts receivable and allowance for credit losses.
The following table shows the details of the Company’s contract balances:

	As of December 31, 2021	As of June 30, 2022
Contract assets (Note a)	$13,741	$15,554
Contract liabilities (Note b)
Deferred transition revenue	$155,077	$142,900
Advance from customers	$85,747	$73,421

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

As of June 30, 2022, the Company reclassified certain contract assets and contract liabilities of $2,372 and $1,480, respectively, to assets and liabilities held for sale. See Note 8 for additional information.

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

Changes in the Company’s contract asset and liability balances during the three and six months ended June 30, 2021 and 2022 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended June 30, 2021 and 2022 that was included in the Company's contract liabilities balance at the beginning of the period was $62,060 and $59,361, respectively.

Revenue recognized during the six months ended June 30, 2021 and 2022 that was included in the Company's contract liabilities balance at the beginning of the period was $104,942 and $94,841, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2022:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$216,321	$143,288	$60,152	$11,521	$1,360
Transaction price allocated to remaining performance obligations relating to business held for sale	$1,480	$1,480	$—	$—	$—

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$30,813	$202,191	$30,833	$203,939	$33,390	$192,507	$32,296	$206,498
Closing balance	31,559	210,747	29,186	198,401	31,559	210,747	29,186	198,401
Amortization	4,739	18,471	6,248	21,875	9,535	35,616	12,588	42,413

As of June 30, 2022, the Company reclassified certain contract assets amounting to $1,526 to assets and liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Write-down of intangible assets and property, plant and equipment	$78	$1,377	$915	$1,377
Write-down of operating right-of-use assets and other assets*	—	20,307	—	20,307
Other operating income	(555)	(467)	(1,039)	(464)
Other operating (income) expense, net	$(477)	$21,217	$(124)	$21,220

 *See Notes 10 and 25 for additional information about other operating (income) expense, net for the three and six months ended June 30, 2022.

22. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Interest income	$1,305	$684	$2,476	$2,602
Interest expense	(14,396)	(11,888)	(27,909)	(25,894)
Interest income (expense), net	$(13,091)	$(11,204)	$(25,433)	$(23,292)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the six months ended June 30, 2022:

Six months ended June 30, 2022
Opening balance at January 1	$25,651
Decrease related to prior year tax positions	(1,702)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(50)
Effect of exchange rate changes	(788)
Closing balance at June 30	$23,111

As of December 31, 2021 and June 30, 2022, the Company had unrecognized tax benefits amounting to 25,651 and $23,111, respectively, which, if recognized, would impact the Company’s effective tax rate.

As of December 31, 2021 and June 30, 2022, the Company had accrued $2,842 and $2,882, respectively, in interest and $628 and $610, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2021 and the six months ended June 30, 2022, the Company recognized approximately $(13,851) and $(746), respectively, in interest related to income taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Commitments and contingencies

 Capital commitments

As of December 31, 2021 and June 30, 2022, the Company has committed to spend $13,317 and $17,354, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $7,865 and $7,565 as of December 31, 2021 and June 30, 2022, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $29,501 have been denied or challenged by the ITA. Additional refunds may be denied. The Company is pursuing appeals of the denied refunds before relevant appellate authorities. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. The Government of India has issued an administrative circular which supports the Company’s position, and the Company believes that the appellate authorities will reverse the previous orders denying refunds owed to the Company. Accordingly, no reserve has been provided as of June 30, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Commitments and contingencies (Continued)

(c) An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $103,995 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments raised by the Company on appeal and the assessment order has been cancelled. Taxes paid under protest have been refunded along with interest to the Company. The Indian tax authorities may appeal the order of the Tribunal before a higher court. Based on its evaluation of the facts underlying the transaction and legal advice received on the matter, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of June 30, 2022.

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

25. Restructuring

The Company has implemented a flexible, hybrid global delivery model in line with the Company's long-term strategy that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, the Company determined that certain leases and employee roles were no longer needed.

Accordingly, in the second quarter of 2022, the Company recorded a $38,815 restructuring charge relating to the abandonment of leased office premises and an employee severance charge. Of the total charge of $38,815, $21,684 was a non-cash charge (including $1,377 related to writing down of certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises. The Company also recorded a severance charge of $17,131 in personnel expenses. The Company has sought out one or more third parties to sublease certain office premises from the Company, wherever applicable, instead of abandoning them. However, the Company has not been successful in such attempts, and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future.

26. Subsequent events
Dividend
On July 20, 2022, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2022 of $0.125 per common share, which is payable on September 23, 2022 to shareholders of record as of the close of business on September 9, 2022. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•our ability to successfully consummate or integrate strategic acquisitions or execute divestitures;
•our ability to attract and retain clients and to develop and maintain client relationships on attractive terms;
•our ability to service our defined contribution and benefit plan payment obligations;
•the possible retrospective application of a judicial pronouncement in India regarding our defined contribution and benefit plan payment obligations;
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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to impact the global economy and the markets in which we operate. In the six months ended June 30, 2022, the pandemic had a modest negative impact on our results and may continue to have an impact on us in future periods. Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic.
We will continue to assess the impact of the COVID-19 pandemic on the Company and respond accordingly. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; future variants or subvariants of the COVID-19 virus and the severity of such variants or subvariants; rates of vaccination and the availability and effectiveness of vaccines, including booster shots, and treatments for COVID-19 globally; the macroeconomic impact of the spread of the virus, including the possibility of prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activity; and related government stimulus measures. We are currently unable to predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including with respect to the factors listed above. In addition, some of our expenses are less variable in nature and do not closely correlate with revenues, which may lead to a decrease in our profitability.

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
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 114,200 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2022, we recorded net revenues of $1,089.1 million, of which $488.5 million, or 44.8%, was from Data-Tech-AI services, with the remaining 600.6 million, or 55.2%, from Digital Operations services.
Certain Acquisitions

On December 31, 2021, we acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66.7 million. This amount represents cash consideration of $64.4 million, net of cash acquired of $2.3 million. This acquisition furthers our strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo’s expertise with Adobe Experience Manager and other Adobe applications complements our existing end-to-end client solution that seamlessly integrates digital content, e-commerce, data analytics, and marketing operations. Goodwill arising from the acquisition amounting to $44.3 million has been allocated among our three reporting units as follows: Financial Services in the amount of $4.2 million, Consumer and Healthcare in the amount of $7.1 million and High Tech and Manufacturing in the amount of $33.1 million, using a relative fair value allocation method. Goodwill arising from this acquisition is deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.8 million. This amount represents cash consideration of $137.2 million, net of cash acquired of $11.6 million. This acquisition increased the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $87.9 million has been allocated among our three reporting units as follows: Financial Services in the amount of $2.6 million, Consumer and Healthcare in the amount of $22.5 million and High Tech and Manufacturing in the amount of $62.7 million, using a relative fair value allocation method. Goodwill arising from this acquisition is not deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supported our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-

business and business-to-consumer. Additionally, this acquisition expanded our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based-ecommerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated among two of our reporting units as follows: Consumer and Healthcare in the amount of $30.4 million and High Tech and Manufacturing in the amount of $6.6 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On November 12, 2019, we acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expanded our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period, which is included in the purchase consideration. The amount of deferred consideration ultimately payable to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: Financial Services in the amount of $17.0 million, Consumer and Healthcare in the amount of $43.0 million and High Tech and Manufacturing in the amount of $117.2 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2021. These have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2021 and 2022.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2021	2022	2021	2022	2022 vs. 2021	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$406.5	$488.5	$779.7	$955.3	20.2%	22.5%
Digital Operations	581.7	600.6	1,154.5	1,202.3	3.3%	4.1%
Total net revenues	$988.1	$1,089.1	$1,934.2	$2,157.6	10.2%	11.5%
Cost of revenue	633.0	714.3	1,233.9	1,400.2	12.8%	13.5%
Gross profit	355.1	374.9	700.3	757.4	5.6%	8.2%
Gross profit margin	35.9%	34.4%	36.2%	35.1%
Operating expenses
Selling, general and administrative expenses	204.2	233.1	404.9	470.4	14.2%	16.2%
Amortization of acquired intangible assets	14.6	10.9	30.7	22.2	(25.1)%	(27.7)%
Other operating (income) expense, net	(0.5)	21.2	(0.1)	21.2	NM*	NM*
Income from operations	136.9	109.7	264.8	243.6	(19.9)%	(8.0)%
Income from operations as a percentage of net revenues	13.9%	10.1%	13.7%	11.3%
Foreign exchange gains (losses), net	5.5	1.1	8.8	5.4	(79.2)%	(38.1)%
Interest income (expense), net	(13.1)	(11.2)	(25.4)	(23.3)	(14.4)%	(8.4)%
Other income (expense), net	6.1	(4.3)	7.5	(4.7)	(169.9)%	(162.3)%
Income before income tax expense	135.4	95.4	255.6	221.1	(29.6)%	(13.5)%
Income tax expense	32.7	23.7	61.7	53.2	(27.6)%	(13.7)%
Net income	$102.7	$71.7	$194.0	$167.8	(30.2)%	(13.5)%
Net income as a percentage of net revenues	10.4%	6.6%	10.0%	7.8%
*Not Meaningful

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net revenues. Our net revenues were $1,089.1 million in the second quarter of 2022, up 101.0 million, or 10.2%, from $988.1 million in the second quarter of 2021. The growth in our net revenues was primarily driven by strong performance in Data-Tech-AI services.
Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, U.K. pound sterling, Japanese yen and Australian dollar against the U.S. dollar, our net revenues grew 12.3% in the second quarter of 2022 compared to the second quarter of 2021 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 11.9% to approximately 114,300 in the second quarter of 2022 from approximately 102,100 in the second quarter of 2021.

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$406.5	$488.5	20.2%
Digital Operations	581.7	600.6	3.3%
Total net revenues	$988.1	$1,089.1	10.2%

Net revenues from Data-Tech-AI services in the second quarter of 2022 were $488.5 million, up $82.0 million, or 20.2%, from $406.5 million in the second quarter of 2021. This increase was largely driven by growth in our cloud-based data solutions across our focus areas of supply chain management, sales and commercial, and risk in the second quarter of 2022 compared to the second quarter of 2021.

Net revenues from Digital Operations services in the second quarter of 2022 were $600.6 million, up $18.9 million, or 3.3%, from $581.7 million in the second quarter of 2021, primarily due to deal ramp-ups from recently signed client engagements.
Revenues by segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$249.8	$292.6	17.2%
Consumer and Healthcare	373.1	406.3	8.9%
High Tech and Manufacturing	358.1	405.5	13.2%
Total reportable segment	980.9	1,104.3	12.6%
Others	7.2	(15.2)	(310.8)%
Net revenues	988.1	1,089.1	10.2%
Business held for sale	—	(4.9)	(100.0)%
Net revenues (excluding business held for sale)	$988.1	$1,084.2	9.7%

Net revenues from our Financial Services segment increased by 17.2% in the second quarter of 2022 compared to the second quarter of 2021, largely due to services provided to fintech companies and digital banks as well as continued
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

demand for our risk services from traditional banks. Net revenues from our Consumer and Healthcare segment increased by 8.9% in the second quarter of 2022 compared to the second quarter of 2021, largely driven by an increase in sales and commercial services and supply chain management engagements. Net revenues from our High Tech and Manufacturing segment increased by 13.2% in the second quarter of 2022 compared to the second quarter of 2021, largely driven by supply chain management and finance and accounting engagements with both new and existing clients. Net revenues from "Others" in the table above primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. Net revenues from "Business held for sale" in the table above represents revenues from a business classified as held for sale with effect from April 1, 2022 as part of a series of actions we are taking to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $714.3 million in the second quarter of 2022, up $81.3 million, or 12.8%, from $633.0 million in the second quarter of 2021. The increase in cost of revenue in the second quarter of 2022 compared to the second quarter of 2021 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement cost as well as wage inflation, and (iii) higher travel related expenses. This increase was partially offset by a decrease in depreciation and amortization and infrastructure expenses in the second quarter of 2022 compared to the second quarter of 2021. We also recorded an employee severance charge as part of our restructuring in the second quarter of 2022 while no corresponding charge was recorded in the second quarter of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin decreased from 35.9% in the second quarter of 2021 to 34.4% in the second quarter of 2022. Excluding the impact of an employee severance charge of $8.4 million, gross margin was 35.2% in the second quarter of 2022. The decrease in gross margin, excluding the impact of an employee severance charge, was primarily due to higher personnel expenses, higher talent replacement cost, higher wage inflation and higher travel related expenses, partially offset by increased productivity due to improved utilization of our Data-Tech-AI resources, in the second quarter of 2022 compared to the second quarter of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues increased from 20.7% in the second quarter of 2021 to 21.4% in the second quarter of 2022. Excluding the impact of an employee severance charge of $8.7 million, SG&A expenses as a percentage of total net revenues were 20.6% in the second quarter of 2022. SG&A expenses were $233.1 million in the second quarter of 2022, up $28.9 million, or 14.2%, from the second quarter of 2021. The increase in SG&A expenses, excluding the impact of an employee severance charge, was primarily due to higher sales and marketing expenses, an increase in research and development costs related to cloud-based offerings and other prioritized service lines in the second half of 2021, increased travel related expenses and increased staffing as well as wage inflation in the second quarter of 2022 compared to the second quarter of 2021, largely offset by operational leverage.

Amortization of acquired intangibles. Amortization of acquired intangibles was $10.9 million in the second quarter of 2022, down $3.7 million, or 25.1%, from the second quarter of 2021. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by amortization expense related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net. Other operating expense (net of income) was $21.2 million in the second quarter of 2022 compared to other operating income (net of expense) of $0.5 million in the second quarter of 2021. The change in operating income/expense was due to a charge of $20.3 million related to the abandonment of various office premises and an impairment charge of $1.4 million related to tangible assets, both of which were taken as part of a restructuring in the second quarter of 2022. No corresponding charges were recorded in the second quarter of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.9% in the second quarter of 2021 to 10.1% in the second quarter of 2022. Income from operations decreased by $27.2 million from $136.9 million in the second quarter of 2021 to $109.7 million in the second quarter of 2022, primarily due to the restructuring discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $1.1 million in the second quarter of 2022 compared to $5.5 million in the second quarter of 2021. The gains in the second quarters of 2022 and 2021 were primarily due to the depreciation of the Indian rupee against the U.S. dollar during each period.
Interest income (expense), net.  Our interest expense (net of interest income) was $11.2 million in the second quarter of 2022, down $1.9 million from $13.1 million in the second quarter of 2021, primarily due to a $2.5 million decrease in interest expense, offset by a $0.6 million decrease in interest income. The decrease in interest expense was largely due to the repayment in the second quarter of 2022 of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017, partially offset by a higher outstanding balance on our revolving credit facility in the second quarter of 2022 compared to the second quarter of 2021, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 2.9% in the second quarter of 2021 to 2.7% in the second quarter of 2022.
Other income (expense), net. Our other expense (net of income) was $4.3 million in the second quarter of 2022 compared to other income (net of expense) of $6.1 million in the second quarter of 2021. This change was primarily due to losses on changes in the fair value of assets in our deferred compensation plan in the second quarter of 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in the second quarter of 2021 and the settlement of certain pre-GE divestiture related tax liabilities in the second quarter of 2021, for which we were indemnified by GE.
Income tax expense. Our income tax expense was $23.7 million in the second quarter of 2022, down from $32.7 million in the second quarter of 2021, due to lower pre-tax income, representing an effective tax rate (“ETR”) of 24.8% in the second quarter of 2022, up from 24.2% in the second quarter of 2021. The increase in our ETR was primarily due to lower discrete benefits recorded in the second quarter of 2022, partially offset by lower tax rates in certain jurisdictions.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 6.6% in the second quarter of 2022, down from 10.4% in the second quarter of 2021. Net income decreased from $102.7 million in the second quarter of 2021 to $71.7 million in the second quarter of 2022, primarily due to the restructuring discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $5.8 million from $177.0 million in the second quarter of 2021 to $182.8 million in the second quarter of 2022. Our AOI margin decreased from 17.9% in the second quarter of 2021 to 16.9% in the second quarter of 2022 as a result of lower gross margin, higher sales and marketing expenses, an increase in investments in research and development related to cloud-based offerings and other prioritized service lines in the second half of 2021 and travel related expenses in the second quarter of 2022 compared to the second quarter of 2021. In calculating our AOI margin for the second quarter of 2022, we adjusted total net revenues to exclude revenues from the business designated as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses, (v) any business held for sale, (vi) restructuring expenses, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI in the second quarter of 2022. No corresponding charge was recorded in the second quarter of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

During the second quarter of 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. We have classified the assets and liabilities of this business as held for sale and have recorded net revenues and a loss of $4.9 million and $7.2 million, respectively, for the second quarter of 2022. This loss was excluded from AOI in the second quarter of 2022. There was no corresponding loss to exclude in the second quarter of 2021, as this business was not designated as held for sale during such period. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2021 and 2022:

	Three months ended June 30,
	2021	2022
	(dollars in millions)
Net income	$102.7	$71.7
Foreign exchange (gains) losses, net	(5.5)	(1.1)
Interest (income) expense, net	13.1	11.2
Income tax expense	32.7	23.7
Stock-based compensation	19.7	20.4
Amortization and impairment of acquired intangible assets	14.3	10.9
Restructuring expense	—	38.8
Loss relating to business held for sale	—	7.2
Adjusted income from operations	$177.0	$182.8

The following table sets forth our AOI by segment for the three months ended June 30, 2021 and 2022:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$34.1	$36.7	7.5%
Consumer and Healthcare	63.2	55.4	(12.3)%
High Tech and Manufacturing	68.0	70.2	3.1%
Total reportable segment	165.3	162.2	(1.9)%
Others	11.7	13.4	13.9%
Total	177.0	175.6	(0.8)%
Loss relating to business held for sale	—	7.2	100.0%
Adjusted income from operations	$177.0	$182.8	3.3%

AOI of our Financial Services segment increased to $36.7 million in the second quarter of 2022 from $34.1 million in the second quarter of 2021, primarily due to higher revenues, partially offset by higher talent replacement cost as well as wage inflation. AOI of our Consumer and Healthcare segment decreased to $55.4 million in the second quarter of 2022 from $63.2 million in the second quarter of 2021, largely due to increased investment in resources, higher talent replacement costs and the impact of wage inflation, partially offset by higher revenues. AOI of our High Tech and Manufacturing segment increased to $70.2 million in the second quarter of 2022 from $68.0 million in the second quarter of 2021, primarily driven by higher revenues, partially offset by higher talent replacement costs as well as wage inflation. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note 19—“Segment reporting” and Note 8—"Assets and liabilities held for sale" under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six months ended June 30, 2022 Compared to the Six months ended June 30, 2021
Net revenues. Our net revenues were $2,157.6 million in the first half of 2022, up $223.4 million, or 11.5%, from $1,934.2 million in the first half of 2021. The growth in our net revenues was from both Data-Tech-AI and Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, U.K. pound sterling, Japanese yen and Australian dollar against the U.S. dollar, our net revenues grew 13.2% in the first half of 2022 compared to the first half of 2021 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 14.4% to approximately 113,900 in the first half of 2022 from approximately 99,600 in the first half of 2021.

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$779.7	$955.3	22.5%
Digital Operations	1,154.5	1,202.3	4.1%
Total net revenues	$1,934.2	$2,157.6	11.5%

Net revenues from Data-Tech-AI services in the first half of 2022 were $955.3 million, up $175.6 million, or 22.5%, from $779.7 million in the first half of 2021. This increase was largely driven by growth in our cloud-based data solutions across our focus areas of supply chain management, sales and commercial, and risk in the first half of 2022 compared to the first half of 2021.

Net revenues from Digital Operations services in the first half of 2022 were $1,202.3 million, up $47.8 million, or 4.1%, from $1,154.5 million in the first half of 2021, primarily due to increased deal ramp-ups from newly signed client engagements.

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$492.1	$568.8	15.6%
Consumer and Healthcare	713.1	810.4	13.6%
High Tech and Manufacturing	715.0	800.4	11.9%
Total reportable segment	1,920.2	2,179.6	13.5%
Others	14.0	(22.0)	(257.3)%
Net revenues	1,934.2	2,157.6	11.6%
Business held for sale	—	(4.9)	(100.0)%
Net revenues (excluding business held for sale)	$1,934.2	$2,152.7	11.3%

Net revenues from our Financial Services segment increased by 15.6% in the first half of 2022 compared to the first half of 2021, largely due to services provided to fintech companies and digital banks as well as continued demand for our risk services from traditional banks. Net revenues from our Consumer and Healthcare segment increased by 13.6% in the first half of 2022 compared to the first half of 2021, largely driven by sales and commercial services and supply chain management engagements as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from our High Tech and Manufacturing segment increased by 11.9% in the first half of 2022 compared to the first half of 2021, largely driven by supply chain management and finance and accounting engagements with both new and existing clients, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. Net revenues from "Business held for sale" in the table above represents revenues from a business classified as held for sale with effect from April 1, 2022 as part of a series of actions we are taking to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $1,400.2 million in the first half of 2022, up $166.3 million, or 13.5%, from $1,233.9 million in the first half of 2021. The increase in our cost of revenue in the first half of 2022 compared to the first half of 2021 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement cost as well as wage inflation, and (iii) higher travel related expenses. This increase was partially offset by a decrease in depreciation and amortization, infrastructure expenses and communication expenses. We also recorded an employee severance charge as part of the restructuring we undertook in the first half of 2022, while no corresponding charge was recorded in the first half of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin decreased from 36.2% in the first half of 2021 to 35.1% in the first half of 2022. Excluding the impact of an employee severance charge of $8.4 million, gross margin was 35.5% in the first half of 2022. The decrease in gross margin, excluding the impact of an employee severance charge, was primarily due to higher personnel expenses, higher talent replacement cost and wage inflation, and higher travel related expenses in the first half of 2022 compared to the first half of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues increased from 20.9% in the first half of 2021 to 21.8% in the first half of 2022. Excluding the impact of an employee severance charge of $8.7 million, SG&A expenses as a percentage of total net revenues were 21.4% in the first half of 2022. SG&A expenses were $470.4 million in the first half of 2022, up $65.5 million, from $404.9 million in the first half of 2021. The increase in SG&A expenses, excluding the impact of an employee severance charge, was primarily due to higher sales and marketing expenses, increased investments to support increased revenues, an increase in research and development costs related to cloud-based offerings and other prioritized service lines in the second half of 2021, travel related expenses and increased staffing as well as wage inflation in the first half of 2022 compared to the first half of 2021, partially offset by operational leverage.

Amortization of acquired intangibles. Amortization of acquired intangibles was $22.2 million in the first half of 2022, down $8.5 million, or 27.7%, from the first half of 2021. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by amortization expense related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net. Other operating expense (net of income) was $21.2 million in the first half of 2022 compared to other operating income (net of expense) of $0.1 million in the first half of 2021. The change in other operating expense/income was due to a charge of $20.3 million related to the abandonment of various office premises and an impairment charge of $1.4 million related to tangible assets, both of which were taken as part of a restructuring in the first half of 2022. No corresponding charges were recorded in the first half of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.7% in the first half of 2021 to 11.3% in the first half of 2022. Income from operations decreased by $21.2 million from $264.8 million in the first half of 2021 to $243.6 million in the first half of 2022, primarily due to the restructuring discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $5.4 million in the first half of 2022, compared to $8.8 million in the first half of 2021. The gain in the first half of 2022 and 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $23.3 million in the first half of 2022, down $2.1 million from $25.4 million in the first half of 2021, primarily due to a $2.0 million decrease in interest expense and a $0.1 million increase in interest income. The decrease in interest expense was largely due to the repayment of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017, partially offset by interest expense related to our $350 million aggregate principal amount of 1.750% senior notes issued in March 2021, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.0% in the first half of 2021 to 2.8% in the first half of 2022.
Other income (expense), net. Our other expense (net of income) was $4.7 million in the first half of 2022 compared to other income (net of expense) of $7.5 million in the first half of 2021. This change was largely attributable to losses on changes in the fair value of assets in our deferred compensation plan in the first half of 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in the first half of 2021 and the settlement of certain pre-GE divestiture related tax liabilities in the first half of 2021, for which we were indemnified by GE.
Income tax expense. Our income tax expense was $53.2 million in the first half of 2022, down from $61.7 million in the first half of 2021, due to lower pre-tax income, representing an ETR of 24.1% in the first half of 2022, consistent with the first half of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 7.8% in the first half of 2022, down from 10.0% in the first half of 2021. Net income decreased by $26.1 million from $194.0 million in the first half of 2021 to $167.8 million in the first half of 2022, primarily due to the restructuring discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $3.1 million from $339.7 million in the first half of 2021 to $342.8 million in the first half of 2022. Our AOI margin decreased to 15.9% in the first half of 2022 from 17.6% in the first half of 2021. This decrease was due to lower gross margins, higher sales and marketing expenses, an increase in investments in research and development related to cloud-based offerings and other prioritized service lines in the second half of 2021 and travel related expenses in the first half of 2022 compared to the first half of 2021. In calculating our AOI margin for the first half of 2022, we adjusted total net revenues to exclude revenues from the business designated as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) any business held for sale, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the first half of 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI in the first half of 2022. No corresponding charge was recorded in the first half of 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the first half of 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. We have classified the assets and liabilities of this business as held for sale and have recorded net revenues and loss of $4.9 million and $7.2 million, respectively, for the first half of 2022. This loss was excluded from AOI in the first half of 2022, and there was no corresponding loss to exclude in the first half of 2021, as this business was not designated as held for sale during such period. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the six months ended June 30, 2021 and 2022:

	Six months ended June 30,
	2021	2022
	(dollars in millions)
Net income	$194.0	$167.8
Foreign exchange (gains) losses, net	(8.8)	(5.4)
Interest (income) expense, net	25.4	23.3
Income tax expense	61.7	53.2
Stock-based compensation	37.1	35.7
Amortization and impairment of acquired intangible assets	30.3	22.2
Restructuring expense	—	38.8
Loss relating to business held for sale	—	7.2
Adjusted income from operations	$339.7	$342.8

The following table sets forth our AOI by segment for the six months ended June 30, 2021 and 2022:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$66.5	$61.7	(7.1)%
Consumer and Healthcare	121.0	108.7	(10.1)%
High Tech and Manufacturing	135.7	138.3	1.9%
Total reportable segment	323.1	308.7	(4.4)%
Others	16.6	26.9	61.8%
Total	339.7	335.6	(1.2)%
Loss relating to business held for sale	—	7.2	100.0%
Adjusted income from operations	$339.7	$342.8	0.9%

AOI of our Financial Services segment decreased from $66.5 million in the first half of 2021 to $61.7 million in the first half of 2022, primarily due to higher talent replacement cost and the impact of wage inflation, partially offset by higher revenues in the first half of 2022 compared to the first half of 2021. AOI of our Consumer and Healthcare segment decreased from $121.0 million in the first half of 2021 to $108.7 million in the first half of 2022, primarily due to higher investment in resources, higher talent replacement cost and the impact of wage inflation, partially offset by higher revenues in the first half of 2022 compared to the first half of 2021. AOI of our High Tech and Manufacturing segment increased to $138.3 million in the first half of 2022 from $135.7 million in the first half of 2021 due to higher revenues, partially offset by higher talent replacement cost as well as wage inflation. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note 8—"Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2021 and June 30, 2022 is presented below:

	As of December 31, 2021	As of June 30, 2022	Percentage Change Increase/(Decrease)
	(dollars in millions)		2022 vs. 2021
Cash and cash equivalents	$899.5	$460.4	(48.8)%
Short-term borrowings	—	250.0	NM*
Long-term debt due within one year	383.4	33.6	(91.2)%
Long-term debt other than the current portion	1,272.5	1,256.3	(1.3)%
Genpact Limited total shareholders’ equity	$1,897.1	$1,750.4	(7.7)%
 *Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021 and June 23, 2021, we paid a dividend of $0.1075 per share, amounting to $20.1 million and $20.1 million in the aggregate, to shareholders of record as of March 10, 2021 and June 11, 2021, respectively.

On February 10, 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of our common shares. On March 23, 2022 and June 24, 2022, we paid a dividend of $0.125 per share, amounting to $23.1 million and $22.9 million in the aggregate, to shareholders of record as of March 10, 2022 and June 10, 2022, respectively.

As of June 30, 2022, $454.7 million of our $460.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $3.3 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.6 million of retained earnings. $451.4 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $186.9 million remained available as of June 30, 2022. Since our share repurchase program was initially authorized in 2015, we have repurchased 50,827,029 of our common shares at an average price of $30.75 per share, for an aggregate purchase price of $1,563.1 million.

During the six months ended June 30, 2022, we repurchased 3,439,952 of our common shares on the open market at a weighted average price of $44.19 per share for an aggregate cash amount of $152.0 million. During the six months ended June 30, 2021, we repurchased 3,592,409 of our common shares on the open market at a weighted average price of 40.96 per share for an aggregate cash amount of $147.2 million. All repurchased shares have been retired.

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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Net cash provided by/ (used for):
Operating activities	$237.8	$(11.9)	(105.0)%
Investing activities	(29.0)	(29.0)	0.1%
Financing activities	(130.5)	(357.2)	173.8%
Net increase in cash and cash equivalents	$78.3	$(398.2)	(608.6)%

Cash flows used for operating activities.  Net cash used for operating activities was $11.9 million in the six months ended June 30, 2022, compared to net cash provided by operating activities of $237.8 million in the six months ended June 30, 2021. This change was primarily due to (i) a $231.3 million increase in operating assets and liabilities driven by increased investment in accounts receivable, higher tax payments (net of tax refunds), and higher employee and vendor related payments in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and (ii) a $24.8 million decrease in net income in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The change was offset by a $6.4 million increase in non-cash expense, primarily due to the write-down of operating lease right-of-use assets and other assets as part of our restructuring, partially offset by lower depreciation and amortization expense in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash flows used for investing activities. Our net cash used for investing activities was $29.0 million in the six months ended June 30, 2022 and 2021, respectively. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets was $6.6 million higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Cash used for business combinations was $6.6 million in the six months ended June 30, 2021, while no such payments were made in the six months ended June 30, 2022.

Cash flows used for financing activities. Our net cash used for financing activities was $357.2 million in the six months ended June 30, 2022 compared to $130.5 million in the six months ended June 30, 2021. This change was primarily due to (i) the repayment of borrowings (net of proceeds and debt issuance cost) of $117.0 million in the six months ended June 30, 2022 compared to proceeds from borrowings (net of repayment and debt issuance cost) of $81.0 million in the six months ended June 30, 2021, (ii) an increase in payments for the net settlement of stock-based awards, amounting to $44.5 million in the six months ended June 30, 2022 compared to $30.4 million in the six months ended June 30, 2021, (iii) a decrease in proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $8.4 million in the six months ended June 30, 2022 compared to $14.8 million in the six months ended June 30, 2021, (iv) higher dividend payments, amounting to $46.1 million in the six months ended June 30, 2022 compared to $40.2 million in the six months ended June 30, 2021, and (v) higher payments for stock purchased and retired (including payment for expenses related to stock repurchase activity), amounting to $152.1 million in the six months ended June 30, 2022 compared to $147.2 million in the six months ended June 30, 2021. This change was partially offset by payments for earn-out consideration, amounting to $2.6 million in the six months ended June 30, 2021, while no earn-out related payments were made in the six months ended June 30, 2022.

Financing Arrangements
As of December 31, 2021 and June 30, 2022, our outstanding term loan, net of debt amortization expense of $0.7 million and $0.5 million, respectively, was $560.3 million and $543.5 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and June 30, 2022, the limits available under such facilities were $24.7 million and $23.5 million, respectively, of which $5.8 million and $5.5 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2021 and June 30, 2022, a total of $2.0 million and $252.0 million, respectively, of our revolving credit facility was utilized, of which $0 million and $250.0 million, respectively, constituted funded drawdown and $2.0 million and $2.0 million, respectively, constituted non-funded drawdown.
Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”). The 2017 Senior Notes were fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million incurred in connection with the 2017 Senior Notes offering was amortized over the life of the notes as additional interest expense. As of December 31, 2021 and June 30, 2022, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.1 million and $0 million, respectively, was $349.9 million and $0 million, respectively. On April 1, 2022, the maturity date of 2017 Senior Notes, the 2017 Senior Notes were fully repaid.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2021 and June 30, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.7 million and $1.4 million, was $398.3 million and $398.6 million, respectively, which is payable on December 1, 2024.
Genpact Luxembourg and Genpact USA, Inc. ("Genpact USA"), both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2021 and June 30, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.6 million and $2.3 million, respectively, was $347.4 million and $347.7 million, respectively, which is payable on April 10, 2026.
We pay interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively.
For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2021 and June 30, 2022, we have a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2021 and June 30, 2022 was $7.1 million and $40.1 million, respectively. The principal amount outstanding against this facility as of December 31, 2021 and June 30, 2022 was $0 million and $25.0 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and six months ended June 30, 2021 and 2022 was $0 million and $0.1 million, respectively, and $0 million and $0.2 million, respectively.
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

Other Liquidity and Capital Resources Information

As of December 31, 2021 and June 30, 2022, we have purchase commitments, net of capital advances, of $13.3 million and $17.4 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 24—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of December 31, 2021 and June 30, 2022, we have operating and finance lease commitments of $420.6 million and $357.7 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of June 30, 2022, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $398.6 million and $347.3 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

The Company (with respect to all series of Senior Notes) and Genpact USA (with respect to the 2019 Senior Notes) have fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the 2019 Senior Notes, failing payment by Genpact Luxembourg when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company and Genpact USA shall be obligated to pay the same immediately. With respect to the 2021 Senior Notes, failing payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company shall be obligated to pay the same immediately. The Company and Genpact USA have agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.

The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2021	Six months ended June 30, 2022
	(dollars in millions)
Net revenues	$214.2	$80.7
Gross profit	214.2	80.7
Net income	102.7	29.4

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2021	Six months ended June 30, 2022
	(dollars in millions)
Royalty income	$4.4	$—
Revenue from services	209.8	80.7
Interest income (expense), net	33.0	12.4
Other cost, net	17.7	9.0

Summarized Balance Sheets	As of December 31, 2021	As of June 30, 2022
	(dollars in millions)
Assets
Current assets	$2,257.8	$2,057.8
Non-current assets	457.5	171.4

Liabilities
Current liabilities	$3,758.5	$3,483.9
Non-current liabilities	1,777.6	1,756.4

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2021	As of June 30, 2022
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$211.3	$123.5
Loans receivable	1,535.5	1,220.5
Investment in debentures/bonds	—	202.7
Others	410.1	461.0

Non-current assets
Investment in debentures/bonds	$296.1	$—
Others	31.5	49.3

Liabilities
Current liabilities
Loans payable	$2,431.2	$2,666.1
Others	914.0	519.3

Non-Current liabilities
Loans payable	$500.0	$500.0

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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2(n)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2022, we were party to interest rate swaps covering a total notional amount of $446 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.
We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2022 was $0.6 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2022	—	—	—	262,911,319
May 1-May 31, 2022	1,809,419	42.00	1,809,419	186,910,219
June 1-June 30, 2022	—	—	—	186,910,219
Total	1,809,419	42.00	1,809,419

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

10.1†
Genpact Limited 2017 Omnibus Incentive Compensation Plan (as amended and restated April 5, 2022)(incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 6, 2022).

22.1
List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Registration Statement on Form S-3ASR (File No. 333-265204) filed with the SEC on May 25, 2022).

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
Date: August 9, 2022
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer