Form 10-Q
period 2022-09-30
Genpact LTD
filed 2022-11-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2022
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
Yes ☐ No ☒
As of November 3, 2022, there were 183,258,135 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2021	As of September 30, 2022
Assets
Current assets
Cash and cash equivalents		$899,458	$518,680
Accounts receivable, net of allowance for credit losses of $24,329 and $20,437 as of December 31, 2021 and September 30, 2022, respectively	4	887,742	994,250
Prepaid expenses and other current assets	7	134,441	229,825
Assets of business held for sale	8	$—	$15,621
Total current assets		$1,921,641	$1,758,376

Property, plant and equipment, net	9	215,089	180,379
Operating lease right-of-use assets		270,603	191,371
Deferred tax assets	23	106,322	111,932
Intangible assets, net	10	169,635	101,226
Goodwill	10	1,731,027	1,680,932
Contract cost assets	20	238,794	218,137
Other assets, net of allowance for credit losses of $3,711 and $3,198 as of December 31, 2021 and September 30, 2022, respectively		322,158	294,319
Total assets		$4,975,269	$4,536,672

Liabilities and equity
Current liabilities
Short-term borrowings	11	$—	$200,000
Current portion of long-term debt	12	383,433	535,142
Accounts payable		24,984	27,925
Income taxes payable	23	47,353	107,172
Accrued expenses and other current liabilities	13	791,440	700,484
Operating leases liability		61,591	53,976
Liabilities of business held for sale	8	$—	$8,410
Total current liabilities		$1,308,801	$1,633,109

Long-term debt, less current portion	12	1,272,476	746,613
Operating leases liability		247,707	186,057
Deferred tax liabilities	23	3,942	3,634
Other liabilities	14	245,210	235,413
Total liabilities		$3,078,136	$2,804,826

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, $185,336,357 and 183,008,135 issued and outstanding as of December 31, 2021 and September 30, 2022, respectively		1,847	1,825
Additional paid-in capital		1,717,165	1,740,271
Retained earnings		732,474	745,172
Accumulated other comprehensive income (loss)		(554,353)	(755,422)
Total equity		$1,897,133	$1,731,846
Commitments and contingencies	24
Total liabilities and equity		$4,975,269	$4,536,672

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2021	2022	2021	2022
Net revenues	20	$1,015,737	$1,111,037	$2,949,934	$3,268,627
Cost of revenue		653,686	717,219	1,887,596	2,117,437
Gross profit		$362,051	$393,818	$1,062,338	$1,151,190
Operating expenses:
Selling, general and administrative expenses		215,957	231,436	620,857	701,828
Amortization of acquired intangible assets	10	13,898	10,604	44,624	32,805
Other operating (income) expense, net	21	(93)	20,937	(217)	42,157
Income from operations		$132,289	$130,841	$397,074	$374,400
Foreign exchange gains (losses), net		2,733	3,867	11,529	9,312
Interest income (expense), net	22	(12,765)	(13,399)	(38,198)	(36,691)
Other income (expense), net		1,480	(235)	8,966	(4,902)
Income before income tax expense		$123,737	$121,074	$379,371	$342,119
Income tax expense	23	21,351	25,231	83,008	78,427
Net income		$102,386	$95,843	$296,363	$263,692
Earnings per common share	18
Basic		$0.55	$0.52	$1.58	$1.43
Diluted		$0.53	$0.51	$1.54	$1.40
Weighted average number of common shares used in computing earnings per common share	18
Basic		187,856,026	183,312,013	187,945,234	184,456,047
Diluted		193,159,929	187,399,204	192,885,252	188,274,420

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Net income (loss)	$102,386	$95,843	$296,363	$263,692
Other comprehensive income:
Currency translation adjustments	(9,043)	(71,092)	(36,721)	(179,933)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	7,789	(14,198)	10,321	(23,056)
Retirement benefits, net of taxes	497	374	2,128	1,920
Other comprehensive income (loss)	(757)	(84,916)	(24,272)	(201,069)
Comprehensive income (loss)	$101,629	$10,927	$272,091	$62,623

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438
Issuance of common shares on exercise of options (Note 16)	60,000	—	1,573	—	—	1,573
Issuance of common shares under the employee stock purchase plan (Note 16)	71,499	1	3,022	—	—	3,023
Net settlement on vesting of restricted share units (Note 16)	19,992	—	(421)	—	—	(421)
Stock repurchased and retired (Note 17)	(627,092)	(6)	—	(30,005)	—	(30,011)
Expenses related to stock purchase (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	19,202	—	—	19,202
Comprehensive income (loss):
Net income (loss)	—	—	—	95,843	—	95,843
Other comprehensive income (loss)	—	—	—	—	(84,916)	(84,916)
Dividend ($0.1250 per common share, Note 17)	—	—	—	(22,873)	—	(22,873)
Balance as of September 30, 2022	183,008,135	$1,825	$1,740,271	$745,172	$(755,422)	$1,731,846

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 16)	110,000	1	2,955	—	—	2,956
Issuance of common shares under the employee stock purchase plan (Note 16)	253,377	3	10,083	—	—	10,086
Net settlement on vesting of restricted share units (Note 16)	74,934	1	(422)	—	—	(421)
Net settlement on vesting of performance units (Note 16)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 17)	(4,067,044)	(40)	—	(181,971)	—	(182,011)
Expenses related to stock purchase (Note 17)	—	—	—	(81)	—	(81)
Stock-based compensation expense (Note 16)	—	—	54,894	—	—	54,894
Comprehensive income (loss):
Net income (loss)	—	—	—	263,692	—	263,692
Other comprehensive income (loss)	—	—	—	—	(201,069)	(201,069)
Dividend ($0.3750 per common share, Note 17)	—	—	—	(68,942)	—	(68,942)
Balance as of September 30, 2022	183,008,135	$1,825	$1,740,271	$745,172	$(755,422)	$1,731,846

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2021	2022
Operating activities
Net income	$296,363	$263,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,344	68,169
Amortization of debt issuance costs	1,969	1,825
Amortization of acquired intangible assets	44,624	32,805
Write-down of intangible assets and property, plant and equipment	915	1,377
Impairment charge on intangible assets and goodwill held-for-sale	—	21,426
Allowance for credit losses	2,412	1,045
Unrealized (gain)/ loss on revaluation of foreign currency asset/liability	(4,252)	2,150
Stock-based compensation expense	58,604	54,894
Deferred tax benefit	(6,236)	(7,655)
Write-down of operating right-of-use assets and other assets	—	20,307
Others, net	806	323
Change in operating assets and liabilities:
Increase in accounts receivable	(78,626)	(121,038)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	43,071	(57,940)
Increase in accounts payable	11,138	6,755
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(74,085)	(132,524)
Increase in income taxes payable	68,430	58,431
Net cash provided by operating activities	$447,477	$214,042
Investing activities
Purchase of property, plant and equipment	(31,385)	(35,312)
Payment for internally generated intangible assets (including intangibles under development)	(3,907)	(2,972)
Proceeds from sale of property, plant and equipment	4,511	58
(Payment)/ refund for business acquisitions, net of cash acquired	(6,613)	973
Proceed from sale of investment	142	—
Net cash used for investing activities	$(37,252)	$(37,253)
Financing activities
Repayment of finance lease obligations	(8,659)	(10,305)
Payment of debt issuance costs	(3,018)	—
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(25,500)	(375,500)
Proceeds from short-term borrowings	—	250,000
Repayment of short-term borrowings	(250,000)	(50,000)
Proceeds from issuance of common shares under stock-based compensation plans	29,786	13,042
Payment for net settlement of stock-based awards	(33,467)	(44,942)
Payment of earn-out consideration	(2,556)	(2,437)
Dividend paid	(60,461)	(68,942)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(147,224)	(182,092)
Others	(6)	—
Net cash used for financing activities	$(151,105)	$(471,176)
Effect of exchange rate changes	(17,085)	(86,391)
Net increase/(decrease) in cash and cash equivalents	259,120	(294,387)
Cash and cash equivalents at the beginning of the period	680,440	899,458
Cash and cash equivalents at the end of the period	$922,475	$518,680
Supplementary information
Cash paid during the period for interest	$25,715	$30,430
Cash paid during the period for income taxes, net of refund	$38,040	$114,343
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 117,700 employees serving clients in key industry verticals from more than 30 countries.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,722. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers was $67,695, resulting in a recoverable of $973 on the closing date, which was subsequently recovered. The Company has made measurement period adjustments of $1,688 related to taxes, and this amount was outstanding as of September 30, 2022. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition furthers the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

In connection with this acquisition, the Company recorded $16,200 in customer-related intangibles and $2,400 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $46,033 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $4,338, to the Consumer and Healthcare segment in the amount of $7,321 and to the High Tech and Manufacturing segment in the amount of $34,374.

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

(b) Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of September 30, 2022. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

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

(c) SomethingDigital.Com LLC

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378. The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253. No portion of the purchase consideration is outstanding as of September 30, 2022.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(d) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470, resulting in a payable of $22,199. $2,517 of the total purchase consideration remains payable as of September 30, 2022. This acquisition expanded the Company’s capabilities in improving customer experience.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2021	Nine months ended September 30, 2022
Opening balance as of January 1	$27,707	$24,329
Additions charged/reversal released to cost and expense	910	1,558
Deductions/effect of exchange rate fluctuations	(4,288)	(5,450)
Closing balance	$24,329	$20,437

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Accounts receivable, net of allowance for credit losses (Continued)

Accounts receivable were $912,071 and $1,014,687, and allowances for credit losses were $24,329 and $20,437, resulting in net accounts receivable balances of $887,742 and $994,250 as of December 31, 2021 and September 30, 2022, respectively. As of September 30, 2022, the Company reclassified accounts receivable amounting to $4,653 as assets held for sale. See Note 8 for additional information.

In addition, deferred billings were $48,071 and $59,103 and allowances for credit losses on deferred billings were $3,711 and $3,198, resulting in net deferred billings balances of $44,360 and $55,905 as of December 31, 2021 and September 30, 2022, respectively.

During the nine months ended September 30, 2021 and 2022, the Company recorded a release of $541 and $513, respectively, to cost and expense on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company's consolidated balance sheet as of December 31, 2021 and September 30, 2022.

The Company has a revolving accounts receivable-based facility of $100,000 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2021 and September 30, 2022 was $7,053 and $67,439, respectively. The principal amount outstanding against this facility as of December 31, 2021 and September 30, 2022 was $0 and $27,302, respectively. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2021 and 2022 was $29 and $146, respectively, and $40 and $304, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2021 and September 30, 2022:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of September 30, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$35,625	$—	$35,625	$—
Deferred compensation plan assets (Note a, e)	37,183	—	—	37,183
Total	$72,808	$—	$35,625	$37,183
Liabilities
Earn-out consideration (Note b, d)	$2,517	$—	$—	$2,517
Derivative instruments (Note b, c)	59,199	—	59,199	—
Deferred compensation plan liability (Note b, f)	36,583	—	—	36,583
Total	$98,299	$—	$59,199	$39,100

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2021 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Opening balance	$5,716	$5,406	$8,272	$5,406
Payments made on earn-out consideration (Note a)	—	(2,437)	(2,556)	(2,437)
Change in fair value of earn-out consideration (Note b)	$—	$(452)	$—	$(452)
Others (Note c)	440	$—	440	$—
Closing balance	$6,156	$2,517	$6,156	$2,517

(a)Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities,” amounting to $440 for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2022.

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2021 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Opening balance	$35,533	$38,422	$26,832	$38,584
Additions (net of redemption)	857	725	6,816	8,610
Change in fair value of deferred compensation plan assets (Note a)	(84)	(1,964)	2,658	(10,011)
Closing balance	$36,306	$37,183	$36,306	$37,183

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2021 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Opening balance	$35,034	$37,833	$26,390	$38,007
Additions (net of redemption)	840	727	6,799	8,611
Change in fair value of deferred compensation plan liabilities (Note a)	(159)	(1,977)	2,526	(10,035)
Closing balance	$35,715	$36,583	$35,715	$36,583

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,348,600	$1,617,900	$26,247	$(42,942)
United States Dollars (sell) Mexican Peso (buy)	23,750	31,000	140	484
United States Dollars (sell) Philippines Peso (buy)	75,600	78,600	(2,215)	(6,548)
Euro (sell) United States Dollars (buy)	120,994	104,785	2,634	12,786
Singapore Dollars (buy) United States Dollars (sell)	3,655	48,736	65	(1,140)
Euro (sell) Romanian Leu (buy)	47,506	42,726	(233)	380
Japanese Yen (sell) Chinese Renminbi (buy)	10,440	3,124	202	394
United States Dollars (sell) Chinese Renminbi (buy)	45,000	11,250	120	(872)
Pound Sterling (sell) United States Dollars (buy)	49,031	29,917	545	4,291
United States Dollars (sell) Hungarian Font (buy)	39,000	22,500	(2,174)	(3,238)
Hungarian Font (Sell) Euro (buy)	2,828	—	(17)	—
Australian Dollars (sell) Indian Rupees (buy)	97,053	74,719	1,234	4,699
USD (Sell) Polish Zloty (buy)	—	24,000	—	(2,515)
Japanese Yen (sell) US Dollar (buy)	—	10,000	—	808
Israel Shekel (sell) US Dollar (buy)	—	3,000	—	107
South African Rand (sell) US Dollar (buy)	—	15,000	—	764
Interest rate swaps (floating to fixed)	460,135	439,220	(7,732)	8,968
			$18,816	$(23,574)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022
Assets
Prepaid expenses and other current assets	$16,064	$27,363	$3,130	$2,727
Other assets	$14,876	$5,524	$—	$11

Liabilities
Accrued expenses and other current liabilities	$11,408	$32,150	$1,090	$16,971
Other liabilities	$2,756	$10,078	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2022 was $571.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2021			2022
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(7,883)	$1,355	$(6,528)	$8,284	$(3,078)	$5,206
Net gains (losses) reclassified into statement of income on completion of hedged transactions	2,443	(526)	1,917	(2,274)	(153)	(2,427)
Changes in fair value of effective portion of outstanding derivatives, net	11,984	(2,278)	9,706	(19,328)	2,703	(16,625)
Gain (loss) on cash flow hedging derivatives, net	9,541	(1,752)	7,789	(17,054)	2,856	(14,198)
Closing balance	$1,658	$(397)	$1,261	$(8,770)	$(222)	$(8,992)

	Nine months ended September 30,
	2021			2022
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064
Net gains (losses) reclassified into statement of income on completion of hedged transactions	6,361	(1,463)	4,898	(2,551)	(423)	(2,974)
Changes in fair value of effective portion of outstanding derivatives, net	18,940	(3,721)	15,219	(28,789)	2,759	(26,030)
Gain (loss) on cash flow hedging derivatives, net	12,579	(2,258)	10,321	(26,238)	3,182	(23,056)
Closing balance	$1,658	$(397)	$1,261	$(8,770)	$(222)	$(8,992)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022		2021	2022	2021	2022
Forward foreign exchange contracts	$12,175	$(22,264)	$17,457	$(42,948)	Revenue	$416	$1,089	$515	$2,269
Interest rate swaps	$(191)	$2,936	$667	$14,159	Cost of revenue	3,160	(3,334)	9,288	(2,284)
Treasury rate lock	$—	$—	$816	$—	Selling, general and administrative expenses	849	(566)	2,513	(116)
					Interest expense	(1,982)	537	(5,955)	(2,420)
	$11,984	$(19,328)	$18,940	$(28,789)		$2,443	$(2,274)	$6,361	$(2,551)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2021 and 2022, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2021	2022	2021	2022
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$3,938	$(12,705)	$8,775	$(29,649)
		$3,938	$(12,705)	$8,775	$(29,649)

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2021	As of September 30, 2022
Advance income and non-income taxes	$28,075	$110,908
Contract asset (Note 20)	8,506	14,506
Prepaid expenses	38,528	44,341
Derivative instruments	19,194	30,090
Employee advances	2,797	3,199
Deposits	5,839	4,970
Advances to suppliers	804	797
Others	30,698	21,014
	$134,441	$229,825

As of September 30, 2022, the Company reclassified certain prepaid expenses and other current assets amounting to $1,200 to assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Assets and liabilities held for sale

The Company is taking actions to realign its portfolio to focus on emerging solutions where it sees the greatest opportunities for growth, and deprioritizing assets that no longer fit with its long-term strategy. Pursuant to a plan approved by management in the second quarter of 2022, the Company is in the process of divesting a business that comprises part of the Company's Consumer and Healthcare segment.

It is the Company’s intention to complete the sale of this business within the twelve months following the end of the second quarter of 2022. Accordingly, the Company classified this business as held for sale during the second quarter of 2022.

As a result, the Company classified $37,047 of assets (before recording an impairment charge of $21,426) and $8,410 of liabilities as held for sale as of September 30, 2022.

During the three and nine months ended September 30, 2022, the Company recorded a non-cash impairment charge of $21,426 to adjust the carrying amount of assets to their fair value. Of the total impairment charge of $21,426, $19,801 pertains to intangible assets and $1,625 pertains to goodwill. The impairment loss has been recorded in "other operating (income) expense, net" in the consolidated statement of income. See Note 10 for additional information.

The components of assets and liabilities of the business classified as held for sale (after recording an impairment charge) in the consolidated balance sheet consist of the following:

As of September 30, 2022
Accounts receivable	$4,653
Prepaid expense and other current assets	1,200
Property, plant and equipment, net	18
Intangible assets, net	6,370
Contract cost assets	1,417
Other assets	1,963
Assets of business held for sale	$15,621

Accounts payable	$410
Accrued expenses and other current liabilities	7,141
Other liabilities	859
Liabilities of business held for sale	$8,410

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2021	As of September 30, 2022
Property, plant and equipment, gross	$818,452	$754,762
Less: Accumulated depreciation and amortization	(603,363)	(574,383)
Property, plant and equipment, net	$215,089	$180,379

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2021 and 2022 was $46,305 and $42,102, respectively, and for the three months ended September 30, 2021 and 2022 was $14,131 and $13,442, respectively. Computer software amortization for the nine months ended September 30, 2021 and 2022 was $4,469 and $3,874, respectively, and for the three months ended September 30, 2021 and 2022 was $1,461 and $1,192, respectively. The Company recorded a write-down to certain property, plant and equipment during the three and nine months ended September 30, 2021 and 2022, as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Property, plant and equipment, net (Continued)

As of September 30, 2022, the Company reclassified certain property, plant and equipment with a gross carrying value and accumulated depreciation of $368 and $350, respectively, to assets held for sale. See Note 8 for additional information.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2021 and nine months ended September 30, 2022:

	For the year ended December 31, 2021	For the nine months ended September 30, 2022
Opening balance	1,695,688	1,731,027
Goodwill relating to acquisitions consummated during the period	44,216	—
Impact of measurement period adjustments	1,205	1,817
Reclassified as held for sale	—	(1,625)
Effect of exchange rate fluctuations	(10,082)	(50,287)
Closing balance	1,731,027	1,680,932

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2021:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	4,167	7,032	33,017	44,216
Impact of measurement period adjustments	35	309	861	1,205
Effect of exchange rate fluctuations	(3,117)	(3,795)	(3,170)	(10,082)
Closing balance	421,257	611,120	698,650	1,731,027

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	421,257	611,120	698,650	1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Reclassified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(13,796)	(18,143)	(18,348)	(50,287)
Closing balance	407,632	591,641	681,659	1,680,932

As of September 30, 2022, the Company reclassified goodwill (before impairment) amounting to $1,625 attributable to its Consumer and Healthcare segment as assets held for sale. See Note 8 for additional information.

The total amount of goodwill deductible for tax purposes was $326,795 and $305,244 (including goodwill reclassified as held for sale) as of December 31, 2021 and September 30, 2022, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2021			As of September 30, 2022
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$489,974	$394,688	$95,286	$471,875	$402,357	$69,518
Marketing-related intangible assets	98,870	76,663	22,207	97,710	81,215	16,495
Technology-related intangible assets	171,772	119,630	52,142	125,497	110,284	15,213
	$760,616	$590,981	$169,635	$695,082	$593,856	$101,226

As of September 30, 2022, the Company reclassified certain intangible assets (before impairment) with a gross carrying value and accumulated amortization of $50,432 and $24,261, respectively, to assets held for sale. See Note 8 for additional information.
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2021 and 2022 were $44,624 and $32,805, respectively, and for the three months ended September 30, 2021 and 2022 were $13,898 and $10,604, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the nine months ended September 30, 2021 and 2022 were $18,841 and $12,264, respectively, and for the three months ended September 30, 2021 and 2022 were $6,919 and $2,595, respectively.

During the three and nine months ended September 30, 2021 and 2022, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decisions to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $915 and $1,377 for the nine months ended September 30, 2021 and 2022, respectively, and zero for the three months ended September 30, 2021 and 2022, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The summary below presents the impairment charges (on intangibles and goodwill) and write-downs (on property, plant and equipment) recorded for various categories of assets during the three and nine months ended September 30, 2021 and September 30, 2022:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Technology related intangibles	$—	$19,116	$205	$19,116
Customer related intangibles	—	685	—	685
Goodwill	—	1,625	—	1,625
Total intangibles and goodwill	$—	$21,426	$205	$21,426
Property, plant and equipment	$—	$—	$710	$1,377
Total property, plant and equipment	$—	$—	$710	$1,377
Total impairment and write-down	$—	$21,426	$915	$22,803

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and September 30, 2022, the limits available were $24,727 and $22,869, respectively, of which $5,848 and $5,025, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018. The amended credit facility expires on August 8, 2023. The Company is in the process of refinancing its credit facility, and is currently in negotiation with various financial institutions, and the refinancing is expected to close in the fourth quarter of 2022. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2021 and September 30, 2022. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2021 and September 30, 2022. As of December 31, 2021 and September 30, 2022, a total of $2,017 and $202,658, respectively, was utilized, of which $0 and $200,000, respectively, constituted funded drawdown and $2,017 and $2,658, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2021 and September 30, 2022, the Company was in compliance with the financial covenants of the credit agreement.

12. Long-term debt

Borrowings under the Company's credit facility, which was amended in August 2018, bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the amended credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2022, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein.

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

As of December 31, 2021 and September 30, 2022, the amount outstanding under the term loan under the amended credit agreement, net of debt amortization expense of $687 and $358, was $560,313 and $535,142, respectively. As of December 31, 2021 and September 30, 2022, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum.

Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of September 30, 2022 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023. The Company is in the process of refinancing its credit facility, and is currently in negotiation with various financial institutions, and the refinancing is expected to close in the fourth quarter of 2022.

The maturity profile of the term loan outstanding as of September 30, 2022, net of debt amortization expense, is as follows:

Year ended	Amount
2022	8,393
2023	526,749
Total	$535,142

Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2021 and September 30, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,702 and $1,266, was $398,298 and $398,734, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2021 and September 30, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,571 and $2,121, respectively, was $347,429 and $347,879, respectively, which is payable on April 10, 2026.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2022, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2021	As of September 30, 2022
Credit facility, net of amortization expenses	$560,313	$535,142
3.70% 2017 Senior Notes, net of debt amortization expenses	349,869	—
3.375% 2019 Senior Notes, net of debt amortization expenses	398,298	398,734
1.750% 2021 Senior Notes, net of debt amortization expenses	347,429	347,879
Total	$1,655,909	$1,281,755
Current portion	383,433	535,142
Non-current portion	1,272,476	746,613
Total	$1,655,909	$1,281,755

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2021	As of September 30, 2022
Accrued expenses	$162,054	$129,877
Accrued employee cost	307,777	230,013
Earn-out consideration	2,501	2,517
Statutory liabilities	67,948	69,857
Retirement benefits	1,746	1,657
Compensated absences	26,596	24,505
Derivative instruments	12,498	49,121
Contract liabilities (Note 20)	160,602	144,441
Finance leases liability	18,549	13,321
Other liabilities	31,169	35,175
	$791,440	$700,484
As September 30, 2022, the Company reclassified certain accrued expenses and other current liabilities amounting to $7,141 to liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2021	As of September 30, 2022
Accrued employee cost	$15,790	$20,647
Earn-out consideration	2,905	—
Retirement benefits	11,993	11,987
Compensated absences	52,023	46,293
Derivative instruments	2,756	10,078
Contract liabilities (Note 20)	80,222	63,868
Finance leases liability	16,297	11,897
Others	63,224	70,643
	$245,210	$235,413

As September 30, 2022, the Company reclassified certain other liabilities amounting to $859 to liabilities held for sale. See Note 8 for additional information.

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

Net defined benefit plan costs for the three and nine months ended September 30, 2021 and 2022 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Service costs	$3,454	$3,505	$10,528	$10,804
Interest costs	1,363	1,424	4,135	4,394
Amortization of actuarial loss	558	178	1,704	550
Expected return on plan assets	(1,534)	(1,457)	(4,605)	(4,502)
Net defined benefit plan costs	$3,841	$3,650	$11,762	$11,246

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans
During the three and nine months ended September 30, 2021 and 2022, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
India	$9,637	$11,015	$27,445	$32,629
U.S.	5,020	5,060	15,508	16,968
U.K.	4,301	4,676	12,074	16,398
China	6,362	6,772	18,433	20,003
Other regions	3,913	4,351	11,155	13,728
Total	$29,233	$31,874	$84,615	$99,726

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

 The liability for the deferred compensation plan was $38,007 and $36,583 as of December 31, 2021 and September 30, 2022, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $38,584 and $37,183 as of December 31, 2021 and September 30, 2022, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

During the nine months ended September 30, 2021 and 2022, the change in the fair value of Plan assets was $2,658 and $(10,011), respectively, and for the three months ended September 30, 2021 and 2022, the change in the fair value of Plan assets was $(84) and $(1,964), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the nine months ended September 30, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $2,526 and $(10,035), respectively, and for the the three months ended September 30, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $(159) and $(1,977), respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2021 and September 30, 2022 were $57,554 and $53,712, respectively, and for the three months ended September 30, 2021 and September 30, 2022 were $21,150 and $18,873, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2021 and September 30, 2022. The Company granted options covering 1,831,180 common shares in the nine months ended September 30, 2021.

	Nine months ended September 30, 2021			Nine months ended September 30, 2022
Dividend yield	0.84%	—	1.08%	0.96%
Expected life (in months)			84	84
Risk-free rate of interest	1.12%	—	1.37%	1.71%
Volatility	26.05%	—	26.18%	26.29%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2022 is set out below:

	Nine Months Ended September 30, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	(70,841)	41.46	—	—
Expired	—	—	—	—
Exercised	(110,000)	26.87	—	1,789
Outstanding as of September 30, 2022	8,303,150	32.46	5.5	100,968
Vested as of September 30, 2022 and expected to vest thereafter (Note a)	7,783,195	31.70	5.5	99,577
Vested and exercisable as of September 30, 2022	3,766,735	24.73	3.3	71,706
Weighted average grant date fair value of grants during the period	14.19

(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2022, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,073, which will be recognized over the weighted average remaining requisite vesting period of 3.0 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2022 is set out below:

	Nine Months Ended September 30, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	42.29
Granted	206,280	45.66
Vested (Note a)	(28,866)	47.63
Forfeited	(54,200)	42.49
Outstanding as of September 30, 2022	882,721	42.89
Expected to vest (Note b)	803,557

(a)28,866 RSUs vested during the nine months ended September 30, 2022 in respect of which 19,992 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2022.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

49,513 RSUs vested in the year ended December 31, 2020, in respect of which 49,446 shares were issued during the nine months ended September 30, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.

7,863 RSUs vested in the year ended December 31, 2021, in respect of which 5,496 shares were issued during the nine months ended September 30, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
As of September 30, 2022, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $15,478, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

A summary of PU activity during the nine months ended September 30, 2022 is set out below:

	Nine Months Ended September 30, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	39.40	4,583,155
Granted	1,590,794	44.50	3,181,588
Vested (Note a)	(2,161,789)	34.61	(2,161,789)
Forfeited	(445,773)	43.46	(577,995)
Adjustment upon final determination of level of performance goal achievement (Note b)	28,325	44.01	28,325
Outstanding as of September 30, 2022	3,594,712	44.07	5,053,284
Expected to vest (Note c)	3,063,863

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

As of September 30, 2022, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $72,523, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

During the nine months ended September 30, 2021 and 2022, 216,378 and 253,377 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2021 and 2022 was $1,050 and $1,182, respectively, and for the three months ended September 30, 2021 and 2022 was $335 and $329, respectively, and has been allocated to cost of revenue and selling, general and administrative expense.

17. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,750,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2021 and 2022, the Company repurchased 3,592,409 and 4,067,044 of its common shares, respectively, on the open market at a weighted average price of $40.96 and $44.75 per share, respectively, for an aggregate cash amount of $147,152 and $182,012, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2021 and 2022, retained earnings were reduced by the direct costs related to share repurchases of $72 and $81, respectively.

$156,899 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2022. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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
On February 10, 2022, the Company announced that its Board had approved a 16% increase in its quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of the Company’s common shares. On March 23, 2022, June 24, 2022 and September 23, 2022, the Company paid a dividend of $0.125 per share, amounting to $23,134, $22,935 and $22,873 in the aggregate, to shareholders of record as of March 10, 2022, June 10, 2022 and September 9, 2022, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,698,735 and 2,757,114 for the nine months ended September 30, 2021 and 2022, respectively, and 1,556,671 and 2,667,958 for the three months ended September 30, 2021 and 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Net income	$102,386	$95,843	$296,363	$263,692
Weighted average number of common shares used in computing basic earnings per common share	187,856,026	183,312,013	187,945,234	184,456,047
Dilutive effect of stock-based awards	5,303,903	4,087,191	4,940,018	3,818,373
Weighted average number of common shares used in computing dilutive earnings per common share	193,159,929	187,399,204	192,885,252	188,274,420
Earnings per common share
Basic	$0.55	$0.52	$1.58	$1.43
Diluted	$0.53	$0.51	$1.54	$1.40

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
During the second quarter of 2022, the Company renamed its three reportable segments. Beginning in the second quarter of 2022, the Company's: (1) Banking, Capital Markets and Insurance segment has been renamed the Financial Services segment; (2) Consumer Goods, Retail, Life Sciences and Healthcare segment has been renamed the Consumer and Healthcare segment; and (3) High Tech, Manufacturing and Services segment has been renamed the High Tech and Manufacturing segment.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The CODM continues to review the operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure.
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	107,683	150,838	258,521	32,514
Consumer and Healthcare	168,801	219,268	388,069	63,681
High Tech and Manufacturing	151,770	214,971	366,741	68,263
Total reportable segment	428,254	585,077	1,013,331	164,458
Others#	554	1,852	2,406	4,484
Total	428,808	586,929	1,015,737	168,942
Stock-based compensation				(21,485)
Amortization and impairment of acquired intangible assets (other than included above)				(13,688)
Foreign exchange gains (losses), net				2,733
Interest income (expense), net				(12,765)
Income tax expense				(21,351)
Net income				102,386

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	137,629	166,216	303,845	41,008
Consumer and Healthcare	194,154	218,695	412,849	49,598
High Tech and Manufacturing	188,455	236,837	425,292	69,553
Total reportable segment	520,238	621,748	1,141,986	160,159
Others*	(10,508)	(20,441)	(30,949)	21,591
Total	509,730	601,307	1,111,037	181,750
Business held for sale (refer to Note (a) below and Note 8)			(3,932)	7,069
Total (excluding business held for sale - refer to Note (a) below and Note 8)			1,107,105	188,819
Stock-based compensation				(19,202)
Amortization and impairment of acquired intangible assets (other than included above)				(10,516)
Foreign exchange gains (losses), net				3,867
Interest income (expense), net				(13,399)
Business held for sale (refer to Note (a) below and Note 8)				(7,069)
Impairment charge on assets classified as held for sale (refer to Note (a) below and Note 8)				(21,426)
Income tax expense				(25,231)
Net income				95,843

(a) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprises part of the Company's Consumer and Healthcare segment. The revenues and associated losses, including an impairment charge recorded in the third quarter of 2022, attributable to this business have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	293,207	457,383	750,590	98,972
Consumer and Healthcare	476,822	624,361	1,101,183	184,647
High Tech and Manufacturing	434,143	647,623	1,081,766	203,915
Total reportable segment	1,204,172	1,729,367	2,933,539	487,534
Others##	4,340	12,055	16,395	21,087
Total	1,208,512	1,741,422	2,949,934	508,621
Stock-based compensation				(58,604)
Amortization and impairment of acquired intangible assets (other than included above)				(43,977)
Foreign exchange gains (losses), net				11,529
Interest income (expense), net				(38,198)
Income tax expense				(83,008)
Net income				296,363

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	391,485	481,116	872,601	102,747
Consumer and Healthcare	560,561	662,721	1,223,282	158,290
High Tech and Manufacturing	530,975	694,725	1,225,700	207,850
Total reportable segment	1,483,021	1,838,562	3,321,583	468,887
Others**	(18,002)	(34,954)	(52,956)	48,455
Total	1,465,019	1,803,608	3,268,627	517,342
Business held for sale (refer to Note (b) below and Note 8)			(8,843)	14,291
Total (excluding business held for sale - refer to Note (b) below and Note 8)			3,259,784	531,633
Stock-based compensation				(54,894)
Amortization and impairment of acquired intangible assets (other than included above)				(32,709)
Foreign exchange gains (losses), net				9,312
Interest income (expense), net				(36,691)
Business held for sale (refer to Note (b) below and Note 8)				(14,291)
Impairment charge on assets classified as held for sale (refer to Note (b) below and Note 8)				(21,426)
Restructuring expenses (refer to Note (c) below and Note 25)				(38,815)
Income tax expense				(78,427)
Net income				263,692

(b) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprises part of the Company's Consumer and Healthcare segment. The revenues and associated losses, including an impairment charge recorded in the third quarter of 2022, attributable to this business have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.

(c) The Company does not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in the Company's segment reporting as “unallocated costs.”

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Data-Tech-AI	$428,808	$509,730	$1,208,512	$1,465,019
Digital Operations	586,929	601,307	1,741,422	1,803,608
Total net revenues	$1,015,737	$1,111,037	$2,949,934	$3,268,627

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
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three and nine months ended September 30, 2021 and 2022, respectively, to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three and nine months ended September 30, 2021 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the three and nine months ended September 30, 2022.
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
The following table shows the details of the Company’s contract balances:

	As of December 31, 2021	As of September 30, 2022
Contract assets (Note a)	$13,741	$18,646
Contract liabilities (Note b)
Deferred transition revenue	$155,077	$136,845
Advance from customers	$85,747	$71,464

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

As of September 30, 2022, the Company reclassified certain contract assets and contract liabilities of $2,270 and $2,038, respectively, to assets and liabilities held for sale. See Note 8 for additional information.

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

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2021 and 2022 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended September 30, 2021 and 2022 that was included in the Company's contract liabilities balance at the beginning of the period was $60,756 and $63,762, respectively.

Revenue recognized during the nine months ended September 30, 2021 and 2022 that was included in the Company's contract liabilities balance at the beginning of the period was $128,628 and $129,046, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2022:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$208,309	$144,441	$52,277	$10,494	$1,097
Transaction price allocated to remaining performance obligations relating to business held for sale	$2,038	$2,038	$—	$—	$—

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$31,559	$210,747	$29,186	$198,401	$33,390	$192,507	$32,296	$206,498
Closing balance	31,058	209,320	28,718	189,419	31,058	209,320	28,718	189,419
Amortization	5,041	23,028	6,632	23,767	14,576	58,644	19,220	66,180

As of September 30, 2022, the Company reclassified certain contract assets amounting to $1,417 to assets and liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Write-down of intangible assets and property, plant and equipment	$—	$—	$915	$1,377
Write-down of operating right-of-use assets and other assets*	—	—	—	20,307
Impairment charge on intangible assets and goodwill held-for-sale	—	21,426	—	21,426
Other operating income	(93)	(489)	(1,132)	(953)
Other operating (income) expense, net	$(93)	$20,937	$(217)	$42,157

 *See Notes 10 and 25 for additional information about other operating (income) expense, net for the three and nine months ended September 30, 2022.
22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Interest income	$2,068	$1,440	$4,544	$4,042
Interest expense	(14,833)	(14,839)	(42,742)	(40,733)
Interest income (expense), net	$(12,765)	$(13,399)	$(38,198)	$(36,691)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 20.8% for the three months ended September 30, 2022, up from 17.3% for the three months ended September 30, 2021. The increase in the Company’s ETR in the three months ended September 30, 2022 is primarily due to a lower mix of benefits recorded in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2022:

Nine months ended September 30, 2022
Opening balance at January 1	$25,651
Increase related to prior year tax positions, including recorded in acquisition accounting	16
Decrease related to prior year tax positions	(1,678)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(84)
Effect of exchange rate changes	(1,232)
Closing balance at September 30	$22,673

As of December 31, 2021 and September 30, 2022, the Company had unrecognized tax benefits amounting to 25,651 and $22,673, respectively, which, if recognized, would impact the Company’s effective tax rate.

As of December 31, 2021 and September 30, 2022, the Company had accrued $2,842 and $2,904, respectively, in interest and $628 and $528, respectively, for penalties relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Income taxes (Continued)

During the year ended December 31, 2021 and the nine months ended September 30, 2022, the Company recognized approximately $(13,851) and $(664), respectively, in interest related to income taxes.

24. Commitments and contingencies

 Capital commitments

As of December 31, 2021 and September 30, 2022, the Company has committed to spend $13,317 and $22,403, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $7,865 and $7,683 as of December 31, 2021 and September 30, 2022, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $28,535 have been denied or challenged by the ITA. Additional refunds may be denied. The Company is pursuing appeals of the denied refunds before relevant appellate authorities. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. The Government of India has issued an administrative circular which supports the Company’s position, and the Company believes that the appellate authorities will reverse the previous orders denying refunds owed to the Company. Accordingly, no reserve has been provided as of September 30, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Commitments and contingencies (Continued)

(c) The ITA have also issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2013 and 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $209,042, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments made by the Company and ruled in favor of the Company in relation to demands of $100,589, and the corresponding assessment order has been cancelled. The ITA may appeal the Tribunal's ruling before a higher court. Based on its evaluation of the facts underlying the transactions and legal advice received on the matter, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no reserve has been provided as of September 30, 2022.

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

Accordingly, in the second quarter of 2022, the Company recorded a $38,815 restructuring charge relating to the abandonment of leased office premises and an employee severance charge. Of the total charge of $38,815, $21,684 was a non-cash charge (including $1,377 related to writing down of certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises. The Company also recorded a severance charge of $17,131 in personnel expenses. The Company has sought out one or more third parties to sublease certain office premises from the Company, wherever applicable, instead of abandoning them. However, the Company has not been successful in such attempts, and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future. No restructuring costs were incurred related to this restructuring plan in the third quarter of 2022.

26. Subsequent events
Dividend
On October 13, 2022, the Company announced that its Board of Directors has declared a dividend for the fourth quarter of 2022 of $0.125 per common share, which is payable on December 23, 2022 to shareholders of record as of the close of business on December 9, 2022. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•foreign currency exchange rates;
•the impact of inflation on our and our clients' business operations;
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
•our ability to meet our corporate funding needs, pay dividends, renegotiate our term loan and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;
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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to impact the global economy and the markets in which we operate. In the nine months ended September 30, 2022, the pandemic had an insignificant impact on our results. Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic.
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
It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions. The invasion and retaliatory actions taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, have in certain cases caused and are likely to continue to cause supply chain disruption and inflation, regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While we do not have any operations in Russia or Ukraine, it is difficult to anticipate the impact of any of the foregoing on our business or our clients' businesses, and the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations. To date, we do not believe Russia’s military action in Ukraine and governmental actions in response thereto have had a material impact on our business, financial position or operations. We continue to monitor the situation closely.
For additional information about the risks we face in relation to the COVID-19 pandemic and Russia's invasion of Ukraine, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 117,700 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2022, we recorded net revenues of $1,111.0 million, of which $509.7 million, or 45.9%, was from Data-Tech-AI services, with the remaining 601.3 million, or 54.1%, from Digital Operations services.
Certain Acquisitions

On December 31, 2021, we acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66.7 million. This amount represents cash consideration of $64.4 million, net of cash acquired of $2.3 million. This acquisition furthers our strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo’s expertise with Adobe Experience Manager and other Adobe applications complements our existing end-to-end client solution that seamlessly integrates digital content, e-commerce, data analytics, and marketing operations. Goodwill arising from the acquisition amounting to $46.0 million has been allocated among our three reporting units as follows: Financial Services in the amount of $4.3 million, Consumer and Healthcare in the amount of $7.3 million and High Tech and Manufacturing in the amount of $34.4 million, using a relative fair value allocation method. Goodwill arising from this acquisition is deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2021. These have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2021 and 2022.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2021	2022	2021	2022	2022 vs. 2021	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$428.8	$509.7	$1,208.5	$1,465.0	18.9%	21.2%
Digital Operations	586.9	601.3	1,741.4	1,803.6	2.4%	3.6%
Total net revenues	$1,015.7	$1,111.0	$2,949.9	$3,268.6	9.4%	10.8%
Cost of revenue	653.7	717.2	1,887.6	2,117.4	9.7%	12.2%
Gross profit	362.1	393.8	1,062.3	1,151.2	8.8%	8.4%
Gross profit margin	35.6%	35.4%	36.0%	35.2%
Operating expenses
Selling, general and administrative expenses	216.0	231.4	620.9	701.8	7.2%	13.0%
Amortization of acquired intangible assets	13.9	10.6	44.6	32.8	(23.7)%	(26.5)%
Other operating (income) expense, net	(0.1)	20.9	(0.2)	42.2	NM*	NM*
Income from operations	132.3	130.8	397.1	374.4	(1.1)%	(5.7)%
Income from operations as a percentage of net revenues	13.0%	11.8%	13.5%	11.5%
Foreign exchange gains (losses), net	2.7	3.9	11.5	9.3	41.5%	(19.2)%
Interest income (expense), net	(12.8)	(13.4)	(38.2)	(36.7)	5.0%	(3.9)%
Other income (expense), net	1.5	(0.2)	9.0	(4.9)	(115.9)%	(154.7)%
Income before income tax expense	123.7	121.1	379.4	342.1	(2.2)%	(9.8)%
Income tax expense	21.4	25.2	83.0	78.4	18.2%	(5.5)%
Net income	$102.4	$95.8	$296.4	$263.7	(6.4)%	(11.0)%
Net income as a percentage of net revenues	10.1%	8.6%	10.0%	8.1%
*Not Meaningful

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net revenues. Our net revenues were $1,111.0 million in the third quarter of 2022, up $95.3 million, or 9.4%, from $1,015.7 million in the third quarter of 2021. The growth in our net revenues was primarily driven by strong demand for our Data-Tech-AI services, as well as continued steady performance in our Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the value of the Japanese yen, Australian dollar, euro and U.K. pound sterling against the U.S. dollar, our net revenues grew 12.3% in the third quarter of 2022 compared to the third quarter of 2021 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 10.5% to approximately 116,400 in the third quarter of 2022 from approximately 105,300 in the third quarter of 2021.

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$428.8	$509.7	18.9%
Digital Operations	586.9	601.3	2.4%
Total net revenues	$1,015.7	$1,111.0	9.4%

Net revenues from Data-Tech-AI services in the third quarter of 2022 were $509.7 million, up $80.9 million, or 18.9%, from $428.8 million in the third quarter of 2021. This increase was largely driven by continued growth in our cloud-based data solutions and analytics solutions across our focus areas of supply chain management, sales and commercial, and risk management in the third quarter of 2022 compared to the third quarter of 2021.

Net revenues from Digital Operations services in the third quarter of 2022 were $601.3 million, up $14.4 million, or 2.4%, from $586.9 million in the third quarter of 2021, primarily due to deal ramp-ups from existing contracts and recent wins.
Revenues by segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$258.5	$303.8	17.5%
Consumer and Healthcare	388.1	412.8	6.4%
High Tech and Manufacturing	366.7	425.3	16.0%
Total reportable segment	1,013.3	1,142.0	12.7%
Others	2.4	(30.9)	NM*
Net revenues	1,015.7	1,111.0	9.4%
Business held for sale	—	(3.9)	(100.0)%
Net revenues (excluding business held for sale)	$1,015.7	$1,107.1	9.0%
*Not Meaningful

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 17.5% in the third quarter of 2022 compared to the third quarter of 2021, largely due to continued strong demand for our risk management services from both traditional banks and other financial services clients, leveraging data and analytics. Net revenues from our Consumer and Healthcare segment increased by 6.4% in the third quarter of 2022 compared to the third quarter of 2021, largely driven by Data-Tech-AI services, sales and commercial services and supply chain management engagements, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from our High Tech and Manufacturing segment increased by 16.0% in the third quarter of 2022 compared to the third quarter of 2021, largely driven by sales and commercial services, supply chain management services and finance and accounting engagements with both new and existing clients, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from "Others" in the table above primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. Net revenues from "Business held for sale" in the table above represents revenues from a business classified as held for sale with effect from April 1, 2022 as part of a series of actions we are taking to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $717.2 million in the third quarter of 2022, up $63.5 million, or 9.7%, from $653.7 million in the third quarter of 2021. The increase in cost of revenue in the third quarter of 2022 compared to the third quarter of 2021 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement costs as well as wage inflation and (iii) higher travel related expenses. This increase was partially offset by a decrease in depreciation and amortization expenses in the third quarter of 2022 compared to the third quarter of 2021.

Gross margin. Our gross margin decreased from 35.6% in the third quarter of 2021 to 35.4% in the third quarter of 2022. The decrease in gross margin was primarily due to higher personnel expenses, higher talent replacement costs, higher wage inflation and higher travel related expenses, partially offset by a decrease in depreciation and amortization expenses and increased productivity due to improved utilization of our Data-Tech-AI resources in the third quarter of 2022 compared to the third quarter of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 21.3% in the third quarter of 2021 to 20.8% in the third quarter of 2022. SG&A expenses were $231.4 million in the third quarter of 2022, up $15.5 million, or 7.2%, from the third quarter of 2021. The increase in SG&A expenses was primarily due to higher sales and marketing expenses, an increase in research and development costs related to cloud-based offerings and other prioritized service lines, increased travel related expenses and increased staffing as well as wage inflation in the third quarter of 2022 compared to the third quarter of 2021, partially offset by operating leverage.

Amortization of acquired intangibles. Amortization of acquired intangibles was $10.6 million in the third quarter of 2022, down $3.3 million, or 23.7%, from the third quarter of 2021. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by amortization expense related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net. Other operating expense (net of income) was $20.9 million in the third quarter of 2022, compared to other operating income (net of expense) of $0.1 million in the third quarter of 2021. The change in other operating income/expense was primarily due to an impairment charge of $21.4 million in the third quarter of 2022 related to assets classified as held for sale, while no corresponding charge was recorded in the third quarter of 2021. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.0% in the third quarter of 2021 to 11.8% in the third quarter of 2022. Income from operations decreased by $1.4 million from $132.3 million in the third quarter of 2021 to $130.8 million in the third quarter of 2022, primarily due to higher SG&A expenses and an impairment charge on assets classified as held for sale, as discussed above, partially offset by lower amortization of acquired intangible assets in the third quarter of 2022 compared to the third quarter of 2021. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.9 million in the third quarter of 2022 compared to $2.7 million in the third quarter of 2021. The gain in the third quarter of 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar. The gain in the third quarter of 2021 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar during the third quarter of 2021.
Interest income (expense), net.  Our interest expense (net of interest income) was $13.4 million in the third quarter of 2022, up $0.6 million from $12.8 million in the third quarter of 2021. Our interest expense was flat at $14.8 million in the third quarters of both 2022 and 2021. Our interest income decreased from $2.1 million in the third quarter of 2021 to $1.4 million in the third quarter of 2022. This decrease was primarily due to lower interest income in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.9% in the third quarter of 2021 to 3.0% in the third quarter of 2022.
Other income (expense), net. Our other expense (net of income) was $0.2 million in the third quarter of 2022 compared to other income (net of expense) of $1.5 million in the third quarter of 2021. This change was primarily due to losses on changes in the fair value of assets in our deferred compensation plan in the third quarter of 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan the third quarter of 2021.
Income tax expense. Our income tax expense was $25.2 million in the third quarter of 2022, up from $21.4 million in the third quarter of 2021, representing an effective tax rate (“ETR”) of 20.8% in the third quarter of 2022, up from 17.3% in the third quarter of 2021. The increase in our ETR was primarily due to a lower mix of benefits recorded in the third quarter of 2022 compared to the third quarter of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 8.6% in the third quarter of 2022, down from 10.1% in the third quarter of 2021. Net income decreased from $102.4 million in the third quarter of 2021 to $95.8 million in the third quarter of 2022, primarily due to an impairment charge on assets classified as held for sale, as discussed above. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $19.9 million from $168.9 million in the third quarter of 2021 to $188.8 million in the third quarter of 2022. Our AOI margin increased from 16.6% in the third quarter of 2021 to 17.1% in the third quarter of 2022, largely due to growth-related operating leverage and the impact of our recent cost containment initiatives, partially offset by higher sales and marketing expenses and travel related expenses in the third quarter of 2022 compared to the third quarter of 2021. In calculating our AOI margin for the third quarter of 2022, we adjusted total net revenues to exclude revenues of $3.9 million from the business designated as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses, (v) any loss or gain from businesses held for sale, including impairment charges, (vi) restructuring expenses, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. It is our intention to complete the sale of this business by June 2023. As a result, we have classified the assets and liabilities of this business as held for sale and have recorded net revenues and a loss of $3.9 million and $7.1 million, respectively, for the third quarter of 2022. We also recorded an impairment charge of $21.4 million in the third quarter of 2022 on assets classified as held for sale. The loss and impairment charge were excluded from AOI in the third quarter of 2022. There was no corresponding loss or impairment charge in the third quarter of 2021, as this business was not designated as held for sale during such period. For additional information, see Note 8— "Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2021 and 2022:

	Three months ended September 30,
	2021	2022
	(dollars in millions)
Net income	$102.4	$95.8
Foreign exchange (gains) losses, net	(2.7)	(3.9)
Interest (income) expense, net	12.8	13.4
Income tax expense	21.4	25.2
Stock-based compensation	21.5	19.2
Amortization and impairment of acquired intangible assets	13.7	10.5
Loss relating to business held for sale	—	7.1
Impairment charge on assets classified as held for sale	—	21.4
Adjusted income from operations	$168.9	$188.8

The following table sets forth our AOI by segment for the three months ended September 30, 2021 and 2022:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$32.5	$41.0	26.1%
Consumer and Healthcare	63.7	49.6	(22.1)%
High Tech and Manufacturing	68.3	69.6	1.9%
Total reportable segment	164.5	160.2	(2.6)%
Others	4.5	21.6	NM*
Total	168.9	181.8	7.6%
Loss relating to business held for sale	—	7.1	100.0%
Adjusted income from operations	$168.9	$188.8	11.8%
*Not Meaningful

AOI of our Financial Services segment increased to $41.0 million in the third quarter of 2022 from $32.5 million in the third quarter of 2021, primarily due to higher revenues and improved efficiency, partially offset by higher talent replacement costs as well as wage inflation. AOI of our Consumer and Healthcare segment decreased to $49.6 million in the third quarter of 2022 from $63.7 million in the third quarter of 2021, largely due to higher sales costs, higher talent replacement costs and the impact of wage inflation, partially offset by higher revenues. AOI of our High Tech and Manufacturing segment increased to $69.6 million in the third quarter of 2022 from $68.3 million in the third quarter of 2021, primarily driven by higher revenues, partially offset by higher talent replacement costs as well as wage inflation. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note 19—“Segment reporting” and Note 8—"Assets and liabilities held for sale" under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine months ended September 30, 2022 Compared to the Nine months ended September 30, 2021
Net revenues. Our net revenues were $3,268.6 million in the nine months ended September 30, 2022, up $318.7 million, or 10.8%, from $2,949.9 million in the nine months ended September 30, 2021. The growth in our net revenues was from both Data-Tech-AI and Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the value of the Japanese yen, Australian dollar, euro and U.K. pound sterling against the U.S. dollar, our net revenues grew 12.9% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 13.1% to approximately 114,800 in the nine months ended September 30, 2022 from approximately 101,500 in the nine months ended September 30, 2021.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Data-Tech-AI	$1,208.5	$1,465.0	21.2%
Digital Operations	1,741.4	1,803.6	3.6%
Total net revenues	$2,949.9	$3,268.6	10.8%

Net revenues from Data-Tech-AI services in the nine months ended September 30, 2022 were $1,465.0 million, up $256.5 million, or 21.2%, from $1,208.5 million in the nine months ended September 30, 2021. This increase was largely driven by continued growth in our cloud-based data solutions across our focus areas of supply chain management, sales and commercial, and risk management in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net revenues from Digital Operations services in the nine months ended September 30, 2022 were $1,803.6 million, up $62.2 million, or 3.6%, from $1,741.4 million in the nine months ended September 30, 2021, primarily due to increased deal ramp-ups from existing contracts and new wins.

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$750.6	$872.6	16.3%
Consumer and Healthcare	1,101.2	1,223.3	11.1%
High Tech and Manufacturing	1,081.8	1,225.7	13.3%
Total reportable segment	2,933.5	3,321.6	13.2%
Others	16.4	(53.0)	NM*
Net revenues	2,949.9	3,268.6	10.8%
Business held for sale	—	(8.8)	(100.0)%
Net revenues (excluding business held for sale)	$2,949.9	$3,259.8	10.5%
*Not Meaningful

Net revenues from our Financial Services segment increased by 16.3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely due to continued strong demand for our risk management services from both traditional banks and other financial services clients, leveraging data and analytics. Net revenues from our Consumer and Healthcare segment increased by 11.1% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely driven by sales and commercial services and supply chain management engagements as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from our High Tech and Manufacturing segment increased by 13.3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely driven by supply chain management and finance and accounting engagements with both new and existing clients, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. Net revenues from "Business held for sale" in the table above represents revenues from a business classified as held for sale with effect from April 1, 2022 as part of a series of actions we are taking to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $2,117.4 million in the nine months ended September 30, 2022, up $229.8 million, or 12.2%, from $1,887.6 million in the nine months ended September 30, 2021. The increase in our cost of revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement cost as well as wage inflation, and (iii) higher travel related expenses. This increase was partially offset by (i) lower depreciation and amortization expense, (ii) lower facilities maintenance expenses and (iii) lower communication expenses. We also recorded an employee severance charge as part of the restructuring we undertook in the nine months ended September 30, 2022, while no corresponding charge was recorded in the nine months ended September 30, 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin decreased from 36.0% in the nine months ended September 30, 2021 to 35.2% in the nine months ended September 30, 2022. Excluding the impact of an employee severance charge of $8.4 million, gross margin was 35.5% in the nine months ended September 30, 2022. The decrease in gross margin, excluding the impact of an employee severance charge, was primarily due to higher personnel expenses, higher talent replacement costs and wage inflation, and higher travel related expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues increased from 21.0% in the nine months ended September 30, 2021 to 21.5% in the nine months ended September 30, 2022. Excluding the impact of an employee severance charge of $8.7 million, SG&A expenses as a percentage of total net revenues were 21.2% in the nine months ended September 30, 2022. SG&A expenses were $701.8 million in the nine months ended September 30, 2022, up $81.0 million from $620.9 million in the nine months ended September 30, 2021.

The increase in SG&A expenses, excluding the impact of an employee severance charge, was primarily due to higher sales and marketing expenses, increased investments to support increased revenues, an increase in research and development costs related to cloud-based offerings and other prioritized service lines, travel related expenses and increased staffing, as well as wage inflation in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, partially offset by operational leverage.

Amortization of acquired intangibles. Amortization of acquired intangibles was $32.8 million in the nine months ended September 30, 2022, down $11.8 million, or 26.5%, from the nine months ended September 30, 2021. This decrease was primarily due to the completion of the useful lives of intangibles acquired in prior periods, partially offset by amortization expense related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net. Other operating expense (net of income) was $42.2 million in the nine months ended September 30, 2022 compared to other operating income (net of expense) of $0.2 million in the nine months ended September 30, 2021. The change in other operating expense/income was due to a $20.3 million write-down related to the abandonment of various office premises and a $1.4 million write-down related to tangible assets, both of which were taken as part of a restructuring in the nine months ended September 30, 2022. We also recorded an impairment charge of $21.4 million in the nine months ended September 30, 2022 related to assets classified as held for sale, while no corresponding charges were recorded in the nine months ended September 30, 2021. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.5% in the nine months ended September 30, 2021 to 11.5% in the nine months ended September 30, 2022. Income from operations decreased by $22.7 million from $397.1 million in the nine months ended September 30, 2021 to $374.4 million in the nine months ended September 30, 2022, primarily due to an impairment charge on assets classified as held for sale and the restructuring discussed above. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $9.3 million in the nine months ended September 30, 2022, compared to $11.5 million in the nine months ended September 30, 2021. The gain in each of the nine month periods ended September 30, 2022 and 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $36.7 million in the nine months ended September 30, 2022, down $1.5 million from $38.2 million in the nine months ended September 30, 2021, primarily due to a $2.0 million decrease in interest expense, offset by a $0.5 million decrease in interest income. The decrease in interest expense was largely due to the repayment of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017, partially offset by a higher outstanding balance and higher average London Interbank Offered Rate ("LIBOR")-based rate on our revolving credit facility in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 2.9% in each of the nine months ended September 30, 2022 and 2021.
Other income (expense), net. Our other expense (net of income) was $4.9 million in the nine months ended September 30, 2022 compared to other income (net of expense) of $9.0 million in the nine months ended September 30, 2021. This change was largely attributable to losses on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2021 and the settlement of certain pre-GE divestiture related tax liabilities in the nine months ended September 30, 2021, for which we were indemnified by GE.
Income tax expense. Our income tax expense was $78.4 million in the nine months ended September 30, 2022, down from $83.0 million in the nine months ended September 30, 2021, due to lower pre-tax income, representing an ETR of 22.9% in the nine months ended September 30, 2022, up from 21.9% in the nine months ended September 30, 2021. The increase in our ETR was primarily due to a lower mix of benefits recorded in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 8.1% in the nine months ended September 30, 2022, down from 10.0% in the nine months ended September 30, 2021. Net income decreased by $32.7 million from $296.4 million in the nine months ended September 30, 2021 to $263.7 million in the nine months ended September 30, 2022, primarily due to lower gross margins, an impairment charge on assets classified as held for sale and the restructuring discussed above. For additional information, see note 8—“Assets and liabilities held for sale” and Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $23.0 million from $508.6 million in the nine months ended September 30, 2021 to $531.6 million in the nine months ended September 30, 2022. Our AOI margin decreased to 16.3% in the nine months ended September 30, 2022 from 17.2% in the nine months ended September 30, 2021. The decrease in AOI margin was due to lower gross margins, higher sales and marketing expenses, an increase in investments in research and development related to cloud-based offerings and other prioritized service lines and increased travel related expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In calculating our AOI margin for the nine months ended September 30, 2022, we adjusted total net revenues to exclude revenues of $8.8 million from the business designated as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) any loss or gain on businesses held for sale, including impairment charges, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the nine months ended September 30, 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI in the nine months ended September 30, 2022. No corresponding charge was recorded in the nine months ended September 30, 2021. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the nine months ended September 30, 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. It is our intention to complete the sale of this business by June 2023. As a result, we have classified the assets and liabilities of this business as held for sale and have recorded net revenues and loss of $8.8 million and $14.3 million, respectively, for the nine months ended September 30, 2022. We also recorded an impairment charge of $21.4 million on assets classified as held for sale for the nine months ended September 30, 2022. The loss and impairment charge were excluded from AOI in the nine months ended September 30, 2022, and there were no corresponding loss and impairment charge to exclude in the nine months ended September 30, 2021, as this business was not designated as held for sale during such period. For additional information, see Note 8—"Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the nine months ended September 30, 2021 and 2022:

	Nine months ended September 30,
	2021	2022
	(dollars in millions)
Net income	$296.4	$263.7
Foreign exchange (gains) losses, net	(11.5)	(9.3)
Interest (income) expense, net	38.2	36.7
Income tax expense	83.0	78.4
Stock-based compensation	58.6	54.9
Amortization and impairment of acquired intangible assets	44.0	32.7
Restructuring expense	—	38.8
Loss relating to business held for sale	—	14.3
Impairment charge on assets classified as held for sale	—	21.4
Adjusted income from operations	$508.6	$531.6

The following table sets forth our AOI by segment for the nine months ended September 30, 2021 and 2022:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Financial Services	$99.0	$102.7	3.8%
Consumer and Healthcare	184.6	158.3	(14.3)%
High Tech and Manufacturing	203.9	207.9	1.9%
Total reportable segment	487.5	468.9	(3.8)%
Others	21.1	48.5	129.8%
Total	508.6	517.3	1.7%
Loss relating to business held for sale	—	14.3	100.0%
Adjusted income from operations	$508.6	$531.6	4.5%

AOI of our Financial Services segment increased to $102.7 million in the nine months ended September 30, 2022 from $99.0 million in the nine months ended September 30, 2021, primarily due to higher revenues and improved efficiency, partially offset by higher talent replacement costs as well as wage inflation in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. AOI of our Consumer and Healthcare segment decreased from $184.6 million in the nine months ended September 30, 2021 to $158.3 million in the nine months ended September 30, 2022, largely due to higher sales costs, higher talent replacement costs and the impact of wage inflation, partially offset by higher revenues in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. AOI of our High Tech and Manufacturing segment increased to $207.9 million in the nine months ended September 30, 2022 from $203.9 million in the nine months ended September 30, 2021 due to higher revenues, partially offset by higher talent replacement costs as well as wage inflation. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note 8—"Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2021 and September 30, 2022 is presented below:

	As of December 31, 2021	As of September 30, 2022	Percentage Change Increase/(Decrease)
	(dollars in millions)		2022 vs. 2021
Cash and cash equivalents	$899.5	$518.7	(42.3)%
Short-term borrowings	—	200.0	NM*
Long-term debt due within one year	383.4	535.1	39.6%
Long-term debt other than the current portion	1,272.5	746.6	(41.3)%
Genpact Limited total shareholders’ equity	$1,897.1	$1,731.8	(8.7)%
 *Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021, June 23, 2021 and September 24, 2021, we paid a dividend of $0.1075 per share, amounting to $20.1 million, $20.1 million and $20.2 million in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021 and September 10, 2021, respectively.

On February 10, 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing a planned annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of our common shares. On March 23, 2022, June 24, 2022 and September 23, 2022, we paid a dividend of $0.125 per share, amounting to $23.1 million, $22.9 million and $22.9 million in the aggregate, to shareholders of record as of March 10, 2022, June 10, 2022 and September 9, 2022, respectively.

As of September 30, 2022, $514.5 million of our $518.7 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $3.3 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.6 million of retained earnings. $511.2 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $156.9 million remained available as of September 30, 2022. Since our share repurchase program was initially authorized in 2015, we have repurchased 51,454,121 of our common shares at an average price of $30.96 per share, for an aggregate purchase price of $1,593.1 million.

During the nine months ended September 30, 2022, we repurchased 4,067,044 of our common shares on the open market at a weighted average price of $44.75 per share for an aggregate cash amount of $182.0 million. During the nine months ended September 30, 2021, we repurchased 3,592,409 of our common shares on the open market at a weighted average price of $40.96 per share for an aggregate cash amount of $147.2 million. All repurchased shares have been retired.

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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Net cash provided by/ (used for):
Operating activities	$447.5	$214.0	(52.2)%
Investing activities	(37.3)	(37.3)	—%
Financing activities	(151.1)	(471.2)	211.8%
Net increase/(decrease) in cash and cash equivalents	$259.1	$(294.4)	(213.6)%

Cash flows provided by operating activities.  Net cash provided by operating activities was $214.0 million in the nine months ended September 30, 2022 compared to $447.5 million in the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to (i) a $216.2 million decrease in operating assets and liabilities driven by increased investment in accounts receivable, higher tax payments (net of tax refunds), and higher employee and vendor related payments in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and (ii) a $32.7 million decrease in net income in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was offset by a $16.0 million increase in non-cash expense, primarily due to (i) a $20.3 million write-down of operating lease right-of-use assets and other assets as part of our restructuring and (ii) a $21.4 million impairment charge on assets classified as held for sale, partially offset by a $26.1 million reduction in depreciation and amortization expense in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cash flows used for investing activities. Our net cash used for investing activities was flat at $37.3 million in both the nine months ended September 30, 2022 and 2021. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets was $7.5 million higher in the nine months ended September 30, 2022 than in the nine months ended September 30, 2021. Cash used for business combinations was $6.6 million in the nine months ended September 30, 2021, compared to a refund of $0.1 million in the nine months September 30, 2022.

Cash flows used for financing activities. Our net cash used for financing activities was $471.2 million in the nine months ended September 30, 2022 compared to $151.1 million in the nine months ended September 30, 2021. This change was primarily due to (i) the repayment of borrowings (net of proceeds) of $175.5 million in the nine months ended September 30, 2022 compared to proceeds from borrowings (net of repayment) of $74.5 million in the nine months ended September 30, 2021, (ii) an increase in payments for the net settlement of stock-based awards, amounting to $44.9 million in the nine months ended September 30, 2022 compared to $33.5 million in the nine months ended September 30, 2021, (iii) a decrease in proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $13.0 million in the nine months ended September 30, 2022 compared to $29.8 million in the nine months ended September 30, 2021, (iv) higher dividend payments, amounting to $68.9 million in the nine months ended September 30, 2022 compared to $60.5 million in the nine months ended September 30, 2021, and (v) higher payments for stock purchased and retired (including payments of expenses related to stock repurchase activity), amounting to $182.1 million in the nine months ended September 30, 2022 compared to $147.2 million in the nine months ended September 30, 2021.

Financing Arrangements
As of December 31, 2021 and September 30, 2022, our outstanding term loan, net of debt amortization expense of $0.7 million and $0.4 million, respectively, was $560.3 million and $535.1 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and September 30, 2022, the limits available under such facilities were $24.7 million and $22.9 million, respectively, of which $5.8 million and $5.0 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2021 and September 30, 2022, a total of $2.0 million and $202.7 million, respectively, of our revolving credit facility was utilized, of which $0 million and $200.0 million, respectively, constituted funded drawdown and $2.0 million and $2.7 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on August 8, 2023. We are in the process of refinancing our term loan and revolving credit facility, and are currently in negotiation with various financial institutions and expect to close the refinancing in the fourth quarter of 2022.
Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”). The 2017 Senior Notes were fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million incurred in connection with the 2017 Senior Notes offering was amortized over the life of the notes as additional interest expense. As of December 31, 2021 and September 30, 2022, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.1 million and $0 million, respectively, was $349.9 million and $0 million, respectively. On April 1, 2022, the maturity date of 2017 Senior Notes, the 2017 Senior Notes were fully repaid.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2021 and September 30, 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.7 million and $1.3 million, was $398.3 million and $398.7 million, respectively, which is payable on December 1, 2024.
Genpact Luxembourg and Genpact USA, Inc. ("Genpact USA"), both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2021 and September 30, 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.6 million and $2.1 million, respectively, was $347.4 million and $347.9 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2021 and September 30, 2022, we have a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2021 and September 30, 2022 was $7.1 million and $67.4 million, respectively. The principal amount outstanding against this facility as of December 31, 2021 and September 30, 2022 was $0 million and $27.3 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and nine months ended September 30, 2021 and 2022 was $0 million and $0.1 million, respectively, and $0 million and $0.3 million, respectively.
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

Other Liquidity and Capital Resources Information

As of December 31, 2021 and September 30, 2022, we have purchase commitments, net of capital advances, of $13.3 million and $22.4 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 24—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of December 31, 2021 and September 30, 2022, we have operating and finance lease commitments of $420.6 million and $329.6 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of September 30, 2022, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $398.7 million and $347.9 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2021	Nine months ended September 30, 2022
	(dollars in millions)
Net revenues	$214.2	$109.5
Gross profit	214.2	109.5
Net income	102.7	52.7

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2021	Nine months ended September 30, 2022
	(dollars in millions)
Royalty income	$4.4	$—
Revenue from services	209.8	109.5
Interest income (expense), net	33.0	15.9
Other cost, net	17.7	(1.6)

Summarized Balance Sheets	As of December 31, 2021	As of September 30, 2022
	(dollars in millions)
Assets
Current assets	$2,257.8	$2,154.9
Non-current assets	457.5	172.2

Liabilities
Current liabilities	$3,758.5	$4,104.9
Non-current liabilities	1,777.6	1,246.8

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2021	As of September 30, 2022
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$211.3	$42.8
Loans receivable	1,535.5	1,460.5
Investment in debentures/bonds	—	196.1
Others	410.1	395.8

Non-current assets
Investment in debentures/bonds	$296.1	$—
Others	31.5	70.4

Liabilities
Current liabilities
Loans payable	$2,431.2	$2,767.6
Others	914.0	582.3

Non-Current liabilities
Loans payable	$500.0	$500.0

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
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2022, we were party to interest rate swaps covering a total notional amount of $439 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.
We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2022 was $0.6 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2022	—	—	—	186,910,219
August 1-August 31, 2022	627,092	47.86	627,092	156,899,039
September 1-September 30, 2022	—	—	—	156,899,039
Total	627,092	47.86	627,092

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
Date: November 9, 2022
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer