Form 10-K
period 2022-12-31
Genpact LTD
filed 2023-03-01
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626
GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $7,724,090,823, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $42.36 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.
As of February 17, 2023, there were 183,984,501 common shares of the registrant outstanding.
Documents incorporated by reference:
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:
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
•political, economic or business conditions in countries where we have operations or where our clients operate, and heightened economic uncertainty and geopolitical tensions;
•expected spending by existing and prospective clients on the types of services we provide;
•foreign currency exchange rates;
•our ability to convert bookings to revenue;
•our rate of employee attrition;
•our effective tax rate; and
•competition in our industry.
Factors that may cause actual results to differ from expected results include, among others:
•our ability to effectively price our services and maintain our pricing and employee and asset utilization rates;
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
•our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services and high tech industries;
•the ongoing conflict between Russia and Ukraine, including any escalation in the conflict, and future actions that may be taken by the United States and other countries in response;
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
•our relationship with the General Electric Company ("GE") and our ability to maintain relationships with former GE businesses;

•financing terms, including changes in the Secured Overnight Financing Rate ("SOFR") and changes to our credit ratings;
•our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;
•our ability to successfully implement our new enterprise resource planning system;
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
•legislation in the United States or elsewhere that restricts or adversely affects demand for our services offshore;
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

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors that make an investment in our common shares risky or speculative. Additional risks and uncertainties not known to us or that we deem less significant may also impair our business. Additional discussion of the risks that we face can be found in Item 1A—“Risk Factors” of this Annual Report on Form 10-K, and should be carefully considered, together with the other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common shares.

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
•Changes in tax rates or tax provisions, adverse tax audits and other proceedings, or changes in tax laws or their interpretation or enforcement could have an adverse effect on our business, results of operations, effective tax rate and financial condition.
•We may be subject to claims and lawsuits for substantial damages, including by our clients arising out of disruptions to their businesses or our inadequate performance of services.
•Recent and future legislation and executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.
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
•We are implementing a new enterprise resource planning system, and challenges with the planning or implementation of the system may impact our internal controls over financial reporting, business and operations.
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
•Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operations and financial condition.
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

PART I
Item 1. Business
Genpact is a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience over time running thousands of processes for hundreds of Fortune Global 500 companies. We have over 118,900 employees serving clients in key industry verticals from more than 35 countries. Our 2022 total net revenues were $4.4 billion.
In 2022, we continued to invest for long-term growth following a strategy focused on delivering differentiated, domain-led solutions in a focused set of geographies, industry verticals and service lines. During the year, we sharpened our focus on a portfolio of clients who are on significant digital transformation journeys and for whom we believe we can drive meaningful business outcomes. We also continued to invest in our emerging service lines, including supply chain, sales and commercial, and risk, which aim to expand our influence to client buying centers beyond the chief financial officer where we have historically built our strongest relationships. Additionally, we continued to focus on the learning and development of our employees to provide them with the critical skills needed for the future and to build their careers. Over the past several years, our services have evolved from focusing mainly on improving cost and efficiencies to driving meaningful business outcomes for our clients, including growth and better decision-making using our strategic insights.
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

We enable domain-led digital transformation for our clients through our Digital Operations Services and Data-Tech-AI Services.

Digital Operations Services

Our Digital Operations services embed digital, advanced analytics and cloud-based offerings into our business process outsourcing solutions where we transform and run our clients’ operations with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and help them focus on high-value work to better compete in their industries. Our Digital Operations solutions also include certain IT services functions, including end-user computing support and infrastructure production support.

The ability to organize complex data sets and use analytics to derive actionable insights is increasingly critical to drive business outcomes for our clients. Our Enterprise360 intelligence platform enables our clients to harness the power of data and insights derived from running our clients' operations leveraging proprietary metrics and benchmarks from our Digital SEPs. This platform also uses AI for prescriptive actions to pinpoint transformation opportunities that can unlock operational excellence and growth.
Data-Tech-AI Services

Our Data-Tech-AI services focus on designing and building solutions that harness the power of digital technologies, data and advanced analytics, AI, and cloud-based software-as-a-service (SaaS) offerings to help transform our clients’ businesses and operations. Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.
Our service offerings

We offer the following professional services to our clients:

•Core industry operations specific to our chosen industry verticals; and
•Enterprise Services: CFO advisory, finance and accounting, supply chain, sourcing and procurement, sales and commercial, and environmental, social and governance services.

Core industry operations

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of our domain expertise embedded in our Digital SEP frameworks, we leverage digital technologies and specialized analytics to power clients' operations. We provide core operations support across all of our chosen industry verticals.

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
Industries we serve
We work with clients across our chosen industry verticals, which represent areas in which we believe we have deep industry acumen. Our chosen industry verticals, described in more detail below, are grouped within our three reportable segments, namely: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing.
Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as CFO advisory, finance and accounting, and supply chain, sourcing and procurement, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals. These services are embedded where possible with industry-relevant digital and analytics tools that leverage AI and automation to drive enhanced benefits and customer experience.
Financial Services
Our Financial Services segment covers services we provide to clients in the banking, capital markets and insurance sectors. Our banking and capital markets clients include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, auto finance providers, clearing and settlement organizations, renewable energy lenders and other financial services companies. Our core operations services for these clients include retail customer onboarding, customer service, collections, loan and payment operations, customer onboarding, commercial loan servicing, equipment and auto loan servicing, mortgage origination and servicing, compliance services, reporting and monitoring services and wealth management operations support. We provide financial crime and risk management services in areas such as fraud and dispute management, anti-money laundering, transaction monitoring, KYC and due diligence, sanctions screening, negative media monitoring and platform implementation. We also provide end-to-end information technology services, application development and maintenance, cloud hosting, post-trade support, managed services and consulting.
Our insurance clients include traditional insurers, brokers, reinsurers and insurtech companies operating across property and casualty, specialty, life, annuity, disability and employee benefits lines of business. Our core operations services for these clients span the lifecycle of insurance processes, including underwriting support, new business processing, policy administration, customer service, claims management, catastrophe modeling and actuarial services.
Consumer and Healthcare

Our Consumer and Healthcare segment covers services we provide to clients in the consumer goods, retail, life sciences and healthcare sectors. Our consumer goods and retail clients include companies in the food and beverage, household goods, consumer health and beauty and apparel industries, as well as grocery chains and general and specialty retailers. The core operations services we provide to these clients include demand generation, sensing and planning, supply chain planning and management, pricing and trade promotion management, deduction recovery, order management, digital commerce, customer experience and risk management.

Our life sciences and healthcare clients include pharmaceutical, medical technology, medical device and biotechnology companies as well as retail pharmacies, distributors, diagnostic labs, healthcare payers (health insurers) and providers, and pharmacy benefit managers. Our core operations services for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance and regulatory information management. Our services for healthcare clients include managing the end-to-end lifecycle of a claim, from claims processing and adjudication to claims recovery and payment integrity.

High Tech and Manufacturing

Our High Tech and Manufacturing segment covers services we provide to clients in the high tech, manufacturing and services sectors. Our clients in the high tech industry vertical include companies in the information and digital technology, software, digital platform, electronics, semiconductor, and enterprise technology sectors. The core operations services we provide to these clients include industry-specific solutions for trust and safety, advertising sales support, data engineering, user experience, AI, machine learning, intelligent automation, order management, supply chain management, digital content management and risk management.

Our manufacturing and services clients include companies in the aerospace, automotive, energy, manufacturing, transportation and logistics, media, publishing and hospitality sectors. Our core operations solutions for these clients include industry-specific solutions for supply chain management, direct and indirect procurement, logistics services, field services, aftermarket services support, industrial asset optimization and engineering services.
Our clients
We serve more than 800 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries, including about one fifth of the Fortune Global 500.
Our contracts with clients for Digital Operations services often take the form of a master services agreement ("MSA"), which is a framework agreement that we then supplement with statements of work ("SOWs") or other service level agreements, such as purchase orders or business services agreements ("BSAs"). These SOWs, purchase orders and BSAs cover in more detail the type of work to be performed and the associated amounts to be billed. For our Data-Tech-AI services, we typically enter into software-as-a-service and/or consulting agreements with our clients depending on the scope of the services to be performed. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
Our people
As of December 31, 2022, we had approximately 118,900 employees working in more than 35 countries. As a talent-led organization, our people are critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – who embody and enable our purpose — the relentless pursuit of a world that works better for people — and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent
We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. In 2022, we promoted more than 14,000 of our employees and encouraged employee career growth through our Destination Growth program. We also regularly monitor employee retention levels and continue to enhance our pay-for-performance approach in an effort to retain our top talent.

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
In 2022, we also invested in technologies and programs designed to create a better employee experience, with a particular focus on employee well being.
Corporate social responsibility
Our approach to corporate social responsibility focuses on two new pillars tied to our purpose: Better Access, which reflects our aim to provide the communities in which we operate with better access to heathcare, education and opportunities, and Better Planet, which reflects our aim to inform, educate, and catalyze action on the different facets of the environment and climate change and help make the planet work better for all.
We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. More than 60,000 of our employees have volunteered their time to, among other things, help underprivileged children get better access to education, assist unemployed women in developing job skills, and work on projects to help improve infrastructure and education in the communities in which we work and live.
Additionally, in 2022 more than 7,000 of our employees participated in our payroll-based charitable donation programs, and many of our employee volunteers participated in virtual volunteering initiatives such as composting, planting saplings, or eliminating single-use plastic. We are also passionate about working collectively to reduce our carbon footprint.
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

Sales and marketing
We market our services to both existing and potential clients through our business development team. Like our client portfolio, members of this team are based around the globe. Our business development team focuses both on supporting our strategic client accounts and acquiring new clients.
We have designated lead client partners and global relationship managers for each of our strategic client relationships. These business development personnel are supported by industry and capability subject matter experts to ensure our services and solutions best address the needs of our clients. We continuously monitor our client satisfaction levels to ensure that we maintain high service levels using metrics such as the Net Promoter Score.
The length of our selling cycle varies depending on the type of engagement. The sales cycle for our advisory and project work is typically much shorter than the sales cycle for a large business process engagement. Our efforts may begin through an existing engagement with a client or in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. Our teams seek to understand the needs and priorities of our clients as well as the business outcomes our clients desire, and we leverage our combination of capability and industry expertise to create differentiated client solutions. We may expend substantial time and resources in engaging with prospective clients to secure new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
As our relationship with a client deepens, the time required to win an engagement for additional services generally declines. In addition, during an engagement as we better understand and experience a client’s business and processes, we are able to identify incremental opportunities to deliver greater value for the client, including by leveraging our expanding portfolio of digital capabilities to transform our clients’ operations.
We strive to foster relationships between our senior leadership team and our clients’ senior management teams. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value. High-level executive relationships present significant opportunities to increase business from our existing clients. These relationships also provide a forum for gathering feedback on service delivery performance and addressing client concerns. Our governance methodology is designed to ensure that we are well connected at all levels of our clients’ organizations (executive, management, technology and operations).
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
Global delivery
We serve our clients using our global network of more than 80 delivery centers in more than 20 countries. We have delivery centers in Australia, Brazil, Bulgaria, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, South Africa, Thailand, the United Kingdom and the United States. We also have many employees in these and additional countries, such as Canada, Ireland, Singapore, Spain and Turkey, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

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
As of December 31, 2022, we had a portfolio of more than 50 patents and pending patent applications globally. Additionally, we have over 200 trademarks registered in various jurisdictions.
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
We may also face losses or potential losses of business when in-house departments of companies use their own resources rather than engage an outside firm for the types of services and solutions we provide. Our business model is also subject to competitive forces from the advent of novel technology or applications of these technological capabilities made readily available in open-market environments.
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
Regulation
We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, particularly in the countries where we have operations and where we deliver services. We are also subject to regulation by regional bodies such as the European Union ("EU").
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
We are affected by laws and regulations in the United States, the United Kingdom, the EU and its member states, and other countries in which we do business that are intended to limit the impact of outsourcing on employees in those jurisdictions, and occasional changes to laws and regulations in such jurisdictions may impose changes that further restrict or discourage offshore outsourcing or otherwise harm our business.  See Item 1A—“Risk Factors—Risks Related to our Business and Operations—Recent and future legislation and executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”
Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and the California Consumer Privacy Act. All fifty U.S. states and the District of Columbia have implemented separate data security and breach notification laws with which we must comply; in addition, some states have strengthened their existing laws. Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data (CLOUD) Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S. In the EU, the General Data Protection Regulation (GDPR) went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, India, as well as some countries in Africa, Asia and Latin America, have either passed data privacy legislation or are considering data protection laws that affect or may affect us. Evolving laws and regulations in India protecting the use of personal information could also impact how we handle vendor and employee data in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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
Certain laws may apply to our content moderation activity, such as laws regulating hate speech on the internet. In the United States, Section 230 of the Communications Decency Act (the "CDA") shields “interactive computer services” (e.g., websites, social media platforms) from liability for the speech of their users, with certain exceptions. The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. Section 230 of the CDA and other laws related to hate speech on the internet are currently the topic of significant debate. We expect that these laws will continue to evolve and change over time. Changes to the laws and regulations governing liability for speech on the internet may affect the business strategies and offerings of our clients, which may significantly change their approach to content moderation, and which, in turn, could reduce the market for our trust and safety related services.
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
Several of our service delivery centers, primarily located in China, Costa Rica, India, Israel, Malaysia and the Philippines, benefit from tax incentives or concessional rates provided by local laws and regulations. In addition, certain benefits are also available to us in India as an information technology enabled service (ITES) company under certain Indian state and central laws. These benefits include labor law exemptions, preferential rates for the commercial usage of electricity and incentives related to the export of qualified services.
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
Information about our executive officers
The following table sets forth information concerning our executive officers as of March 1, 2023:

Name	Age	Position(s)
N.V. Tyagarajan	61	President, Chief Executive Officer and Director
Michael Weiner	51	Senior Vice President, Chief Financial Officer
Balkrishan Kalra	53	Senior Vice President, Financial Services and Consumer and Healthcare
Piyush Mehta	54	Senior Vice President, Chief Human Resources Officer
Kathryn Stein	45	Senior Vice President, Chief Strategy Officer and Global Business Leader, Enterprise Services and Analytics
Heather White	50	Senior Vice President, Chief Legal Officer and Corporate Secretary
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
Balkrishan Kalra has served as our Senior Vice President and Business Leader for Consumer Goods, Retail and Life Sciences since 2008, has led our Healthcare business since 2016 and in 2020 assumed responsibility for our Banking and Capital Markets businesses. Prior to his current role, he held various roles at Genpact since joining us in 1999.
Piyush Mehta has served as our Senior Vice President, Chief Human Resources Officer since March 2005. He has worked for us since 2001, initially as Vice President of Human Resources.
Kathryn Stein has served as our Senior Vice President, Chief Strategy Officer since December 2016 and has also been responsible for our Enterprise Services business since February 2019 and our Analytics business since March 2022. Prior to joining Genpact, Ms. Stein was at Mercer for six years, most recently as a Partner and Market Business Leader.  Before Mercer, she worked with Boston Consulting Group, the Center for Strategic and International Studies and MarketBridge Consulting. Ms. Stein also currently serves as a director of Computer Task Group, Incorporated.
Heather White has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since April 2018.  Ms. White has been with Genpact since 2005, and prior to her current role she served as our Senior Vice President and Deputy General Counsel.  Before joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

Item 1A.     Risk Factors
Risks Related to our Business and Operations
Our profitability will suffer if we are not able to price appropriately, maintain employee and asset utilization levels and control our costs.
Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and delivery centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may decrease or may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability. Additionally, we may fail to appropriately estimate our costs in agreeing to provide new or novel services with unique pricing arrangements or service delivery requirements.
Wage increases in the countries where we operate may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. Demand and competition for skilled employees, especially employees with the mix of skills and experience that we need to provide certain of our services, have increased significantly from historical levels. The increased level of demand and competition has resulted in a tight labor market and significant increases in compensation for certain employees, particularly in highly developed markets. As wage levels for skilled employees increase in most of the countries in which we operate because of, among other reasons, the tightening of the labor market and related competition for skilled employees in certain areas, faster economic growth, and increased demand for business process services, wage increases continue to adversely affect our profitability and may continue to adversely affect our profitability in the future to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may also cause our clients to be less willing to utilize our services. We will attempt to control such costs by seeking to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. In recent years we have had to increase our wage levels for certain roles significantly in a short period of time, and we may in the future need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.
We engage independent contractors in various U.S. states in the ordinary course of business. Several U.S. states have enacted legislation that requires businesses to consider individuals to be employees who, under current law in most other U.S. states, would be considered independent contractors. If additional states or the U.S. federal government pass similar legislation, we may be required to modify our hiring plans and associated business model, which may increase our cost of doing business.
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
Additionally, new labor codes enacted by the Government of India in 2019 will, once made effective, change the definition of wages for purposes of determining employer contributions under the provident fund and other statutory benefit schemes, including the Indian gratuity plan. As a result of this new legislation, our compensation cost in India may increase, which could adversely affect our profitability, results of operations and financial condition.
We may fail to attract and retain enough qualified employees to support our operations.
Our industry relies on large numbers of skilled employees, and our success and profitability depend on our ability to attract, train and retain a sufficient number of employees with the right mix of skills and experience to perform services for our clients. Historically, high employee attrition has been common in our industry. In 2022, our attrition rate for all employees who were employed for a day or more was 35%, an increase from our normalized historical attrition rate in the range of 26% to 28% (excluding 2020, which was an outlier due to the initial impact of the COVID-19 pandemic on the labor market). We cannot assure you that we will be able to reduce our level of attrition in the future or even maintain our attrition rate at the 2022 level. If our attrition rate increases beyond the 2022 level or remains above our historical average attrition rate for an extended period, our operating efficiency and productivity may decrease.
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
In 2022, we continued to face increased competition for talent with scarce skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to continue to incur increased costs or be unable to fulfill client demand for our services and solutions. Sustained competition for employees, or an increase in competition from the current heightened levels, could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
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
In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client and other third-party data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. We have established security measures and internal controls to prevent the inadvertent or intentional exposure or loss of personally identifiable information, and we regularly assess the adequacy of and make improvements to such controls. We have experienced minor data incidents due to the inadvertent or intentional actions of our employees or contractors, though none have had a material impact on our operations or financial results or resulted in any regulatory fines or penalties. However, if any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to client, third-party or Genpact protected data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, held for ransom or otherwise disrupted or invaded information systems of other companies and misappropriated or disclosed data. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts, including, for instance, by Russia or Russian-based actors in connection with the Russia/Ukraine conflict. We may be unable to anticipate the techniques used by threat actors to invade our systems and may not detect when an incursion has occurred or implement adequate preventative and responsive measures. Additionally, in the event of a ransomware or other attack involving data theft and encryption, we could face delays in the recovery of data, or a total loss of data, in the event of a lack of adequate backups and restoration testing. The steps we have taken to protect our information systems and data security may be inadequate. Actual or perceived breaches of our security, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, could influence the market perception of the effectiveness of our security measures and as a result our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.
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
While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches or in their timely detection or effective response. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced data security incidents such as inadvertent or unauthorized disclosures of data, including as a result of phishing or malware, and other unauthorized access to or use of our systems or those of third parties. To date such incidents have not had a material impact on our operations or financial results. However, there is no assurance that such impacts will not be material in the future.
Additionally, our employees have engaged, and could in the future engage, in fraudulent conduct or conduct that violates our client contracts or our internal controls or policies. The proportion of our workforce working remotely since the onset of the COVID-19 pandemic has reduced our ability to enforce physical security controls and monitor employee conduct and has increased the risk that our employees will engage in impermissible conduct, which could give rise to reputational harm and legal liability, and our insurance policies may not cover all claims or indemnify us for all liability to which we are exposed. Our inability to enforce physical security controls and monitor our employees working remotely also increases the risk of data breaches. Measures we have taken in the remote work environment to implement suitable additional controls and educate our employees on the importance of cybersecurity, data loss prevention and related best practices may not prevent data breaches, the occurrence of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.
Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.
Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we have confidence that our strategic plans reflect opportunities that are appropriate and achievable, the execution of our strategy may not result in long-term growth in revenue or profitability due to a number of factors, including incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we have invested and may continue to invest significant time and resources into developing new product or service offerings and transforming or adapting our salesforce, and these undertakings may fail to yield sufficient return to cover our investments in them. The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We have employees in more than 35 countries and significant operations in more than 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations.

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
A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. Additionally, major political events, including the United Kingdom’s withdrawal from the European Union, or Brexit, have created uncertainty for businesses such as ours that operate in these markets. For example, there is still no final trade agreement between the United Kingdom and the European Union, and the final terms of such an agreement could adversely affect economic conditions in affected markets as well as the stability of global financial markets, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Broader global geopolitical tensions and actions that governments take in response may adversely impact us. For instance, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries in which we operate have imposed and may further impose broad sanctions or other restrictive actions against governmental and other entities in Russia. We do not have employees or operations in Russia or Ukraine, but we have operations in surrounding countries, and we have clients that do business in Russia and Ukraine. Such clients may be adversely affected by the ongoing conflict and related sanctions and other governmental actions, which in turn could have an adverse impact on our revenues from such clients. Additionally, given the global nature of our operations, any protracted conflict or the broader macroeconomic impact of sanctions imposed on Russia could have an adverse impact on our business, profitability, results of operations and financial condition.
Ongoing economic volatility and uncertainty and changing demand patterns, including as a result of the COVID-19 pandemic and the inflationary period that has followed, affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.

Additionally, increased operating costs resulting from recent inflationary pressures, including increases in compensation and other expenses for our employees, have adversely affected our profitability and could continue to do so. Broad-based inflation will also continue to increase the costs of operating our delivery centers, including, in particular, due to rising or volatile energy prices, which have been and may continue to be amplified by the ongoing conflict between Russia and Ukraine and other geopolitical tensions. We have not been able to, and may in the future be unable to, fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for periods of time. This has resulted in and is expected to continue to result in downward pressure on our gross margins and operating income. Further, our clients may choose to reduce their business with us or cancel, defer or delay projects if we increase our pricing. If we are unable to successfully adjust pricing, reduce costs or implement other countermeasures, our profitability could be materially adversely affected.
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
Additionally, in recent years, as a result of a number of factors, including changing client preferences, an increase in Data-Tech-AI services and economic pressures that can cause delays or reductions in client purchasing decisions, the percentage of our revenues from consulting and other short-cycle engagements has increased. The increased share of our revenues derived from these engagements makes business forecasting more complex given that they are for services that are more discretionary and non-recurring than our traditional services. Our contracts for consulting and other short-cycle engagements typically permit our clients to terminate the agreement with less notice than is required under our longer-term contracts for our Digital Operations services and without paying termination fees. Our failure to properly manage these shorter-cycle engagements could adversely affect our business, growth strategy and results of operations.
Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, results of operations, and ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.
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
Changes in our tax rates or tax provisions, adverse tax audits and other proceedings, or changes in tax laws or their interpretation or enforcement could have an adverse effect on our business, results of operations, effective tax rate and financial condition.
We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. Our provision for income taxes, actual tax expense and tax liability could be adversely affected by a variety of factors, including lower income before taxes generated in countries with lower tax rates, higher income generated in countries with higher tax rates, changes in tax laws and regulations or in the interpretation or enforcement of such laws and regulations, changes in applicable income tax treaties, changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities, the elimination or expiration of certain tax concessions, exemptions or holidays that had reduced our tax liability, and adverse outcomes of tax examinations or tax-related litigation, including a determination by any tax authority that our transfer prices are not appropriate or that our intercompany transactions should be characterized differently than we have characterized them. Changes in tax laws, treaties or regulations impacting our business, and their interpretation and enforcement, have become more unpredictable in recent years and could result in unexpected and unfavorable outcomes. Additionally, changes in tax laws proposed by the Biden administration, if enacted, could negatively impact our effective tax rate. Any of these factors could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and tax authorities around the world, notably in India where we have substantial operations. Tax authorities have disagreed in the past, and may in the future disagree, with our tax positions, and particularly in India are increasingly taking aggressive stances opposing the tax positions we take, including with respect to our intercompany transactions. Negative outcomes from those examinations or any appeals therefrom may adversely affect our provision for income taxes and tax liability, and the amounts we are ultimately required to pay could be materially different from the amounts we anticipated, which in turn could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.
We are currently subject to several tax audits by the Indian tax authorities (“ITA”) related to intercompany transactions that occurred in 2009, 2013 and 2015. In each of 2014, 2016, 2019 and 2022, the ITA issued assessment orders seeking to impose tax on us in relation to such transactions. We have received demands for potential tax claims related to these orders in an aggregate amount of $229 million (converted from Indian rupees and including interest through the date of the orders). We do not believe that any of the transactions giving rise to these demands were subject to tax in India under applicable law. To date, we have received favorable orders from appellate judicial authorities in India relating to $120 million of the $229 million demanded in the assessment orders, and we continue to defend against the remaining $109 million in demands. Additionally, in the first quarter of 2023, the ITA issued an assessment order seeking to impose tax on us of $865 million (converted from Indian rupees and including interest through the date of the order) in relation to a 2015 internal restructuring transaction involving our Indian subsidiaries. We have recently appealed this assessment order, which we believe is without merit and not enforceable under applicable law.
We have appealed all of the outstanding orders from the ITA and have not provided a reserve for the related exposures, which would be material. Although we have received favorable orders as to certain of the ITA’s demands, and have appealed others, we may ultimately not prevail in some or all of these matters. In the event we do not prevail in these matters, the total amounts owed in connection with these demands would be material and subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest also would be material. A final determination of tax in the amounts claimed by the ITA would likely have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 26—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information relating to these matters.
Additionally, in 2012, the Government of India appealed a 2011 ruling by the Delhi High Court that Genpact India Private Limited (one of our subsidiaries) cannot be held to be a representative assessee of GE in connection with an assertion that GE has tax liability in India by reason of a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.
Effective July 1, 2017, a Goods and Services Tax (“GST”) was introduced in India, replacing an existing service tax regime and multiple similar indirect taxes. The implementation of the GST continues to evolve, with the Government of India introducing regular amendments and issuing clarifications. In the second quarter of 2020, the ITA began challenging certain of our GST and service tax refunds in certain Indian states. We had requested these refunds pursuant to the tax exemption available for exports under service tax and GST regimes in respect of services performed by us in India for affiliates and clients outside of India. The ITA have also initiated proceedings to examine the availability of the tax exemption claimed in respect of export of services under the service tax regime that preceded the current GST regime. In denying the refunds and initiating these proceedings, the ITA has taken the position that the services we provide are local services, which interpretation, if correct, would make the service tax and GST exemptions we have claimed on exports unavailable to us in respect of such services. We believe that the denial of the service tax and GST exemptions is incorrect, and we have filed appeals before relevant appellate authorities. The Government of India has issued a clarification which supports our position and in the fourth quarter of 2022, the Punjab and Haryana High Court ruled in our favor in respect of our appeal of the ITA’s refund denial related to one period. Our appeals of the refund rejections for some of the other periods have recently been decided with directions to follow the High Court's order, while others are still pending at the administrative level, which we believe should also be decided on similar lines. Nonetheless, the ITA may appeal the order of the High Court to the Supreme Court of India and there can be no assurance that we will ultimately prevail in this matter. If it is finally determined that we do not qualify for the service tax and GST exemptions on the services we provide in India for clients located outside of India, we could be subject to additional tax on all of such services at a rate of 18%. The imposition of this additional tax on a significant percentage of the services we perform or have performed in India would likely have a material adverse effect on our profitability and cash flows and could also have a material adverse effect on our business, financial condition and results of operations.
Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development, or the OECD, and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or the BEPS, initiative, which was endorsed by the G20 finance ministers. The new global tax framework is a two-pillar plan. The plan proposes the reallocation of global profits of large multinational companies to market jurisdictions, as well as the introduction of a global minimum tax. Many of the package’s proposed measures require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefited taxpayers in particular cases. The EU recently proposed and adopted Anti-Tax Avoidance Directives which require EU member states to implement measures to prohibit tax avoidance practices.
In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. The Tax Act requires complex computations not previously required. As regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and our tax liabilities may materially increase. See “Recent and future legislation and executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services” below in this “Risk Factors” section.
The global tax environment is increasingly complex and uncertain. Although we monitor these developments, it is very difficult to assess to what extent changes and other proposals, if enacted, may be implemented in India, the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to their unpredictability and interdependency. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.
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
Recent and future legislation and executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.
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
Certain U.S. states have passed or are considering privacy legislation that may impact our business. The California Consumer Privacy Act, or the CCPA imposes many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (GDPR) in the EU, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, providing data subjects the right to opt-out of sales of their personal information and to access to and, in some cases, request the erasure of their personal information. The CCPA contains significant penalties for companies that violate its requirements. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in 2023. Other states may consider such laws in the future, and a federal privacy law has been proposed in the U.S. Congress.
Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other region or country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions could also have a material adverse effect on our business, results of operations and financial condition. For example, there are unresolved questions about the legal mechanisms for transferring personal data from the EU to other countries. The Court of Justice of the European Union, or the CJEU, has invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms that had been used to legitimize the transfer of personal data from the European Economic Area, or EEA, to the United States, and has also generated doubt about the legal viability of the standard contractual clauses that have provided an alternative means for such data transfers from the EEA to the United States. EU regulators have adopted revised standard contractual clauses that add requirements for transferring EU personal data to other jurisdictions, which may increase compliance and operational costs and legal risks and liabilities of that data transfer mechanism. In October 2022, U.S. President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which is intended to replace the EU-US Privacy Shield. The European Commission began its approval process in December 2022. It remains unclear whether the framework will be finalized, whether it will be challenged in court, and whether such a court challenge might affect the viability of the new standard contractual clauses). These developments could lead to increased scrutiny on data transfers from the EU to the U.S. generally and could increase our data privacy compliance costs and our costs for implementing privacy and data security arrangements with our vendors and business partners.

With the withdrawal of the United Kingdom, or UK, from the EU, known as Brexit, the UK’s Data Protection Act 2018 governs the processing of personal data in the UK and imposes obligations comparable to those imposed by the EU’s GDPR. We must also navigate cross-border data transfer restrictions in the UK. The European Commission and UK regulators have authorized continued personal data transfers between the EEA and the UK, but the UK has its own rules for regulating personal data transfers to other jurisdictions, such as the United States. The UK recently approved a standard international data transfer agreement, which can serve as a basis for companies to lawfully transfer personal data outside of the UK. These regulatory requirements impose administrative costs and regulatory enforcement risks and remain subject to frequent changes that could disrupt cross-border transfers of personal data.
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
In the United States, all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving personally identifiable information. In addition, several U.S. states have enacted data privacy laws that impose varying privacy and data security obligations on companies and grant individuals residing in those states certain rights as data subjects, and legislation has been proposed in several more states. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the General Data Protection Regulation (GDPR) imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and Egypt, where we have operations, have implemented or are considering GDPR-like data protection laws. Evolving laws and regulations in India protecting the use of personal information could also impact how we handle vendor and employee data in India and may require us to develop new controls governing the processing of employee data.

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
Additionally, governmental bodies, investors, clients and other stakeholders are increasingly focused on environmental, social and governance ("ESG") issues, which has resulted and may in the future continue to result in the adoption of new laws and regulations and changing buying practices. If we fail to keep pace with ESG trends and developments or fail to meet the expectations of our clients and investors, our reputation and business could be adversely impacted. We have made public commitments on certain ESG matters, and our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability.
A substantial portion of our assets, employees and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.
We are subject to several risks associated with having a substantial portion of our assets, employees and operations located in India. A majority of our employees are based in India and a majority of our services are performed in India, which makes our business particularly sensitive to general economic conditions and economic and fiscal policy changes in India. Various factors, such as changes in the central or state Indian governments, could trigger changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. Our ability to continue to leverage the skills and experience of our workforce in India to provide our services at competitive prices depends in part on the stability of the business environment in India, and if the Indian government pursues economic policies that are unfavorable to us or that otherwise significantly increase the cost of doing business in India, our competitive advantage may be diminished and our business, financial condition and results of operations could be materially adversely impacted.
We have historically benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and in our industry in particular, including significant fiscal incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. However, many of the policies we have benefited from in the past have lapsed or are no longer available to us, and there is no assurance that policies from which we continue to benefit will be available to us in the future.
Our revenues are highly dependent on clients located in the United States and Europe, as well as on clients that operate in certain industries.
In 2022, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, more than 25% of our revenues were derived from clients in the financial services and insurance industries.
The COVID-19 pandemic and the inflationary economic environment that has followed it have adversely affected economic activity in the United States and Europe and activity in certain industries in which our clients operate. For example, a number of our largest clients in the United States operate in the high-tech industry. In recent months there have been a number of reports in the media of high-tech companies struggling to maintain or grow their profitability in an increasing interest rate environment and conducting broad layoffs or undertaking other cost cutting measures. If our services are viewed as non-essential or are targeted for consolidation, in-sourcing or replacement as part of cost cutting measures by clients in the high tech or other industries facing macroeconomic pressures, we could be adversely affected. In addition, a number of other factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition.

For example, Brexit has created, and continues to create, economic uncertainty given that no final trade agreement has been reached between the UK and EU. We have operations in the UK and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty and by the terms of any final trade agreement.
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
In addition, we have historically derived a significant portion of our revenues from GE. In the past, GE has divested businesses we served, including a significant portion of its GE Capital business, and we have entered into contracts with several divested GE businesses. GE is in the process of dividing into three independent public companies, and its spin-off of GE Healthcare was completed in January 2023. Any material loss of business from, or failure to maintain relationships with, former GE businesses following the completion of the GE restructuring could have a material adverse effect on our business, results of operations and financial condition.
We are implementing a new enterprise resource planning system, and challenges with the planning or implementation of the system may impact our internal controls over financial reporting, business and operations.
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”), which is a major undertaking that will replace most of our existing operating and financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The ERP implementation will require the integration of the new ERP with existing information systems and business processes. Our ERP planning has required, and the ongoing planning and future implementation of the new ERP will continue to require, investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new ERP could result in significantly greater capital expenditures and employee time and attention than currently contemplated, and could adversely affect our ability to operate our business, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. Additionally, conversion from our old system to the new ERP may also cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will require new procedures and many new controls over financial reporting. If we are unable to adequately plan, implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal controls over financial reporting. All of the above could result in harm to our reputation or our clients, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition and stock price.
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
Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of process, technology and domain expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and marketing and sales capabilities. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, offshore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide business process services and accounting firms that also provide consulting or outsourcing services.
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
Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, Hungarian forint, Canadian dollars, South African rand and Australian dollars. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”
Our results of operations have been adversely affected and could be further adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if, as has occurred over the past year, the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost-effective manner. In addition, in some countries, such as India, China, Romania and the Philippines, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which limits our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Foreign exchange gains (losses), net.”
Restrictions on entry or work visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.
A portion of our business depends on the ability of our employees to obtain the necessary visas and work or entry permits to travel to and do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, the COVID-19 pandemic and related border controls, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If pandemic-related restrictions are reimposed, further terrorist attacks occur, global unrest intensifies, or nationalistic political trends continue, then obtaining visas for our personnel may become even more difficult. For instance, as a response to the COVID-19 pandemic, regular visa services at U.S. consulates globally have been suspended, which resulted in some of our employees facing extensive delays in obtaining work visas, or having been unable to obtain such visas.
Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry or work visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available. In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events. In addition, there is uncertainty with respect to immigration laws and regulations in the United States as the current U.S. President pursues legislation and policy changes to reform U.S. immigration laws and to reverse some immigration policies of the prior administration. Our employment of international personnel in the United States and elsewhere may also be limited by immigration restrictions targeting specific countries. It is not currently known what, if any, visa or travel restrictions might be proposed in the future or how they would be implemented or enforced.
Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Our employment agreements with our Chief Executive Officer and other members of our executive management team do not obligate them to work for us for any specified period. In the first quarter of 2023, a member of our leadership team left the Company to pursue another opportunity. If we lose other key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.
We may be unable to service our debt or obtain additional financing on competitive terms.
In December 2022, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $530 million term loan and a $650 million revolving credit facility. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2022, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $682 million. The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.
On November 18, 2019, we issued $400 million aggregate principal amount of 3.375% senior notes, or the 2024 notes, in an underwritten public offering. As of December 31, 2022, the amount outstanding under the 2024 notes, net of debt amortization expense of $1.1 million, was $398.9 million, which is payable on December 1, 2024 when the notes mature. We are required to pay interest on the 2024 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity date.
On March 26, 2021, we issued $350 million aggregate principal amount of 1.75% senior notes, or the 2026 notes, in an underwritten public offering. As of December 31, 2022, the amount outstanding under the 2026 notes, net of debt amortization expense of $2.0 million, was $348.0 million, which is payable on April 10, 2026 when the notes mature. We are required to pay interest on the 2026 notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity date.
The 2024 notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l., our indirect wholly owned subsidiary, and are guaranteed on a senior unsecured basis by Genpact Limited and our indirect wholly owned subsidiary, Genpact USA, Inc. The 2026 notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited. The 2024 notes and 2026 notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2024 notes and the 2026 notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rates payable on the 2024 notes and the 2026 notes are subject to adjustment if the credit ratings of the 2024 notes or 2026 notes, as applicable, are downgraded, up to a maximum increase of 2.0%. We may redeem the 2024 notes and 2026 notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2024 notes, November 1, 2024 and, in the case of the 2026 notes, March 10, 2026, a specified “make-whole” premium. The 2024 notes and 2026 notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.
Our indebtedness and related debt service obligations can have negative consequences, requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; limiting our ability to obtain additional financing and limiting our ability to undertake strategic acquisitions; increasing our vulnerability to adverse economic and industry conditions, including by reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We manage only a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. A portion of our indebtedness, including borrowings under our credit facility, bears interest at variable interest rates primarily based on the Secured Overnight Financing Rate. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.
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
Our operating results may fluctuate significantly from period to period. The long selling cycle for many of our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. In addition, our future revenues, operating margins and profitability may fluctuate as a result of lower demand for our services, lower win rates versus our competition, changes in pricing in response to client demands and competitive pressures, changes to the financial condition of our clients, employee wage levels and utilization rates, changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar and the euro versus the U.S. dollar, the timing of collection of accounts receivable, enactment of new taxes, changes in domestic and international income tax rates and regulations, and changes to levels and types of share-based compensation awards and assumptions used to determine the fair value of such awards. As a result of these factors, it is possible that in some future periods, our revenues and operating results may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common shares would likely be materially and adversely affected.
If we are unable to collect our receivables, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. More recently, some of our clients have begun to delay their payments to us in order to take advantage of increased interest rates to earn additional interest income, which has had an adverse impact on our days sales outstanding. If more clients delay payments or if payments are delayed further or for an extended period, our working capital balances and cash management practices could be adversely affected.
Macroeconomic conditions, including persistent inflation in the countries in which we do business and have operations, increasing geopolitical tensions, the possibility of an economic downturn globally or regionally, changes in global trade policies and the lingering impacts of the COVID-19 pandemic , could also result in financial difficulties for our clients, including bankruptcy and insolvency. Additionally, cyberattacks on any of our clients could disrupt their internal systems and capability to make payments. The occurrence of any of these events could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operations and financial condition.
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
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. For instance, the ongoing conflict between Russia and Ukraine has created volatility and uncertainty in the financial markets. These events also pose significant risks to our people and to our delivery centers and operations around the world.
Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India, such as continued terrorist activity around the northern border of India, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. In addition, since 2020, there has been a series of conflicts between India and China along their shared border. Although both countries have taken actions to control and de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.
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
As of December 31, 2022, we had $1,684 million of goodwill and $90 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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
The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:
•terrorist attacks, other acts of violence or war, natural disasters, epidemics or pandemics (including the COVID-19 pandemic), or other such events impacting countries where we or our clients have operations;
•actual or anticipated fluctuations in our quarterly and annual operating results;
•changes in financial estimates by securities research analysts;
•changes in the economic performance or market valuations of our competitors and other companies engaged in providing similar or competitive services;
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

Item 1B.      Unresolved Staff Comments
None.
Item 2.      Properties
We have delivery centers in 24 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.
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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2023, there were 34 holders of record of our common shares.
The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2018 to December 31, 2022. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2017 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12-31-17
03-31-18
06-30-18
09-30-18
12-31-18
03-31-19
06-30-19
09-30-19
12-31-19
03-31-20
06-30-20
09-30-20
12-31-20
03-31-21
06-30-21
09-30-21
12-31-21
03-31-22
06-30-22
09-30-22
12-31-22
Genpact
S&P 500 Index
Peer Group

	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19
Genpact	101.03	91.59	97.14	85.88	112.23
Peer Group	104.18	109.18	112.74	97.87	115.93
S&P 500	99.24	102.65	110.56	95.62	108.67

	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20
Genpact	121.79	124.16	135.40	93.99	117.86
Peer Group	117.74	118.86	124.20	96.86	122.10
S&P 500	113.34	115.27	125.72	101.08	121.85

	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21
Genpact	126.02	134.14	139.24	148.08	155.18
Peer Group	143.26	169.74	180.26	194.91	210.90
S&P 500	132.73	148.85	158.04	171.56	172.55

	12/31/21	03/31/22	06/30/22	09/30/22	12/31/22
Genpact	173.73	142.85	139.46	144.49	153.34
Peer Group	258.49	225.71	177.89	163.27	169.96
S&P 500	191.58	182.77	153.34	145.86	156.88
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Dividends
In February 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per common share, representing an annual dividend of $0.50 per common share. In 2022, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2023, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1375 per common share, representing a planned annual dividend of $0.55 per common share for 2023. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2022	—	—	—	156,899,039
November 1-November 30, 2022	135,640	44.22	135,640	150,901,355
December 1-December 31, 2022	574,521	45.22	574,521	124,923,971
Total	710,161	45.03	710,161

In February 2023, our board of directors authorized a $500 million increase to our existing $1.75 billion share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $2.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. See Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. Throughout 2022 there was significant economic and geopolitical uncertainty in many markets around the world, including with respect to wage inflation, the possibility of slowing global economic growth and increased volatility in foreign currency exchange rates, which impacted and may continue to impact our business.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response thereto, including the imposition of sanctions, have contributed to supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have any operations in Russia or Ukraine, it is difficult to anticipate the future impacts of any of the foregoing on our business or our clients’ businesses. To date, we do not believe Russia’s ongoing military action in Ukraine and governmental actions in response thereto have had a material impact on our business, financial position or operations, but we continue to monitor the situation closely.

The COVID-19 pandemic also continues to impact the global economy and the markets in which we operate. In the year ended December 31, 2022, the pandemic did not have a significant impact on our results. We will continue to assess the impact of the COVID-19 pandemic on the Company and respond accordingly. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income, earnings per share, and cash flow from operations may differ materially from historical trends.

For additional information about the risks we face, see Part I, Item 1A—“Risk Factors.”

Overview
Our 2022 revenues were $4.4 billion, an increase of 8.7% year-over-year, or 11.1% on a constant currency1 basis.
Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, in the years ended December 31, 2021 and 2022:

	Percentage of Total Net Revenues
	Year ended December 31,
	2021	2022
Top five clients	24.3%	22.1%
Top ten clients	33.6%	31.2%
Top fifteen clients	39.8%	37.3%
Top twenty clients	44.3%	42.2%
We earn revenues pursuant to contracts that generally take the form of a master service agreement ("MSA"), which is a framework agreement that is then supplemented by statements of work ("SOWs"). Our MSAs specify the general terms applicable to the services we will provide. Our MSAs are generally for terms of three to seven years, although they may also have an indefinite term or be for terms of less than three years. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with terms of two to five years. We typically have multiple SOWs under any given MSA, and the terms of our SOWs vary depending on the nature of the services to be provided. We seek to develop long-term relationships with our clients. We believe that these relationships best serve our clients as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement.
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

Classification of certain net revenues.   We classify our net revenues in two categories based on the nature of services rendered: Data-Tech-AI services and Digital Operations services.
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
Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing attrition, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees.
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
The ratio of cost of revenue to revenues for any particular SOW or for all SOWs under an MSA is typically higher in the early periods of the contract or client relationship than in later periods. This is because the number of supervisory and direct support personnel relative to the number of employees who are performing services typically declines in later periods of the contract. It is also because we may retain a portion of the benefit of productivity increases realized over time.

Selling, general and administrative expenses.    Our selling, general and administrative ("SG&A") expenses are primarily comprised of personnel expenses for senior management and other support personnel in enabling functions, such as human resources, finance, legal, marketing, sales and sales support, and other non-billable support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes acquisition related costs, legal and professional fees (which represent the costs of third-party legal, tax, accounting and other advisors), investments in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.
Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration and deferred consideration relating to business acquisitions, as well as certain operating losses resulting from the write-down of operating lease right-of-use assets, other assets, property, plant and equipment and intangible assets and impairment charge on assets classified as held for sale.
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
We also enter into derivative contracts to offset the impact of the re-measurement of non-functional currency expenditures and income. The gains or losses on derivative contracts that qualify for hedge accounting, which are cash flow hedges, are deferred and included under other comprehensive income (loss) until the derivative contracts mature, at which time the gains or losses on such cash flow hedges are classified as net revenues, cost of revenue or selling, general and administrative expenses based on the underlying risk being hedged. See Note 2—“Summary of significant accounting policies” to our Consolidated Financial Statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules’’ and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

77% of our fiscal 2022 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Japanese yen and Indian rupees. Our costs are primarily incurred in Indian rupees, as well as in U.S. dollars, U.K. pounds sterling, Romanian leu, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, between the Australian dollar and the Indian rupee, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the U.K. pound sterling, Philippine peso, Hungarian forint, Chinese renminbi, Polish zloty and the euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
Interest income (expense), net.  Interest income (expense), net consists primarily of interest expense on indebtedness, including resulting from interest rate swaps and a treasury rate lock agreement, finance lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain items related to debt restructuring, and interest income on certain deposits. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of London Interbank Offered Rate ("LIBOR") or Term Secured Overnight Financing Rate (“SOFR”), as applicable, and the floor rate under our term loan and make payments based on a fixed rate.
Other income (expense), net.   Other income (expense), net primarily includes certain government incentives received by our subsidiaries and changes in the fair value of assets in our deferred compensation plan. It also includes the settlement of certain pre-GE divestiture related tax liabilities for which we were indemnified by GE.
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
Other taxes.    We have operating subsidiaries or branches in several countries, including Australia, Brazil, Canada, China, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, India, Ireland, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Singapore, South Africa, Thailand, Turkey, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.
One of our subsidiaries in China has obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary is subject to a lower corporate income tax rate of 15% through December 31, 2023, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including Costa Rica, Israel, Malaysia and the Philippines. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.
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
On December 31, 2021, we acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66.7 million. This amount represents cash consideration of $64.4 million, net of cash acquired of $2.3 million. This acquisition furthered our strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo’s expertise with Adobe Experience Manager and other Adobe applications complements our existing end-to-end client solution that seamlessly integrates digital content, e-commerce, data analytics, and marketing operations. Goodwill arising from the acquisition amounting to $46.0 million has been allocated among our three reporting units as follows: Financial Services in the amount of $4.3 million, Consumer and Healthcare in the amount of $7.3 million and High Tech and Manufacturing in the amount of $34.4 million, using a relative fair value allocation method. Goodwill arising from this acquisition is deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.
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
On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supported our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expanded on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expanded our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based e-commerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated between two of our reporting units as follows: Consumer and Healthcare in the amount of $30.4 million and High Tech and Manufacturing in the amount of $6.5 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.
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

We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business and may be a useful metric as an indicator of future revenue growth potential. Our management also uses new bookings to measure our sales force productivity.
New bookings in 2022 were $3.9 billion, up from $3.7 billion in 2021.
New bookings can vary significantly year to year depending in part on the timing of signing of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of client spending may impact the conversion of new bookings to revenues. For example, bookings for our Digital Operations services, which are typically provided under multi-year contracts, generally convert to revenue over a longer period of time than do bookings for our Data-Tech-AI services, which often include shorter cycle, project-based work.
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
We price our services under a variety of arrangements, including time and materials, transaction-based and fixed-price contracts. When services are priced on a time-and-materials basis, we charge the customer based on full-time equivalent ("FTE") rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all of our costs, including the cost of supervisory personnel, the allocable portion of other costs, and a margin. In some cases, time-and-materials contracts are based on hourly rates of the personnel providing the services. We recognize revenues when the promised services are delivered to customers for an amount that reflects the consideration to which we expect to be entitled in exchange for those services. We accrue for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.
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
Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2021 and 2022.
During the year ended December 31, 2022, we took actions to realign our portfolio to focus on services we believe have the greatest opportunities for growth, and deprioritized assets that no longer fit with our long-term strategy. As such, during 2022, we identified and divested a business that was part of our Consumer and Healthcare segment and classified certain technology-related intangible assets and goodwill as held for sale. We tested these assets for impairment and determined that the carrying values were not recoverable and accordingly recorded an impairment charge to adjust the carrying amount of these assets to their fair value. The impairment charge was recorded in “other operating (income) expense, net." See Note 8—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
We capitalize certain software and technology development costs incurred in connection with developing or obtaining software or technology for sale to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) the external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.
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
Income taxes.    We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating losses and tax credits carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing or approval date of the tax status change. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.
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
Results of Operations
For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table sets forth certain data from our income statement for the years ended December 31, 2021 and 2022:

	Year ended December 31,		Percentage change increase/ (decrease) 2022 vs. 2021
	2021	2022
Data-Tech-AI	$1,692.3	$1,959.9	15.8%
Digital Operations	$2,329.9	$2,411.3	3.5%
Total net revenues	$4,022.2	$4,371.2	8.7%
Cost of revenue	2,590.3	2,834.8	9.4%
Gross profit	$1,432.0	$1,536.4	7.3%
Gross profit margin	35.6%	35.1%
Operating expenses
Selling, general and administrative expenses	865.7	938.4	8.4%
Amortization of acquired intangible assets	58.4	42.7	(27.0)%
Other operating (income) expense, net	(1.2)	53.2	NM*
Income from operations	$509.0	$502.2	(1.3)%
Income from operations as a percentage of net revenues	12.7%	11.5%
Foreign exchange gains (losses), net	12.7	15.4	21.5%
Interest income (expense), net	(51.4)	(52.2)	1.5%
Other income (expense), net	12.9	(0.1)	(100.8)%
Income before income tax expense	$483.1	$465.2	(3.7)%
Income tax expense	113.7	111.8	(1.6)%
Net income	$369.4	$353.4	(4.3)%
Net income as a percentage of net revenues	9.2%	8.1%
*Not Meaningful

Fiscal Year Ended December 31, 2022 Compared to the Fiscal Year Ended December 31, 2021
Net revenues.    Our net revenues were $4,371.2 million in 2022, up $349.0 million, or 8.7%, from $4,022.2 million in 2021. Growth in our net revenues was driven by both Data-Tech-AI and Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, Japanese yen, Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 11.1% in 2022 compared to 2021 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased to approximately 115,800 in 2022 from approximately 103,100 in 2021.

	Year ended December 31,		Percentage change increase/ (decrease) 2022 vs. 2021
	2021	2022
	(dollars in millions)
Data-Tech-AI	$1,692.3	$1,959.9	15.8%
Digital Operations	$2,329.9	$2,411.3	3.5%
Total net revenues	$4,022.2	$4,371.2	8.7%

Net revenues from Data-Tech-AI services in 2022 were $1,959.9 million, up $267.6 million, or 15.8%, from $1,692.3 million in 2021. This increase was largely driven by continued growth in our cloud-based data solutions and analytics solutions across our focus areas of supply chain management, sales and commercial, and risk management in 2022 compared to 2021.
Net revenues from Digital Operations services in 2022 were $2,411.3 million, up $81.4 million, or 3.5%, from $2,329.9 million in 2021, primarily due to increased deal ramp-ups from existing contracts and new deal wins.
Revenues by segment were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2022 vs. 2021
	2021	2022
	(dollars in millions)
Financial Services	$1,016.8	$1,184.3	16.5%
Consumer and Healthcare	1,509.5	1,626.5	7.7%
High Tech and Manufacturing	1,479.2	1,652.3	11.7%
Total reportable segment	4,005.5	4,463.1	11.4%
Others	16.7	(92.0)	NM*
Net revenues	4,022.2	4,371.2	8.7%
Business held for sale	—	(12.0)	NM*
Net revenues (excluding business held for sale)	$4,022.2	$4,359.2	8.4%
*Not Meaningful

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased 16.5% in 2022 compared to 2021, largely due to continued strong demand from both traditional banks and other financial services clients for our risk management services, which leverage data and analytics. Net revenues from our Consumer and Healthcare segment increased 7.7% in 2022 compared to 2021, largely driven by sales and commercial services and supply chain management engagements, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from our High Tech and Manufacturing segment increased 11.7% in 2022 compared to 2021, largely driven by sales and commercial services, sourcing and procurement services, supply chain management services and finance and accounting engagements with both new and existing clients, as well as revenues from Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021. Net revenues from "Others" in the table above primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. Net revenues from "Business held for sale" in the table above represents revenues from a business classified as held for sale with effect from April 1, 2022 as part of a series of actions we took to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cost of revenue.  Cost of revenue was $2,834.8 million in 2022, up $244.5 million, or 9.4%, from $2,590.3 million in 2021. The increase in our cost of revenue in 2022 compared to 2021 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement costs as well as the impact of wage inflation, and (iii) higher travel related expenses. This increase was partially offset by (i) lower depreciation and amortization expense, (ii) lower facilities maintenance expenses, and (iii) lower medical expenses. We also recorded an employee severance charge as part of the restructuring we undertook in 2022, while no corresponding charge was recorded in 2021. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Gross margin. Our gross margin decreased from 35.6% in 2021 to 35.1% in 2022, which includes the impact of an employee severance charge of $8.4 million in 2022. The decrease in gross margin, excluding the impact of the employee severance charge, was primarily due to higher personnel expenses, higher talent replacement costs and wage inflation, and higher travel related expenses, partially offset by off-cycle pricing adjustments and better utilization of our Data-Tech-AI resources in 2022 compared to 2021. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues were constant at 21.5% in 2022 and 2021, which includes the impact of an employee severance charge of $8.7 million in 2022. SG&A expenses were $938.4 million in 2022, up $72.7 million, or 8.4%, from $865.7 million in 2021. The increase in SG&A expenses, excluding the impact of an employee severance charge, was primarily due to higher sales and marketing expenses, investments to support increased revenues, an increase in research and development costs related to cloud-based offerings and other prioritized service lines, higher travel related expenses, increased staffing, as well as the impact of wage inflation in 2022 compared to 2021, partially offset by operating leverage. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Amortization of acquired intangibles.   Amortization of acquired intangibles was $42.7 million in 2022, down $15.8 million, or 27.0%, from $58.4 million in 2021. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by amortization expense in 2022 related to Hoodoo Digital, LLC, which we acquired in the fourth quarter of 2021.
Other operating (income) expense, net.   Other operating expense (net of income) was $53.2 million in 2022, compared to other operating income (net of expense) of $1.2 million in 2021. This change was primarily due to a $20.3 million write-down related to the abandonment of various office premises and a $1.4 million write-down related to tangible assets, both of which were taken as part of a restructuring we undertook in 2022, and an impairment charge of $32.6 million in 2022 related to assets classified as held for sale, while no corresponding charge was recorded in 2021. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.7% in 2021 to 11.5% in 2022. Income from operations decreased by $6.8 million from $509.0 million in 2021 to $502.2 million in 2022, primarily due to an impairment charge on assets classified as held for sale and the restructuring discussed above.

Foreign exchange gains (losses), net.   We recorded a net foreign exchange gain of $15.4 million in 2022, compared to $12.7 million in 2021. The gains in 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar. The gains in 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar and gains from fair value hedges.
Interest income (expense), net.   Our interest expense (net of interest income) was $52.2 million in 2022, up $0.8 million from $51.4 million in 2021, primarily due to a $1.0 million decrease in interest income in 2022 compared to 2021, offset by a $0.2 million decrease in interest expense. The decrease in interest expense was largely due to the repayment of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017. This decrease was partially offset by higher drawdown of our revolving credit facility and a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by lower losses on interest rate swaps in 2022 compared to 2021, and higher interest expense related to our $350 million aggregate principal amount of 1.750% senior notes issued in March 2021, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased primarily due to lower interest income in India in 2022 compared to 2021. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 3.0% in each of 2022 and 2021.
Other income (expense), net. Our other expense (net of income) was $0.1 million in 2022, compared to other income (net of expense) of $12.9 million in 2021. This change was largely attributable to (i) losses on changes in the fair value of assets in our deferred compensation plan in 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in 2021 and (ii) the settlement of certain pre-GE divestiture related tax liabilities for which we were indemnified by GE, partially offset by higher government subsidies in 2022 compared to 2021.
Income tax expense. Our income tax expense decreased from $113.7 million in 2021 to $111.8 million in 2022, due to lower pre-tax income. Our effective tax rate ("ETR"), was 24.0% in 2022, up from 23.5% in 2021. The increase in our ETR is primarily due to reduced tax benefits and credits received in certain jurisdictions in 2022 compared to 2021.
Net income.  As a result of the foregoing factors, net income as a percentage of net revenues was 8.1% in 2022, down from 9.2% in 2021. Net income decreased by $16.0 million from $369.4 million in 2021 to $353.4 million in 2022.
Adjusted income from operations. Adjusted income from operations ("AOI"), increased by $55.5 million from $662.7 million in 2021 to $718.2 million in 2022. Our AOI margin held constant at 16.5% in 2022, unchanged from 2021. The primary factors affecting AOI in 2022 were (i) higher personnel expenses related to higher talent replacement costs and wage inflation, (ii) higher sales and marketing expenses, (iii) increased investments in research and development related to cloud-based offerings and other prioritized service lines, and (iv) increased travel related expenses, the impacts of which were offset by off-cycle pricing adjustments, better utilization of our Data-Tech-AI resources and optimization of our SG&A spending in 2022 compared to 2021. In calculating our AOI margin for 2022, we adjusted total net revenues to exclude net revenues of $12.0 million from the business designated as held for sale.
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
During the year ended December 31, 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI during the year ended December 31, 2022. No corresponding charge was recorded during the year ended December 31, 2021. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

During the year ended December 31, 2022, management identified and approved a plan to divest a business that is part of our Consumer and Healthcare segment, which included the sale of 100% of the issued and outstanding shares of capital stock of one of our subsidiaries pursuant to a stock purchase agreement, which was completed in December 2022, and the transfer of certain assets and liabilities pursuant to an asset purchase agreement signed during the fourth quarter of 2022, which asset sale closed in February 2023. We also recorded an impairment charge of $32.6 million to adjust the carrying amount of the assets of the business to their fair value. The net revenues and loss of the business for the period from April 1, 2022 to December 31, 2022 amounted to $12.0 million and $24.8 million, respectively. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2021 and 2022:

	Year ended December 31,
	2021	2022
	(dollars in millions)
Net income	$369.4	$353.4
Foreign exchange (gains) losses, net	(12.7)	(15.4)
Interest (income) expense, net	51.4	52.2
Income tax expense	113.7	111.8
Stock-based compensation	82.0	77.4
Amortization and impairment of acquired intangible assets	57.6	42.6
Acquisition-related expenses	1.2	—
Restructuring expenses	—	38.8
Loss relating to business held for sale	—	24.8
Impairment charge on assets classified as held for sale	—	32.6
Adjusted income from operations	$662.7	$718.2

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2021 and 2022:

	Year ended December 31,		Percentage change increase/ (decrease) 2022 vs. 2021
	2021	2022
	(dollars in millions)
Financial Services	$126.9	$157.9	24.4%
Consumer and Healthcare	250.8	213.7	(14.8)%
High Tech and Manufacturing	272.8	283.6	4.0%
Total reportable segment	650.5	655.3	0.7%
Others	12.2	38.1	NM*
Total	662.7	693.4	4.6%
Loss relating to business held for sale	—	24.8	NM*
Adjusted income from operations	$662.7	$718.2	8.4%
*Not Meaningful
AOI of our Financial Services segment increased to $157.9 million in 2022 from $126.9 million in 2021, primarily due to higher revenues and improved efficiency as well as an increase in the share of our services performed offshore in 2022 compared to 2021, partially offset by higher talent replacement costs as well as wage inflation. AOI of our Consumer and Healthcare segment decreased to $213.7 million in 2022 from $250.8 million in 2021, largely due to higher sales costs, higher talent replacement costs and the impact of wage inflation, partially offset by higher revenues. AOI of our High Tech and Manufacturing segment increased to $283.6 million in 2022 from $272.8 million in 2021, due to higher revenues, including from the acquisition of Hoodoo Digital, LLC in the fourth quarter of 2021, partially offset by higher talent replacement costs as well as wage inflation. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note

8—"Assets and liabilities held for sale" and Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Seasonality
Our financial results may vary from period to period. Our revenues are typically higher in the third and fourth quarters than in other quarters, as a result of several factors. We generally find that demand for short-term Data-Tech-AI services, including analytics and IT projects, increases in the fourth quarter as our clients utilize the balance of their budgets for the year. In addition, contracts for long-term Digital Operations engagements are often signed in the first and second quarters as clients begin new budget cycles. Volumes under such contracts then increase in the latter part of the year as engagements ramp up. Additionally, demand for certain services, such as collections and transaction processing, is often greater in the second half of the year as our clients’ volumes in such areas increase.
Statement of financial position
Key changes in our financial position during 2022
Following are the significant changes in our financial position as of December 31, 2022 compared to December 31, 2021:
•Short-term borrowings increased by $151.0 million
The increase in our short-term debt is primarily due to an increase in the funded drawdown of the facility under our amended and restated credit agreement entered into in December 2022, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. For additional information, see Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Prepaid expenses, other current assets, contract cost assets and other assets decreased by $36.6 million
The decrease in prepaid expenses, other current assets, contract cost assets and other assets is primarily due to a decrease in contract cost assets, lower gains on derivative instruments, reduced funding of an employee benefit plan in India and a reduction in finance lease right-of-use assets. The decrease was partially offset by higher deferred billings and higher tax payments (net of refunds). For additional information, see Note 25—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Net accounts receivable increased by $107.0 million
The increase in our accounts receivable is primarily due to higher days sales outstanding, offset by the volume impact of a lower quarter-over-quarter revenue growth rate in the fourth quarter of 2022 compared to the fourth quarter of 2021.
•Goodwill and intangible assets decreased by $126.8 million
Goodwill decreased by $46.8 million, primarily due to the effect of exchange rate fluctuations. Our intangible assets decreased by $79.9 million due to the amortization and impairment of intangible assets classified as held for sale. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease right-of-use assets decreased by $72.2 million
The decrease in operating lease right-of-use assets is due to an amortization and impairment charge on right-of-use assets as part of a restructuring we undertook in 2022, partially offset by additions and modifications in 2022. For additional information, see Note 12—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease liability decreased by $64.8 million
The decrease in operating lease liability is due to lease payments, partially offset by additions and modifications in 2022.
•Accounts payable, accrued expenses, other current liabilities and other liabilities decreased by $19.2 million
The decrease in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to a decrease in expense related accruals, employee related accruals and contract liabilities. This decrease was partially offset by an increase in the net consideration payable on the divestiture of a business in 2022, an increase in statutory liabilities and higher mark-to-market losses on derivative financial instruments in 2022 compared to 2021.
•Long-term debt decreased by $380.6 million
The decrease in long-term debt is due to the repayment of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017 and a reduction in the term loan under our amended and restated credit agreement entered into in December 2022. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Net deferred tax assets increased by $28.9 million
Our net deferred tax assets increased by $28.9 million. For additional information, see Note 23—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2021 and 2022 is presented below:

	As of December 31,	As of December 31,	Percentage Change increase/(decrease)
	2021	2022	2022 vs. 2021
	(dollars in millions)
Cash and cash equivalents	$899.5	$646.8	(28.1)%
Short-term borrowings	—	151.0	100.0%
Long-term debt due within one year	383.4	26.1	(93.2)%
Long-term debt other than the current portion	1,272.5	1,249.2	(1.8)%
Genpact Limited total shareholders’ equity	$1,897.1	$1,826.2	(3.7)%

Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
As of December 31, 2022, $637.7 million of our $646.8 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $3.8 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.5 million of retained earnings. $633.9 million of the cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.
In February 2021, our board of directors approved a 10% increase in our quarterly cash dividend from $0.0975 per common share to $0.1075 per common share, representing an annual dividend of $0.43 per common share for 2021, up from $0.39 per common share in 2020. On each of March 19, 2021, June 23, 2021, September 24, 2021 and December 22, 2021, we paid dividends of $0.1075 per share, amounting to $20.1 million, $20.1 million, $20.2 million, and $20.0 million in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021, September 10, 2021, and December 10, 2021, respectively.
In February 2022, our board of directors approved a 16% increase in our quarterly cash dividend from $0.1075 per common share to $0.125 per common share, representing an annual dividend of $0.50 per common share for 2022, up from $0.43 per common share in 2021. On March 23, 2022, June 24, 2022, September 23, 2022 and December 23, 2022, we paid dividends of $0.125 per share, amounting to $23.1 million, $22.9 million, $22.9 million and $22.9 million in the aggregate, to shareholders of record as of March 10, 2022, June 10, 2022, September 9, 2022 and December 9, 2022, respectively.
In February 2023, our board of directors approved a 10% increase in our quarterly cash dividend from $0.125 per common share to $0.1375 per common share, representing a planned annual dividend of $0.55 per common share for 2023, up from $0.50 per common share in 2022. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.

As of December 31, 2022, the total authorization under our existing share repurchase program was $1,750.0 million, of which $124.9 million remained available as of December 31, 2022. Since our share repurchase program was initially authorized in 2015, we have repurchased 52,164,282 of our common shares at a weighted average price of $31.15 per share, for an aggregate purchase price of $1,625.1 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.
During the years ended December 31, 2021 and 2022, we repurchased 6,577,562 and 4,777,205 of our common shares, respectively, on the open market at a weighted average price of $45.32 and $44.79 per share, respectively, for an aggregate purchase price of $298.1 million and $214.0 million, respectively. All repurchased shares have been retired.
For additional information, see Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
We expect that for the next twelve months and for the foreseeable future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the future impacts of the COVID-19 pandemic, increasing geopolitical tensions, including the ongoing conflict between Russia and Ukraine, and inflationary and other macroeconomic pressures on our business, will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain digital solutions.
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage change increase/ (decrease) 2022 vs. 2021
	2021	2022
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$694.3	$443.7	(36.1)%
Investing activities	(122.7)	(36.6)	(70.2)%
Financing activities	(332.9)	(571.4)	71.7%
Net increase in cash and cash equivalents	$238.7	$(164.3)	(168.9)%

Cash flows from operating activities.    Net cash provided by operating activities was $443.7 million in 2022, down from $694.3 million in 2021. This decrease was primarily due to a (i) $16.0 million decrease in net income in 2022 compared to 2021, (ii) a $234.2 million increase in net operating assets driven by higher investments in accounts receivable due to higher days sales outstanding, higher tax payments (net of refunds), higher employee related payments and higher customer acquisition costs in 2022 compared to 2021, partially offset by higher payroll tax payments in 2021 than in 2022 given the deferral of certain 2020 payroll tax payments as permitted by the Coronavirus Aid, Relief and Economic Security Act and (iii) a $0.3 million decrease in non-cash expenses in 2022 compared to 2021, primarily due to lower depreciation and amortization expense, lower stock-based compensation expense and higher deferred tax benefits in 2022 compared to 2021, largely offset by higher write-downs of operating lease right-of-use assets, intangible assets and property, plant and equipment, including those classified as held for sale, and unrealized losses on the revaluation of foreign currency assets and liabilities in 2022 compared to unrealized gains in 2021.
Cash flows from investing activities.   Our net cash used for investing activities was $36.6 million in 2022, compared to $122.7 million in 2021. This decrease was primarily due to payments related to acquisitions (including measurement period adjustments) of $72.0 million in 2021 compared to $0.03 million in 2022 and proceeds of $17.8 million from the sale of a portion of the business classified as held for sale in 2022, while we had no corresponding proceeds in 2021. For additional information, see Note 8—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Cash flows from financing activities.  Our net cash used for financing activities was $571.4 million in 2022, compared to $332.9 million in 2021. This increase was primarily due to (i) the repayment of our $350.0 million of 2017 Senior Notes in 2022 compared to proceeds of $350.0 million from the issuance of our 2021 Senior Notes in 2021, (ii) an $11.4 million increase in dividend payments in 2022 compared to 2021, (iii) a $9.2 million increase in payments for the settlement of stock awards in 2022 compared to 2021 and (iv) a $7.3 million decrease in proceeds from the issuance of common shares in 2022 compared to 2021. This increase in cash used for financing activities was partially offset by (i) proceeds (net of repayment) from short term borrowings amounting to $151.0 million in 2022 compared to repayment (net of proceeds) amounting to $250.0 million in 2021 and (ii) an $84.1 million decrease in payments for share repurchases (including expenses related to repurchases) in 2022 compared to 2021.
Financing Arrangements (Credit facility)
In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the term of the term loan and revolving credit facility, which expire on December 13, 2027. In connection with our entry into the 2022 Credit Agreement, we terminated our existing credit facility under our amended and restated credit agreement entered into August 2018 (the “2018 Credit Agreement”) with the Borrowers, as borrowers, Wells Fargo, as administrative agent, and the lenders and other financial institutions party thereto, which was comprised of a $680.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement replaces the 2018 Credit Agreement.
The 2022 Credit Agreement is guaranteed by us and certain of our subsidiaries. The obligations under the 2022 Credit Agreement are unsecured.
The outstanding balance of the term loan under the 2018 Credit Agreement as of the date of 2022 Credit Agreement was $527.0 million. The term loan and the revolving credit facility under the 2022 Credit Agreement have a term of five years and expire on December 13, 2027. The 2022 Credit Agreement did not result in a substantial modification of $290.9 million of the outstanding term loan under the 2018 Credit Agreement. As a result of the 2022 Credit Agreement, we extinguished $236.1 million of funding arrangements for the outstanding term loan under the 2018 Credit Agreement and obtained funding from new lenders of $239.1 million, resulting in outstanding principal of $530.0 million of the term loan under the 2022 Credit Agreement. In connection with the 2022 Credit Agreement, we expensed $0.1 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan under the 2022 Credit Agreement. The overall borrowing capacity under the revolving credit facility under the 2022 Credit Agreement is $650.0 million, an increase from $500.0 million under the 2018 Credit Agreement. In connection with the 2022 Credit Agreement, we expensed $0.1 million relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the 2022 Credit Agreement will be amortized over the term of the facility, which will expire on December 13, 2027.
Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at our election, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.00%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Borrowers' debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. from time to time (the "Debt Ratings"). The revolving credit commitments under the 2022 Credit Agreement are subject to a commitment fee equal to 0.20% per annum, subject to adjustment based on the Debt Ratings. The commitment fee accrues on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2022, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2021 and 2022, our outstanding term loan, net of debt amortization expense of $0.7 million and $1.6 million, respectively, was $560.3 million and $528.4 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and 2022, the limit available under such facilities was $24.7 million and $22.9 million, respectively, of which $5.8 million and $5.4 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2021 and 2022, a total of $2.0 million and $153.7 million, respectively, of our revolving credit facility was utilized, of which $0.0 million and $151.0 million, respectively, constituted funded drawdown, and $2.0 million and $2.7 million, respectively, constituted non-funded drawdown.
We have entered into interest rate swaps under which we receive floating rate payments based on, with respect to the term loan under the 2018 Credit Agreement, the greater of LIBOR and the floor rate under the term loan, and with respect to the term loan under the 2022 Credit Agreement, the greater of Term SOFR and the floor rate under the term loan, and we make payments based on a fixed rate. As of December 31, 2022, we were party to interest rate swaps covering a total notional amount of $432.2 million. Under our swap agreements outstanding as of December 31, 2022, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.
Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”). The 2017 Senior Notes were fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million incurred in connection with the 2017 Senior Notes offering was amortized over the life of the notes as additional interest expense. As of December 31, 2021 and 2022, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.1 million and $0 million, respectively, was $349.9 million and $0 million, respectively. The 2017 Notes matured on April 1, 2022 and were fully repaid.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2021 and 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.7 million and $1.1 million, was $398.3 million and $398.9 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"), resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of December 31, 2021 and 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.6 million and $2.0 million, respectively, was $347.4 million and $348.0 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2021 and 2022, we have a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2021 and 2022 was $7.1 million and $33.0 million, respectively. The principal amount outstanding against this facility as of December 31, 2021 and 2022 was $0 and $33.0 million, respectively. The cost of factoring accounts receivable sold under this facility during the year ended December 31, 2021 and 2022 was $0 million and $0.6 million, respectively.
For additional information, see Note 4—“Accounts receivable, net of allowance for credit losses” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

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
Based on our assessment of such qualitative factors, in accordance with ASC 350, we concluded that as of December 31, 2021 and 2022, the fair values of all of our reporting units are likely to be higher than their respective carrying values.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Item 1A—“Risk Factors—Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition" and Note 6—“Derivative financial instruments” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Other Liquidity and Capital Resources Information
As of December 31, 2021 and 2022, we have purchase commitments, net of capital advances paid in respect of such purchases, of $13.3 million and $18.0 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 26—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
As of December 31, 2021 and 2022, we also have operating and finance lease commitments of $420.6 million and $330.1 million, respectively, to be paid over the remaining lease terms. For additional information, see Note 12—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Supplemental Guarantor Financial Information
As discussed in Note 14, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15- "Exhibit and Financial Statement Schedules," Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of December 31, 2022, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $398.9 million and $348.0 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).
The Company (with respect to both series of Senior Notes) and Genpact USA (with respect to the 2019 Senior Notes) have fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the 2019 Senior Notes, failing payment by Genpact Luxembourg when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company and Genpact USA shall be obligated to pay the same immediately. With respect to the 2021 Senior Notes, failing payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company shall be obligated to pay the same immediately. The Company and Genpact USA have agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.
The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2021	Year ended December 31, 2022
	(dollars in millions)
Net revenues	$214.2	$141.3
Gross profit	214.2	141.3
Net income	102.7	72.3

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2021	Year ended December 31, 2022
	(dollars in millions)
Royalty income	$4.4	$—
Revenue from services	209.8	141.3
Interest income /(expense), net	33.0	36.9
Other income /(expense), net	(17.7)	25.2

Summarized Balance Sheets	As of December 31, 2021	As of December 31, 2022
	(dollars in millions)
Assets
Current assets	$2,257.8	$2,181.4
Non-current assets	457.5	178.3

Liabilities
Current liabilities	$3,758.5	$3,639.6
Non-current liabilities	1,777.6	1,749.2
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2021	As of December 31, 2022
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$211.3	$62.1
Loans receivable	1,535.5	1,420.3
Others	410.1	453.1
Investment in debentures/bonds	—	193.3

Non-current assets
Investment in debentures/bonds	$296.1	$—
Others	31.5	79.5

Liabilities
Current liabilities
Loans payable	$2,431.2	$2,805.8
Others	914.0	620.2

Non-Current liabilities
Loans payable	$500.0	$500.0

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risk
Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (77% in fiscal 2022) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, U.K. pounds sterling, Romanian lei, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2022, and excluding any hedging arrangements that we had in place during that period, a 10.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2022 by $13.0 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 10.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2022 by $103.0 million. Conversely, a 10.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2022 by $126.0 million.
We have sought to reduce the effect of any Indian rupee-U.S. dollar, Indian rupee-Australian dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, euro-Romanian leu, Mexican peso-U.S. dollar, Polish zloty-U.S. dollar, Hungarian forint-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India, the Philippines and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Philippine peso-U.S. dollar, and Romanian leu-euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”
Interest rate risk
Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2022, we had $1,275.3 million of indebtedness, comprised of (a) $528.4 million of indebtedness under our 2022 Credit Agreement consisting of a long-term loan of $530.0 million, net of $1.6 million in unamortized debt issuance expenses, (b) $398.9 million in indebtedness under our 2019 Senior Notes, net of $1.1 million in unamortized bond issuance expenses, and (c) $348.0 million in indebtedness under our 2021 Senior Notes, net of $2.0 million in unamortized bond issuance expenses. Interest on indebtedness under the 2018 Credit Agreement was based on LIBOR, and interest on indebtedness under the 2022 Credit Agreement is based on Term SOFR, and we are subject to market risk from changes in interest rates. Borrowings under our 2022 Credit Agreement bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. See Item 1A—"Risk Factors"—"We may be unable to service our debt or obtain additional financing on competitive terms.” Based on our indebtedness, a 2% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $5.4 million impact on our net interest expense in fiscal 2022. Additionally, the interest rates on our Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. For fiscal 2022, such an increase would have had an impact of up to $16.8 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR or Term SOFR, as applicable, and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2022, we were party to interest rate swaps covering a total notional amount of $432.2 million. Under our swap agreements outstanding as of December 31, 2022, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.
We executed a treasury rate lock agreement for $350 million in connection with future interest payments to be made on the 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2022 was $0.5 million.
Credit risk
As of December 31, 2022, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $1,056.3 million. No single client owed more than 10% of our accounts receivable balance as of December 31, 2022.
Item 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are listed in Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2023 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.
Item 11.     Executive Compensation
The information required by this Item will be included in our Proxy Statement for the 2023 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is, other than the information required by Item 402(v) of Regulation S-K, incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for the 2023 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for the 2023 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for the 2023 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-68 hereof.
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

4.5
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

Exhibit Number	Description

4.7	Form of 3.375% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.8	Form of 1.750% Senior Note due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 2, 2020).

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

10.6†
Genpact Limited 2017 Omnibus Incentive Compensation Plan (as amended and restated April 5, 2022) (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 6, 2022).

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

10.10†
Form of 2021 and 2022 Share Option Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

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

10.13†
Form of 2022 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2022).

10.14†
Form of Restricted Share Unit Issuance Agreement for non-employee directors under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2021).

10.15†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.16†*	Amendment 2022-1 to the Genpact LLC Executive Deferred Compensation Plan.

10.17†
Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on June 17, 2011).

10.18†
Addendum to Employment Agreement by and between Genpact (UK) Limited and N.V. Tyagarajan, dated November 17, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2021).

10.19†
Employment Agreement between the Registrant and Balkrishan Kalra, dated November 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on December 3, 2021).

10.20†
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

10.22†
Amendment Agreement between Headstrong Canada Company and Darren Saumur, dated November 30,2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on December 3, 2021).

10.23†
Employment Agreement by and between the Registrant and Michael Weiner, dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-33626) filed with the SEC on July 22, 2021).

10.24
Second Amended & Restated Credit Agreement, dated as of December 13, 2022, among Genpact USA, Inc., Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., the Registrant, Wells Fargo Bank, National Association, as administrative agent, swingline lender, term lender, an issuing bank and a revolving lender, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 16, 2022).

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
Date: March 1, 2023
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 01, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized tax benefits pertaining to operations in India
As discussed in Note 23 to the consolidated financial statements, the Company had unrecognized tax benefits, excluding associated interest and penalties, of $25,430 thousand as of December 31, 2022, which included unrecognized tax benefits relating to operations in India.
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

Report of Independent Registered Public Accounting Firm
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to the interpretation of tax law and its application in the estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in:
• evaluating the Company’s interpretation of tax law and its potential impact on the unrecognized tax benefits
• inspecting correspondence, assessments, and settlement documents with applicable taxing authorities
• assessing the expiration of statutes of limitations
• performing an assessment of the completeness and measurement of the Company’s tax positions and comparing the results to the Company’s assessment.
We evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax examinations.
/s/KPMG Assurance and Consulting Services LLP
We have served as the Company’s auditor since 2004.

Mumbai, Maharashtra, India
March 01, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Genpact Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 01, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/KPMG Assurance and Consulting Services LLP

Mumbai, Maharashtra, India
March 01, 2023

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data and share count)

	Notes	As of December 31, 2021	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents		$899,458	$646,765
Accounts receivable, net of allowance for credit losses of $24,329 and $20,442 as of December 31, 2021 and 2022, respectively	4	887,742	994,755
Prepaid expenses and other current assets	7	134,441	137,972
Total current assets		$1,921,641	$1,779,492

Property, plant and equipment, net	9	215,089	180,758
Operating lease right-of-use assets		270,603	198,366
Deferred tax assets	23	106,322	135,483
Intangible assets, net	10	169,635	89,715
Goodwill	10	1,731,027	1,684,196
Contract cost assets	25	238,794	216,670
Other assets, net of allowance for credit losses of $3,711 and $3,198 as of December 31, 2021 and 2022, respectively	11	322,158	304,134
Total assets		$4,975,269	$4,588,814

Liabilities and equity
Current liabilities
Short-term borrowings	15	$—	$151,000
Current portion of long-term debt	14	383,433	26,136
Accounts payable		24,984	35,809
Income taxes payable	23	47,353	45,306
Accrued expenses and other current liabilities	13	791,440	791,007
Operating leases liability		61,591	54,063
Total current liabilities		$1,308,801	$1,103,321

Long-term debt, less current portion	14	1,272,476	1,249,153
Operating leases liability		247,707	190,398
Deferred tax liabilities	23	3,942	4,176
Other liabilities	16	245,210	215,608
Total liabilities		$3,078,136	$2,762,656

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 185,336,357 and 182,924,416 issued and outstanding as of December 31, 2021 and 2022, respectively		1,847	1,823
Additional paid-in capital		1,717,165	1,777,453
Retained earnings		732,474	780,007
Accumulated other comprehensive income (loss)		(554,353)	(733,125)
Total equity		$1,897,133	$1,826,158
Commitments and contingencies	26
Total liabilities and equity		$4,975,269	$4,588,814
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2020	2021	2022
Net revenues	24, 25	3,709,377	4,022,211	4,371,172
Cost of revenue		2,418,137	2,590,252	2,834,774
Gross profit		$1,291,240	$1,431,959	$1,536,398
Operating expenses:
Selling, general and administrative expenses		789,849	865,715	938,385
Amortization of acquired intangible assets	10	43,343	58,448	42,667
Other operating (income) expense, net	21	19,331	(1,203)	53,195
Income from operations		$438,717	$508,999	$502,151
Foreign exchange gains (losses), net		7,482	12,669	15,392
Interest income (expense), net	22	(48,960)	(51,434)	(52,204)
Other income (expense), net		3,238	12,895	(103)
Income before income tax expense		$400,477	$483,129	$465,236
Income tax expense	23	92,201	113,681	111,832
Net income		$308,276	$369,448	$353,404
Earnings per common share	20
Basic		$1.62	$1.97	$1.92
Diluted		$1.57	$1.91	$1.88
Weighted average number of common shares used in computing earnings per common share	20
Basic		190,396,780	187,802,219	184,184,930
Diluted		195,780,971	192,961,841	188,087,240
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2020	2021	2022
Net income	$308,276	$369,448	$353,404
Other comprehensive income (loss):
Currency translation adjustments	(7,871)	(39,725)	(161,428)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	(3,468)	23,124	(19,776)
Retirement benefits, net of taxes	(2,045)	7,588	2,432
Other comprehensive income (loss)	(13,384)	(9,013)	(178,772)
Comprehensive income	$294,892	$360,435	$174,632
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2021
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 18)	1,145,125	11	23,157	—	—	23,168
Issuance of common shares under the employee stock purchase plan (Note 18)	285,657	3	11,880	—	—	11,883
Net settlement on vesting of restricted share units (Note 18)	335,036	3	(7,559)	—	—	(7,556)
Net settlement on vesting of performance units (Note 18)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 19)	(6,577,562)	(66)	—	(298,021)	—	(298,087)
Expenses related to stock repurchase (Note 19)	—	—	—	(132)	—	(132)
Stock-based compensation expense (Note 18)	—	—	81,968	—	—	81,968
Others	—	—	(6)	—	—	(6)
Comprehensive income (loss):
Net income (loss)	—	—	—	369,448	—	369,448
Other comprehensive income (loss)	—	—	—	—	(9,013)	(9,013)
Dividend ($0.43 per common share, Note 19)	—	—	—	(80,479)	—	(80,479)
Balance as of December 31, 2021	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2022
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2022	185,336,357	1,847	1,717,165	732,474	(554,353)	1,897,133
Issuance of common shares on exercise of options (Note 18)	665,036	7	14,694	—	—	14,701
Issuance of common shares under the employee stock purchase plan (Note 18)	324,783	3	13,047	—	—	13,050
Net settlement on vesting of restricted share units (Note 18)	74,934	1	(422)	—	—	(421)
Net settlement on vesting of performance units (Note 18)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 19)	(4,777,205)	(48)	—	(213,938)	—	(213,986)
Expense related to stock repurchase (Note 19)	—	—	—	(96)	—	(96)
Stock-based compensation expense (Note 18)	—	—	77,373	—	—	77,373
Comprehensive income (loss):
Net income (loss)	—	—	—	353,404	—	353,404
Other comprehensive income (loss)	—	—	—	—	(178,772)	(178,772)
Dividend ($0.50 per common share, Note 19)	—	—	—	(91,837)	—	(91,837)
Balance as of December 31, 2022	182,924,416	1,823	1,777,453	780,007	(733,125)	1,826,158
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2021	2022
Operating activities
Net income	$308,276	$369,448	$353,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,499	109,124	86,849
Amortization of debt issuance costs (including loss on extinguishment of debt)	2,248	2,678	2,376
Amortization of acquired intangible assets	43,343	58,448	42,667
Write-down of intangible assets and property, plant and equipment	14,083	915	1,377
Impairment charge on assets classified as held for sale	—	—	32,575
Write-down of operating lease right-of-use assets and other assets	18,084	—	20,307
Allowance for credit losses	5,707	1,487	1,583
Unrealized loss/(gain) on revaluation of foreign currency asset/liability	9,578	(8,304)	525
Stock-based compensation expense	74,008	81,968	77,373
Deferred tax benefit	(22,587)	(9,263)	(29,151)
Others, net	(1,291)	623	863
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	42,505	(11,803)	(112,341)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(99,852)	83,432	3,822
Increase (decrease) in accounts payable	(12,480)	11,740	14,185
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liability	87,180	(2,057)	(54,329)
Increase (decrease) in income taxes payable	(993)	5,845	1,585
Net cash provided by operating activities	$584,308	$694,281	$443,670
Investing activities
Purchase of property, plant and equipment	(70,170)	(53,341)	(50,614)
Payment for internally generated intangible assets (including intangibles under development)	(10,201)	(3,907)	(3,775)
Proceeds from sale of property, plant and equipment and intangibles assets	607	6,384	60
Payment for business acquisitions, net of cash acquired	(186,633)	(72,025)	(33)
Proceeds from divestiture of business	—	—	17,769
Proceed from sale of investment	—	142	—
Net cash used for investing activities	$(266,397)	$(122,747)	$(36,593)
Financing activities
Repayment of finance lease obligations	(10,567)	(13,926)	(12,810)
Payment of debt issuance costs	(620)	(3,029)	(3,045)
Proceeds from long-term debt	—	350,000	239,130
Repayment of long-term debt	(34,000)	(34,002)	(620,130)
Proceeds from short-term borrowings	610,000	—	261,000
Repayment of short-term borrowings	(430,000)	(250,000)	(110,000)
Proceeds from issuance of common shares under stock-based compensation plans	25,135	35,051	27,751
Payment for net settlement of stock-based awards	(34,083)	(35,717)	(44,942)
Payment of earn-out consideration	(6,552)	(2,556)	(2,437)
Dividend paid	(74,212)	(80,479)	(91,837)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(137,112)	(298,219)	(214,082)
Others	—	(6)	—
Net cash used for financing activities	$(92,011)	$(332,883)	$(571,402)
Effect of exchange rate changes	(12,556)	(19,633)	(88,368)
Net increase (decrease) in cash and cash equivalents	225,900	238,651	(164,325)
Cash and cash equivalents at the beginning of the period	467,096	680,440	899,458
Cash and cash equivalents at the end of the period	$680,440	$899,458	$646,765
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$49,101	$46,348	$51,147
Cash paid during the period for income taxes, net of refunds	$193,946	$31,761	$145,979
Property, plant and equipment acquired under finance lease obligations	$29,526	$286	$7,078
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

1. Organization
The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience over time running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 118,900 employees serving clients in key industry verticals from more than 35 countries.
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
The Company also capitalizes certain software and technology-related development costs incurred in connection with developing or obtaining software or technology for sale to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.
Costs incurred in connection with developing or obtaining software or technology for sale to customers which are under development and not put to use are disclosed under “intangible assets under development.” Advances paid towards the acquisition of intangible assets outstanding as of each balance sheet date are disclosed under “intangible assets under development.”
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
(g) Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments.
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
Significant judgements
The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised. Under certain of its leases, the Company has a renewal and termination option to lease assets for additional terms between one and ten years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. The Company considers all relevant factors that create an economic incentive for it to exercise the renewal or termination option. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within the Company’s control and affects its ability to exercise (or not to exercise) the option to renew or terminate the lease.
The Company has applied an incremental borrowing rate for the purpose of computing lease liabilities based on the remaining lease term and the rates prevailing in the jurisdictions where leases were executed.
During the years ended December 31, 2020 and 2022, the Company recorded restructuring charges related to the abandonment of leased office premises and related assets. See Note 27 for additional information.
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
(i) Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses consist of expenses relating to salaries and benefits (including stock-based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales support, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. SG&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), investment in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses. It also includes depreciation of property, plant and equipment, and amortization of intangibles and ROU assets other than those included in cost of revenue.

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
(k) Cash and cash equivalents
Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.
(l) Short-term investments
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
(m) Property, plant and equipment, net
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
(n) Impairment of long-lived assets
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
(o) Foreign currency
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
(p) Derivative instruments and hedging activities
In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates and interest rate fluctuation. The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies and interest rate swaps to mitigate interest rate fluctuation risk on its indebtedness.
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
(q) Income taxes
The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of income taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using the enacted tax rates of the respective jurisdictions which are expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the consolidated statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. The Company includes interest and penalties related to income taxes within income tax expense.
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
(r) Employee benefit plans
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
(s)  Deferred Compensation Plans
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
(t) Stock-based compensation
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
(u)  Government incentives
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
(v) Earnings (loss) per share
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
(w) Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.
(x) Debt restructuring
The Company accounts for any restructuring of its credit facility using the ten percent cash flow test in accordance with ASC 470, Debt. If the cash flow effect of the change in terms on a present-value basis is less than ten percent, the debt instruments are not considered to be substantially different, and are accounted for as a modification. If the change is more than ten percent, it is treated as an extinguishment. In performing the cash flow test, the Company includes all amounts paid to its lenders in connection with the restructuring but excludes third party expenses. In the case of a modification, all new fees paid to lenders are capitalized and amortized as part of the existing effective yield and any new fees paid to third parties are expensed as incurred. No gain or loss is recorded in the case of a modification. In the case of an extinguishment, all new fees paid to lenders are expensed as incurred and any new fees paid to third parties are capitalized and amortized as a debt issuance cost. The old debt is derecognized and the new debt is recorded at fair value and a gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt.
(y) Assets held for sale
A long-lived asset (or a disposal group for a long-lived asset comprising a group of assets and related liabilities) is classified as held for sale if it is highly probable that the asset will be recovered through sale rather than continuing use.
The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The following criteria are used to determine if a business is held for sale: (i) management, having the authority to approve a sale, commits to a plan to sell; (ii) the business is available for immediate sale in its present condition; (iii) an active program to locate a buyer and a plan to sell the business have been initiated; (iv) the sale of the business is probable within one year; (v) the business is being actively marketed for sale at a reasonable price relative to its fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.
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
(z) Reclassification
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
The Company has adopted the following recently released accounting standards:
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These ASUs provide expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including London Interbank Offered Rate ("LIBOR"), which has been phased out and replaced with a new reference rate. During the year ended December 31, 2022, the Company adopted this ASU, which did not have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance.” This ASU improves financial reporting by requiring disclosures that increase the transparency of transactions with governments. The ASU is effective for the Company for annual periods, beginning after December 15, 2021. Early adoption is permitted. During the year ended December 31, 2022, the Company assessed the impact of this ASU and concluded that it does not have a material impact on its financial disclosures.
The following recently released accounting standards have not yet been adopted by the Company:
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations.” This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination and improve comparability for both the recognition and measurement of acquired revenue contracts at the date of and after a business combination and revenue contracts not acquired in a business combination. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning December 15, 2022. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU.
3. Business acquisitions
(a) Hoodoo Digital, LLC
On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,721. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 as of the closing date, which was subsequently received. The Company has made measurement period adjustments of $1,688 related to taxes during the year ended December 31, 2022, of which $682 is outstanding as of December 31, 2022. This acquisition furthered the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.
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
(b) Enquero Inc
On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of December 31, 2022. This acquisition increased the scale and depth of the Company’s data and analytics capabilities and enhanced the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.
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
(c) SomethingDigital.Com LLC
On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378. The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253. No portion of the purchase consideration is outstanding as of December 31, 2022.
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
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31,
	2020	2021	2022
Opening balance as of January 1	$29,969	$27,707	$24,329
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	4,185	—	—
Adjusted balance as of January 1	34,154	27,707	24,329
Additions due to acquisitions	200	—	—
Additions (net), charged to income statement	3,307	910	2,096
Deductions/effect of exchange rate fluctuations	(9,954)	(4,288)	(5,983)
Closing balance	$27,707	$24,329	$20,442
Accounts receivable were $912,071 and $1,015,197, and allowances for credit losses were $24,329 and $20,442, resulting in net accounts receivable balances of $887,742 and $994,755 as of December 31, 2021 and 2022, respectively.
During the year ended December 31, 2022, the Company sold certain accounts receivable amounting to $2,180 and classified $2,341 as assets held for sale relating to a business designated as held for sale, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
The Company has a revolving accounts receivable-based facility of $100,000 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2021 and 2022 was $7,053 and $33,030, respectively. The principal amount outstanding against this facility as of December 31, 2021 and 2022 was $0 and $33,030, respectively. The cost of factoring such accounts receivable during the year ended December 31, 2020, 2021 and 2022 was $0, $40 and $601, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2021 and 2022:

	As of December 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$34,070	$—	$34,070	$—
Deferred compensation plan assets (Note a, e)	38,584	—	—	38,584
Total	$72,654	$—	$34,070	$38,584
Liabilities
Earn-out consideration (Note b, d)	$5,406	$—	$—	$5,406
Derivative instruments (Note b, c)	15,254	—	15,254	—
Deferred compensation plan liability (Note b, f)	38,007	—	—	38,007
Total	$58,667	$—	$15,254	$43,413

	As of December 31, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,687	$—	$21,687	$—
Deferred compensation plan assets (a, e)	40,261	—	—	40,261
Total	$61,948	$—	$21,687	$40,261
Liabilities
Earn-out consideration (Note b, d)	$2,517	$—	$—	$2,517
Derivative instruments (Note b, c)	38,817	—	38,817	—
Deferred compensation plan liability (b, f)	39,654	—	—	39,654
Total	$80,988	$—	$38,817	$42,171
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
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2021 and 2022:

	Year ended December 31,
	2021	2022
Opening balance	$8,272	$5,406
Payments made on earn-out consideration (Note a)	(2,556)	(2,437)
Change in fair value of earn-out consideration (Note b)	(750)	(452)
Others (Note c)	440	—
Closing balance	$5,406	$2,517
(a)Includes interest payments on earn-out consideration in excess of the acquisition date fair value, which are included in “cash flows from operating activities” and amount to $440 and $0 for the years ended December 31, 2021 and 2022, respectively.
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
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the years ended December 31, 2021 and 2022:

	Year ended December 31,
	2021	2022
Opening balance	$26,832	$38,584
Additions (net of redemption)	7,523	9,257
Change in fair value of deferred compensation plan assets (Note a)	4,229	(7,580)
Closing balance	$38,584	$40,261
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the years ended December 31, 2021 and 2022:

	Year ended December 31,
	2021	2022
Opening balance	$26,390	$38,007
Additions (net of redemption)	7,523	9,257
Change in fair value of deferred compensation plan liabilities (Note a)	4,094	(7,610)
Closing balance	$38,007	$39,654
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
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,348,600	$1,587,500	$26,247	$(25,581)
United States Dollars (sell) Mexican Peso (buy)	23,750	24,000	140	1,079
United States Dollars (sell) Philippines Peso (buy)	75,600	79,200	(2,215)	(828)
Euro (sell) United States Dollars (buy)	120,994	182,163	2,634	480
Singapore Dollars (buy) United States Dollars (sell)	3,655	50,956	65	166
Euro (sell) Romanian Leu (buy)	47,506	51,115	(233)	848
Japanese Yen (sell) Chinese Renminbi (buy)	10,440	8,185	202	(327)
United States Dollars (sell) Chinese Renminbi (buy)	45,000	41,000	120	605
Pound Sterling (sell) United States Dollars (buy)	49,031	32,594	545	1,113
United States Dollars (sell) Hungarian Font (buy)	39,000	12,000	(2,174)	828
Hungarian Font (Sell) Euro (buy)	2,828	—	(17)	—
Australian Dollars (sell) Indian Rupees (buy)	97,053	87,513	1,234	(452)
United States Dollars (Sell) Polish Zloty (buy)	—	24,000	—	1,372
Japanese Yen (sell) United States Dollars (buy)	—	10,000	—	(1,134)
Israeli Shekel (sell) United States Dollars (buy)	—	3,000	—	3
South African Rand (sell) United States Dollars (buy)	—	21,000	—	(1,652)
Interest rate swaps (floating to fixed)	460,135	432,248	(7,732)	6,350
			$18,816	$(17,130)

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
The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022
Assets
Prepaid expenses and other current assets	$16,064	$17,531	$3,130	$2,151
Other assets	$14,876	$2,005	$—	$—
Liabilities
Accrued expenses and other current liabilities	$11,408	$23,662	$1,090	$11,495
Other liabilities	$2,756	$3,660	$—	$—
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
The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2022 was $530.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) ("OCI"), and the related tax effects are summarized below:

	Year ended December 31,
	2020			2021			2022
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(6,171)	605	(5,566)	7,628	(1,836)	5,792	(6,815)	(413)	(7,228)
Changes in fair value of effective portion of outstanding derivatives, net	(12,966)	3,932	(9,034)	36,017	(7,101)	28,916	(31,538)	4,534	(27,004)
Gain (loss) on cash flow hedging derivatives, net	(6,795)	3,327	(3,468)	28,389	(5,265)	23,124	(24,723)	4,947	(19,776)
Closing balance	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2020	2021	2022		2020	2021	2022
Forward foreign exchange contracts	$6,933	$32,270	$(44,873)	Revenue	$4,432	$1,354	$3,586
Interest rate swaps	(19,899)	2,931	13,335	Cost of revenue	(4,553)	11,155	(8,668)
Treasury rate lock	—	816	—	Selling, general and administrative expenses	(1,266)	3,012	(1,148)
				Interest expense	(4,784)	(7,893)	(585)
	$(12,966)	$36,017	$(31,538)		$(6,171)	$7,628	$(6,815)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2020, 2021 and 2022, respectively.
The Company had interest rate swaps under which the Company received floating rate payments based on the greater of LIBOR and the floor rate under the term loan under the Company's amended and restated credit agreement entered into in August 2018 (the "2018 Credit Agreement") and made payments based on a fixed rate. These interest rate swaps were designated as cash flow hedges. In December 2022, the Company entered into an amended and restated credit agreement (the "2022 Credit Agreement"), which replaced the 2018 Credit Agreement. Upon its entry into the 2022 Credit Agreement, the Company also modified its interest rate swaps. With the modification, the Company now has interest rate swaps under which it will (a) receive floating-rate payments based on the greater of Term SOFR and the floor rate under the term loan under the 2022 Credit Agreement and (b) make payments based on a fixed rate. The Company has elected the optional expedients and exceptions available under Reference Rate Reform Topic 848 and continues to designate its modified interest rate swaps as cash flow hedges.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2020	2021	2022
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(8,055)	$12,116	$(29,499)
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	3,963	—	—
		$(4,092)	$12,116	$(29,499)
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
b)These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently, the realized gains (losses) are recorded in foreign exchange gains (losses), net in the consolidated statements of income.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2021	2022
Advance income and non-income taxes	$28,075	$38,382
Contract asset (Note 25)	8,506	11,613
Prepaid expenses	38,528	39,952
Derivative instruments	19,194	19,682
Employee advances	2,797	3,299
Deposits	5,839	5,372
Advances to suppliers	804	953
Others	30,698	18,719
Total	$134,441	$137,972
During the year ended December 31, 2022, the Company sold certain prepaid expenses and other current assets amounting to $445 and classified $901 as assets held for sale relating to a business designated as held for sale, the sale of which was completed after December 31, 2022. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
8. Assets and liabilities held for sale
The Company has taken actions to realign its portfolio to focus on services it believes have the greatest opportunities for growth, and has deprioritized assets that no longer fit with its long-term strategy. As such, during 2022, the Company identified and divested a business (the “Business”) that is part of the Company's Consumer and Healthcare segment.
The transaction to divest the Business included the sale of 100% of the issued and outstanding shares of capital stock of an entity pursuant to a stock purchase agreement, which was completed in December 2022. It also included the transfer of certain assets and liabilities pursuant to an asset purchase agreement signed during the fourth quarter of 2022. The sale of assets pursuant to the asset purchase agreement was completed in February 2023.
As a result, during the year ended December 31, 2022, the Company, before recording an impairment charge, transferred to the purchasers under the asset purchase agreement certain assets and liabilities with carrying values of $7,198 and $5,252, respectively. Additionally, certain assets and liabilities amounting to $29,803 and $1,288, respectively, have been classified as held for sale, relating to the portion of the Business for which the sale was closed in February 2023.
The Company recorded an impairment charge of $32,575 to adjust the carrying amount of assets to their fair value. Of the total impairment charge, $26,171 pertains to intangible assets, $22 pertains to property, plant and equipment, $1,625 pertains to goodwill, $4,662 pertains to prepaid expense, contract cost assets and other assets and $95 pertains to accounts receivable. The impairment charge has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 21 for additional information.
Pursuant to the stock purchase agreement related to the sale of the Business, the Company is entitled to a potential earn-out of up to $10,600, contingent upon the business signing contracts with certain clients and invoicing them during 2023. The Company determined that the likelihood of achieving these events is uncertain, and accordingly, the Company has opted to record the earn-out if and when the consideration is determined to be realizable.
Pursuant to the asset purchase agreement related to the sale of the Business, the Company now holds 1.5% fixed rate unsecured loan notes amounting to $18,001 issued by the purchasers. These notes and interest thereon become receivable by the Company upon future share sale, disposal or listing by the buyer group or early voluntary repayment of these notes at the discretion of the buyer group. The Company has deemed the likelihood of recovery of principal and interest on these notes as remote and not in the control of the Company. Accordingly, as of December 31, 2022, the Company has not recorded a value for these notes. The Company's obligation to transfer $18,001 to the purchasers in exchange for these notes was satisfied in February 2023 upon the closing of the transaction.
The net purchase consideration payable by the Company in connection with the sale of the Business amounted to $2,114. Of the total net purchase consideration payable, $17,769 was received by the Company pursuant to the stock purchase agreement and $19,883 (related to the unsecured loan notes and certain transaction costs) remains payable by the Company to the purchasers as part of the asset purchase agreement as of December 31, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	As of December 31,
	2021	2022
Land	$7,292	$6,662
Buildings	41,282	38,376
Furniture and fixtures	52,901	47,076
Computer equipment and servers	309,551	300,501
Plant, machinery and equipment	108,527	98,515
Computer software	138,343	118,547
Leasehold improvements	114,747	102,248
Vehicles	162	110
Capital work in progress	45,647	54,330
Property, plant and equipment, gross	$818,452	$766,365
Less: Accumulated depreciation, amortization and impairment	(603,363)	(585,607)
Property, plant and equipment, net	$215,089	$180,758
Depreciation expense on property, plant and equipment for the years ended December 31, 2020, 2021 and 2022 was $67,662, $62,159 and $54,603, respectively. Computer software amortization for the years ended December 31, 2020, 2021 and 2022 was $9,421, $5,842 and 4,703, respectively.
The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $213, $(430) and $306 for the years ended December 31, 2020, 2021 and 2022, respectively.
The Company recorded a write-down to property, plant and equipment & computer software during the years ended December 31, 2020, 2021 and 2022 as described in Note 10.
During the year ended December 31, 2022, the Company sold certain property plant and equipment with a gross carrying value and accumulated depreciation amounting to $377 and $355, respectively, and classified certain property plant and equipment with a gross carrying value and accumulated depreciation amounting to $0 and $0, respectively, as assets held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
10. Goodwill and intangible assets
The following table presents the changes in goodwill for the years ended December 31, 2021 and 2022:

	As of December 31,
	2021	2022
Opening balance	$1,695,688	$1,731,027
Goodwill relating to acquisitions consummated during the period	44,216	—
Impact of measurement period adjustments	1,205	1,817
Classified as held for sale	—	(1,625)
Effect of exchange rate fluctuations	(10,082)	(47,023)
Closing balance	$1,731,027	$1,684,196

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2021:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$420,172	$607,574	$667,942	$1,695,688
Goodwill relating to acquisitions consummated during the period	4,167	7,032	33,017	44,216
Impact of measurement period adjustments	35	309	861	1,205
Effect of exchange rate fluctuations	(3,117)	(3,795)	(3,170)	(10,082)
Closing balance	$421,257	$611,120	$698,650	$1,731,027
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$421,257	$611,120	$698,650	$1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Classified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(12,692)	(16,877)	(17,454)	(47,023)
Closing balance	$408,736	$592,907	$682,553	$1,684,196
During the years ended December 31, 2020, 2021 and 2022, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company performed assessments to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessments for the years ended December 31, 2020, 2021 and 2022, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.
As of December 31, 2022, the Company classified goodwill (before impairment) amounting to $1,625 attributable to its Consumer and Healthcare segment as assets held for sale, and this amount has been written off. See Note 8 for additional information.
The total amount of the Company’s goodwill deductible for tax purposes was $326,795 and $291,377 as of December 31, 2021 and 2022, respectively.
The Company’s intangible assets are as follows:

	As of December 31, 2021			As of December 31, 2022
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$489,974	$394,688	$95,286	$473,997	$411,706	$62,291
Marketing-related intangible assets	98,870	76,663	22,207	97,831	83,253	14,578
Technology-related intangible assets	171,772	119,630	52,142	126,406	113,560	12,846
Total	$760,616	$590,981	$169,635	$698,234	$608,519	$89,715
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2020, 2021 and 2022 were $43,343, $58,448 and $42,667, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
During the year ended December 31, 2022, the Company sold certain intangible assets with a gross carrying value and accumulated amortization amounting to $9,894 and $7,272, respectively, and classified certain intangible assets with a gross carrying value and accumulated amortization amounting to $40,538 and $16,989, respectively, as assets held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2020, 2021 and 2022 were $27,290, $24,987 and $14,768, respectively.
Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $74, $(157) and $51 for the years ended December 31, 2020, 2021 and 2022, respectively.
During the years ended December 31, 2020, 2021 and 2022, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, goodwill and certain property, plant and equipment, including those held for sale (see Note 8 for additional information), as a result of changes in the Company’s investment strategy and market trends which led to a decision to cease certain service offerings. Based on the results of its testing, the Company determined that the carrying value of certain assets tested were not recoverable and the Company recorded complete write-downs of the carrying values of these assets amounting to $14,083, $915 and $29,173 for the years ended December 31, 2020, 2021 and 2022, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statements of income.
The summary below presents the impairment charges (on intangibles and goodwill) and write-downs (on property, plant and equipment) recorded for various categories of assets during the years ended December 31, 2020, 2021 and 2022:

	Year ended December 31,
	2020	2021	2022
Technology related intangibles	$5,179	$205	$25,266
Customer related intangibles	938	—	905
Goodwill	$—	$—	$1,625
Total Intangibles	$6,117	$205	$27,796
Property, plant and equipment	$7,966	$710	$1,377
Total Property, plant and equipment	$7,966	$710	$1,377
Grand Total	$14,083	$915	$29,173
The estimated amortization schedule for the Company’s intangible assets for future periods as of December 31, 2022 is set out below:

For the year ending December 31:
2023	$39,663
2024	27,426
2025	17,313
2026	3,057
2027 and beyond	2,256
Total	$89,715

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
11. Other Assets
Other assets consist of the following:

	As of December 31,
	2021	2022
Contract asset (Note 25)	$5,235	$6,734
Advance income and non-income taxes	124,219	126,172
Deposits	28,463	22,524
Derivative instruments	14,876	2,005
Prepaid expenses	5,979	6,354
Deferred billings, net*	44,360	61,537
Right of use (ROU) assets finance lease	34,284	26,358
Others	64,742	52,450
Total	$322,158	$304,134
*Deferred billings were $48,071 and $64,735 and allowances for credit losses on deferred billings were $3,711 and $3,198, resulting in net deferred billings balances of $44,360 and $61,537 as of December 31, 2021 and 2022, respectively.
During the years ended December 31, 2020 and 2021, the Company recorded additional charges of $2,400 and $577, respectively, and a release of $513 during the year ended December 31, 2022 in the income statement on account of credit losses on deferred billings.
During the year ended December 31, 2022, the Company sold certain other assets amounting to $0 and classified $1,765 as assets held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
12. Leases
The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 10 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost for operating and finance leases for the years ended December 31, 2020, 2021 and 2022 are summarized below:

	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2022
Finance lease cost:
Amortization of ROU assets (Note a)	12,483	15,549	13,132
Interest on lease liabilities (Note b)	2,454	2,538	1,532
Operating lease cost (Note c)	88,596	81,637	68,172
Short-term lease cost (Note c)	1,643	1,057	1,563
Variable lease cost (Note c)	5,347	5,307	6,898
Total lease cost	$110,523	$106,088	$91,297

a)Included in “depreciation and amortization” in the consolidated statements of income.
b)Included in “interest income (expense), net” in the consolidated statements of income.
c)Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.
ROU assets relating to finance leases of $34,284 and $26,358 as of December 31, 2021 and December 31, 2022, respectively, are included in “other assets” in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases (Continued)
Amortization of ROU assets as set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $30, $(99) and $71 for the years ended December 31, 2020, 2021 and 2022, respectively.
The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $161, $(333) and $187 for the years ended December 31, 2020, 2021 and 2022, respectively.
Other information

	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2022
Weighted-average remaining lease term—finance leases	3.1 years	2.3 years	2.02 years
Weighted-average remaining lease term—operating leases	6.42 years	5.76 years	5.41 years
Weighted-average discount rate—finance leases	6.61%	5.70%	5.72%
Weighted-average discount rate—operating leases	7.28%	6.98%	7.80%

	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,898	$2,592	$1,532
Operating cash flows from operating leases	$92,010	$80,159	$79,037
Financing cash flows from finance leases	$10,567	$13,926	$12,810
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2021 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheet:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases (Continued)
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2022 to the operating and finance lease liabilities recorded on the Company’s consolidated balance sheet:

Period range	Finance lease	Operating lease
2023	$16,382	$69,902
2024	8,681	61,017
2025	3,000	46,979
2026	830	40,638
2027	119	30,100
Thereafter	—	52,466
Total lease payments	$29,012	$301,102
Less: Imputed interest	1,625	56,641
Total lease liabilities	$27,387	$244,461
During the years ended December 31, 2020, 2021 and 2022, the Company recorded impairment charges of $16,322, $0 and $20,307, respectively, relating to operating lease right-of-use assets due to the Company’s shift to a virtual operating environment. Of the total impairment charge recorded, $8,482 and $20,307 pertains to restructuring charges during the year ended December 31, 2020 and 2022, respectively. See Note 27 for additional details.
13. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2021	2022
Accrued expenses	$162,054	$126,680
Accrued employee cost	307,777	293,934
Earn-out consideration	2,501	2,517
Statutory liabilities	67,948	82,912
Retirement benefits	1,746	1,725
Compensated absences	26,596	25,101
Derivative instruments	12,498	35,157
Contract liabilities (Note 25)	160,602	160,625
Finance lease liability	18,549	15,585
Others	31,169	46,771
Total	$791,440	$791,007
During the year ended December 31, 2022, the Company sold certain accrued expense and other current liabilities amounting to $4,853 and classified $1,147 as liabilities held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
14. Long-term debt
In December 2022, the Company amended its existing credit facility under its amended and restated credit agreement entered into in August 2018 (the "2018 Credit Agreement”), which was comprised of a $680,000 term loan and a $500,000 revolving credit facility, and entered into in amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.a.r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility. The 2022 Credit Agreement, which is guaranteed by the Company and certain of its subsidiaries, replaces the 2018 Credit Agreement. The obligations under the 2022 Credit Agreement are unsecured.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
14. Long-term debt (Continued)
The outstanding balance of the term loan under the 2018 Credit Agreement as of the date of the 2022 Credit Agreement was $527,000. The revolving credit facility and the term loan have a term of five years and expire on December 13, 2027. The 2022 Credit Agreement did not result in a substantial modification of $290,870 of the outstanding term loan under the 2018 Credit Agreement. Further, as a result of the 2022 Credit Agreement, the Company extinguished $236,130 of funding arrangements for the outstanding term loan under the 2018 Credit Agreement and obtained funding from new lenders of $239,130, resulting in outstanding principal of $530,000 of the term loan under the 2022 Credit Agreement.
In connection with the 2022 Credit Agreement, the Company expensed $126, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the Company’s lenders related to the term loan. The overall borrowing capacity under the revolving credit facility increased from $500,000 under the 2018 Credit Agreement to $650,000 under the 2022 Credit Agreement. In connection with the 2022 Credit Agreement, the Company expensed $93 relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the 2022 Credit Agreement will be amortized over the term of the amended facility.
Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.00%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Borrowers' debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. (the "Debt Ratings"). The revolving credit commitments under the 2022 Credit Agreement are subject to a commitment fee equal to 0.20% per annum, subject to adjustment based on the Debt Ratings. The commitment fee accrues on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2022, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2021 and 2022, the amount outstanding under the Company's term loans, net of debt amortization expense of $687 and $1,622, respectively, was $560,313 and $528,378, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of December 31, 2022 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.
The maturity profile of the term loan outstanding as of December 31, 2022, net of debt amortization expense, is as follows:

Year ended	Amount
2023	26,136
2024	26,153
2025	26,173
2026	26,192
2027	$423,724
Total	$528,378

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
As of December 31, 2021 and 2022, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,702 and $1,119, respectively, was $398,298 and $398,881, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2021 and 2022, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,571 and $1,970, respectively, was $347,429 and $348,030, respectively, which is payable on April 10, 2026.
The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the year ended December 31, 2022, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.
A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2021	2022
Credit facility, net of debt amortization expenses	$560,313	$528,378
3.70% 2017 Senior Notes, net of debt amortization expenses	349,869	—
3.375% 2019 Senior Notes, net of debt amortization expenses	398,298	398,881
1.750% 2021 Senior Notes, net of debt amortization expenses	$347,429	$348,030
Total	$1,655,909	$1,275,289
Current portion	383,433	26,136
Non-current portion	1,272,476	1,249,153
Total	$1,655,909	$1,275,289
15. Short-term borrowings
The Company has the following borrowing facilities:
(a)Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2021 and 2022, the limits available were $24,727 and $22,882, respectively, of which $5,848 and $5,392, respectively, was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
15. Short-term borrowings (Continued)
(b)A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into the 2022 Credit Agreement on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027.
(c)Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facilities under the 2018 Credit Agreement and the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2021 and 2022. As of December 31, 2021 and 2022, a total of $2,017 and $153,658, respectively, was utilized, of which $0 and $151,000, respectively, constituted funded drawdown and $2,017 and $2,658, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2022, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
16. Other liabilities
Other liabilities consist of the following:

	As of December 31,
	2021	2022
Accrued employee cost	15,790	14,120
Earn-out consideration	2,905	—
Retirement benefits	11,993	10,694
Compensated absences	52,023	43,474
Derivative instruments	2,756	3,660
Contract liabilities (Note 25)	80,222	56,157
Finance lease liability	16,297	11,802
Others	63,224	75,701
Total	$245,210	$215,608
During the year ended December 31, 2022, the Company sold certain other liabilities amounting to $0 and classified $141 as liabilities held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
17. Employee benefit plans
The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.
Defined benefit plans
In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2021 and 2022, all of the plan assets were primarily invested in debt securities.

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
The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2021 and 2022.

	As of December 31,
	2021	2022
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$97,660	$91,782
Service cost	14,546	14,248
Actuarial loss/(Gain)	(10,436)	(2,136)
Interest cost	5,497	5,790
Benefits paid	(9,162)	(12,602)
Settlements	(4,328)	(875)
Curtailments	(181)	(6)
Loss/(Gain) on exchange rate changes	(1,814)	(9,202)
Projected benefit obligation at the end of the year	$91,782	$86,999
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$93,809	$96,975
Employer contributions	12,907	2,350
Actual gain on plan assets	4,831	4,704
Benefits paid	(9,162)	(13,143)
Settlements	(3,495)	(824)
(Loss)/Gain on exchange rate changes	(1,915)	(9,622)
Fair value of plan assets at the end of the year	$96,975	$80,440
Funded status, end of year	$5,193	$(6,559)
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$18,932	$5,860
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(1,746)	(1,725)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(11,993)	(10,694)
Funded status, end of year	$5,193	$(6,559)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)
The change in defined benefit obligation for the years ended December 31, 2021 and 2022 is largely due to changes in actuarial assumptions pertaining to discount rates and exchange rate fluctuations.
Amounts included in accumulated other comprehensive income (loss) as of December 31, 2020, 2021 and 2022 were as follows:

	As of December 31,
	2020	2021	2022
Net actuarial loss	$(24,669)	$(13,399)	$(10,453)
Net prior service credit / (cost)	(477)	(300)	(124)
Deferred tax benefits	7,065	3,206	2,516
Other comprehensive income (loss), net	$(18,081)	$(10,493)	$(8,061)
Changes in other comprehensive income (loss) during the year ended December 31, 2021 and 2022 were as follows:

	As of December 31,
	2021	2022
Net Actuarial (Loss) Gain	$9,019	$891
Amortization of net actuarial loss	1,379	662
Deferred tax (expense) benefits	(3,859)	(690)
Net prior service credit / (cost)	170	154
Curtailment	181	6
Settlements	519	49
Effect of exchange rate changes	179	1,360
Other comprehensive income (loss), net	$7,588	$2,432
Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2021 and 2022 was as follows:

	As of December 31,
	2021	2022
Accumulated benefit obligation	$12,496	$12,328
Fair value of plan assets at the end of the year	$3,161	$3,822
The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2021 and 2022 was as follows:

	As of December 31,
	2021	2022
Projected benefit obligation	$18,806	$16,207
Fair value of plan assets at the end of the year	$5,067	$3,822
The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $13,739 and $12,386 as of December 31, 2021 and 2022, respectively, and was classified as liabilities in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Net defined benefit plan costs for the years ended December 31, 2020, 2021 and 2022 include the following components:

	Year ended December 31,
	2020	2021	2022
Service costs	$11,897	$14,546	$14,248
Interest costs	5,297	5,497	5,790
Amortization of actuarial loss	2,461	1,549	859
Expected return on plan assets	(4,589)	(6,239)	(5,949)
Settlements	—	519	127
Net defined benefit plan costs	$15,066	$15,872	$15,075
Expected Contributions
The Company estimates that it will pay approximately $7,860 in fiscal 2023 related to contributions to defined benefit plans.
The weighted average assumptions used to determine the benefit obligations of the Indian Gratuity Plan as of December 31, 2021 and 2022 are presented below:

	As of December 31,
	2021			2022
Discount rate	5.25%	-	6.45%	7.45%	-	7.70%
Rate of increase in compensation per annum	4.60%	-	8.00%	5.20%	-	9.00%
The weighted average assumptions used to determine the Indian Gratuity Plan costs for the years ended December 31, 2020, 2021 and 2022 are presented below:

	Year ended December 31,
	2020			2021			2022
Discount rate	6.80%	-	7.35%	4.45%	-	5.90%	5.25%	-	6.45%
Rate of increase in compensation per annum	5.20%	-	11.50%	5.20%	-	9.00%	4.60%	-	8.00%
Expected long term rate of return on plan assets per annum	7.50%			7.00%	-	7.50%	7.00%	-	7.20%
The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2021 and 2022 are presented below:

	As of December 31,
	2021	2022
Discount rate	8.20%	9.30%
Rate of increase in compensation per annum	5.50%	5.50%
The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2020, 2021 and 2022 are presented below:

	Year ended December 31,
	2020	2021	2022
Discount rate	7.60%	7.20%	8.20%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2021 and 2022 are presented below:

	As of December 31,
	2021			2022
Discount rate	7.67%			9.80%
Rate of increase in compensation per annum	3.00%	-	6.00%	5.30%
The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2020, 2021 and 2022 are presented below:

	Year ended December 31,
	2020	2021	2022
Discount rate	5.22%	5.26%	7.67%
Rate of increase in compensation per annum	6.00%	5.00%	6.00%
Expected long-term rate of return on plan assets per annum	2.40%	2.00%	2.00%
The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2021 and 2022 are presented below:

	As of December 31,
	2021			2022
Discount rate	0.14%	—	0.81%	0.14%	—	0.94%
Rate of increase in compensation per annum	0.00%			0.00%
The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2020, 2021 and 2022 are presented below:

	Year ended December 31,
	2020			2021			2022
Discount rate	0.094%	-	0.271%	0.17%	-	0.41%	0.14%	-	0.81%
Rate of increase in compensation per annum	0.00%			0.00%			0.00%
Expected long term rate of return on plan assets per annum	0.00%	-	1.77%	1.77%	-	3.12%	1.77%	-	3.12%
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The fair values of the Company’s plan assets as of December 31, 2021 and 2022 by asset category are as follows:

	As of December 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	14,059	14,059	—	—
Fixed income securities (Note a)	80,612	—	80,612	—
Other securities (Note b)	2,304	—	2,304	—
Total	$96,975	$14,059	$82,916	$—

	As of December 31, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	2,423	2,423	—	—
Fixed income securities (Note a)	77,722	—	77,722	—
Other securities (Note b)	295	—	295	—
Total	$80,440	$2,423	$78,017	$—
(a)Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)Includes investments in funds that invest primarily in equity securities.
The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2023	$15,091
2024	14,533
2025	15,139
2026	17,939
2027	18,821
2028 - 2032	93,941
$175,464
The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Defined contribution plans
During the years ended December 31, 2020, 2021 and 2022, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2020	2021	2022
India	$30,396	$37,508	$43,805
U.S.	19,491	21,496	23,084
U.K.	18,643	19,874	20,763
China	16,436	24,988	26,514
Other regions	11,481	15,516	18,062
Total	$96,447	$119,382	$132,228
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
The liability for the deferred compensation plan was $38,007 and $39,654 as of December 31, 2021 and December 31, 2022, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $38,584 and $40,261 as of December 31, 2021 and December 31, 2022, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2020, 2021 and 2022, the change in the fair value of Plan assets was $4,164, $4,229 and $(7,580), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2020, 2021 and 2022, the change in the fair value of deferred compensation liabilities was $4,120, $4,094 and $(7,610), respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2020, 2021 and 2022, were $72,709, $80,548 and $75,836, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.
Income tax benefits recognized in relation to stock-based compensation costs, including options, RSUs and PUs, including excess tax benefits, during the years ended December 31, 2020, 2021 and 2022 were $21,832, $21,857 and $21,863, respectively.
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
The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2020, 2021 and 2022:

	2020	2021			2022
Dividend yield	0.89%	0.84%	—	1.08%	0.96%
Expected life (in months)	84	84			84
Risk-free rate of interest for expected life	1.50%	1.12%		1.37%	1.71%
Volatility	20.96%	26.05%		26.18%	26.29%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.1075 and $0.125 per share in each quarter of fiscal 2021 and 2022, respectively.
The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
A summary of stock option activity during the years ended December 31, 2020, 2021 and 2022 is set out below:

	Year ended December 31, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	25.33	6.5	—
Granted	431,924	43.94	—	—
Forfeited	(752,261)	30.09	—	—
Expired	—	—	—	—
Exercised	(692,634)	20.30	—	11,813
Outstanding as of December 31, 2020	7,347,241	26.41	5.7	$110,925
Vested as of December 31, 2020 and expected to vest thereafter (Note a)	7,132,162	26.26	5.7	$108,671
Vested and exercisable as of December 31, 2020	2,713,405	19.40	2.6	$59,593
Weighted average grant-date fair value of options granted during the period	$9.72

	Year ended December 31, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	$26.41	5.7	—
Granted	1,831,180	43.98	—	—
Forfeited	(25,000)	31.50	—	—
Expired	—	—	—	—
Exercised	(1,145,125)	20.23	—	30,463
Outstanding as of December 31, 2021	8,008,296	$31.30	6.1	$174,428
Vested as of December 31, 2021 and expected to vest thereafter (Note a)	7,422,919	$30.51	6.1	$167,551
Vested and exercisable as of December 31, 2021	3,117,333	$24.17	3.4	$90,117
Weighted average grant-date fair value of options granted during the period	$11.35

	Year Ended December 31, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	$31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	(70,841)	41.46	—	—
Expired	—	—	—	—
Exercised	(665,036)	22.11	—	15,752
Outstanding as of December 31, 2022	7,748,114	$33.27	5.6	$105,261
Vested as of December 31, 2022 and expected to vest thereafter (Note a)	7,287,127	$32.59	5.6	$103,474
Vested and exercisable as of December 31, 2022	3,211,699	$25.35	3.3	$67,347
Weighted average grant-date fair value of options granted during the period	$14.19
(a) Options expected to vest after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
Cash received by the Company upon the exercise of stock options during the years ended December 31, 2020, 2021 and 2022 amounted to $14,062, $23,168 and $14,701, respectively. Tax benefits from the exercise of stock options during the years ended December 31, 2020, 2021 and 2022 were $7,381, $6,927 and $2,398 (including excess tax benefits of $7,310, $4,191 and $1,543), respectively.
As of December 31, 2022, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $18,288, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.
Restricted Share Units
The Company has granted restricted share units ("RSUs"), under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term.
A summary of RSU activity during the years ended December 31, 2020, 2021 and 2022 is set out below:

	Year ended December 31, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	296,332	40.40
Vested (Note b)	(640,212)	28.28
Forfeited	(57,518)	37.35
Outstanding as of December 31, 2020	860,308	$36.44
Expected to vest (Note a)	762,877

	Year ended December 31, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	$36.44
Granted	466,702	44.00
Vested (Note c)	(501,273)	34.41
Forfeited	(66,230)	38.02
Outstanding as of December 31, 2021	759,507	$42.29
Expected to vest (Note a)	654,594

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)

	Year ended December 31, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	$42.29
Granted	206,280	45.66
Vested (Note d)	(274,521)	43.23
Forfeited	(111,644)	42.69
Outstanding as of December 31, 2022	579,622	$42.97
Expected to vest (Note a)	527,621
(a)RSUs expected to vest after considering an estimated forfeiture rate.
(b)590,699 RSUs that vested during the period were net settled upon vesting by issuing 385,197 shares (net of minimum statutory tax withholding). 49,513 RSUs vested in the year ended December 31, 2020, in respect of which 49,446 shares were issued during the period ended December 31, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
(c)461,640 RSUs that vested during the period were net settled upon vesting by issuing 300,944 shares (net of minimum statutory tax withholding). 39,633 RSUs vested in the year ended December 31, 2021, shares in respect of which will be issued in 2023 after withholding shares to the extent of minimum statutory withholding taxes. 7,863 RSUs vested in the year ended December 31, 2021, in respect of which 5,496 shares were issued during the period ended December 31, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
(d)28,866 RSUs that vested during the period were net settled upon vesting by issuing 19,992 shares (net of minimum statutory tax withholding). 245,655 RSUs vested in the year ended December 31, 2022, shares in respect of which will be issued in 2023 after withholding shares to the extent of minimum statutory withholding taxes.
As of December 31, 2022, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $11,565, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.
Performance Units
The Company also grants stock awards in the form of performance units ("PUs"), and has granted PUs under both the 2007 and 2017 Omnibus Plans.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
A summary of PU activity during the years ended December 31, 2020, 2021 and 2022 is set out below:

	Year ended December 31, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	1,253,766	42.49	2,507,532
Vested (Note b)	(1,496,377)	25.21	(1,496,377)
Forfeited	(539,670)	33.77	(560,867)
Adjustment upon final determination of level of performance goal achievement (Note c)	(399,987)	42.60
Adjustment upon final determination of level of performance goal achievement (Note d)			(1,632,556)
Outstanding as of December 31, 2020	4,876,196	$34.56	4,876,196
Expected to vest (Note a)	4,573,356

	Year ended December 31, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	$34.56	4,876,196
Granted	1,340,877	44.06	2,681,754
Vested (Note e)	(1,784,140)	30.66	(1,784,140)
Forfeited	(258,258)	39.97	(320,098)
Adjustment upon final determination of level of performance goal achievement (Note f)	408,480	43.99
Adjustment upon final determination of level of performance goal achievement (Note g)			(870,557)
Outstanding as of December 31, 2021	4,583,155	$39.40	4,583,155
Expected to vest (Note a)	4,263,803

	Year ended December 31, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	$39.40	4,583,155
Granted	1,590,794	44.50	3,181,588
Vested (Note h)	(2,161,789)	34.61	(2,161,789)
Forfeited	(487,909)	43.52	(642,512)
Adjustment upon final determination of level of performance goal achievement (Note i)	46,700	44.20
Adjustment upon final determination of level of performance goal achievement (Note j)			(1,389,491)
Outstanding as of December 31, 2022	3,570,951	$44.07	3,570,951
Expected to vest (Note a)	3,224,941
(a)PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
(b)PUs that vested in 2020 were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(c)Represents a 32.98% decrease in the number of target shares expected to vest as a result of achievement of lower-than-target performance for the PUs granted in 2020, partially offset by an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
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
(e)Vested PUs in the year 2021 were net settled upon vesting by issuing 1,102,440 shares (net of minimum statutory tax withholding).
(f)Represents a 31.20% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2021, partially offset by an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
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
(h)2,161,789 PSUs that vested during the year 2022 were net settled upon vesting by issuing 1,300,511 shares (net of minimum statutory tax withholding).
(i)Represents a 1.31% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2022, partially offset by an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
(j)Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2022 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
As of December 31, 2022, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $63,734, which will be recognized over the weighed average remaining requisite vesting period of 1.7 years.
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
During the years ended December 31, 2020, 2021 and 2022, 315,245, 285,657 and 324,783 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2020, 2021 and 2022 was $1,299, $1,420 and $1,537, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.
19. Capital stock
The Company’s authorized capital stock as of December 31, 2021 and 2022 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 185,336,357 and 182,924,416 common shares, and no preferred shares, issued and outstanding as of December 31, 2021 and 2022, respectively.
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
During the years ended December 31, 2020, 2021 and 2022, the Company repurchased 3,412,293, 6,577,562 and 4,777,205 of its common shares, respectively, on the open market at a weighted average price of $40.16, $45.32 and $44.79 per share, respectively, for an aggregate cash amount of $137,044, $298,087 and $213,986, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2020, December 31, 2021 and December 31, 2022, $68, $132 and $96, respectively, was deducted from retained earnings in direct costs related to share repurchases.
$124,924 remained available for share repurchases under our existing share repurchase program as of December 31, 2022. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.

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
On February 9, 2021, the Company announced that its Board of Directors had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing an annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021, June 23, 2021, September 24, 2021 and December 22, 2021, the Company paid dividends of $0.1075 per share, amounting to $20,115, $20,133, $20,213 and $20,018 in the aggregate, to shareholders of record as of March 10, 2021, June 11, 2021, September 10, 2021 and December 10, 2021, respectively.
On February 10, 2022, the Company announced that its Board of Directors had approved a 16% increase in its quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing an annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of the Company’s common shares. On March 23, 2022, June 24, 2022, September 23, 2022 and December 23, 2022, the Company paid a dividend of $0.125 per share, amounting to $23,134, $22,935, $22,873 and $22,895 in the aggregate, to shareholders of record as of March 10, 2022, June 10, 2022, September 9, 2022 and December 9, 2022, respectively.
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
The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,182,572, 1,663,219 and 2,734,825 for the years ended December 31, 2020, 2021 and 2022, respectively.

	Year ended December 31,
	2020	2021	2022
Net income	$308,276	$369,448	$353,404
Weighted average number of common shares used in computing basic earnings per common share	190,396,780	187,802,219	184,184,930
Dilutive effect of stock-based awards	5,384,191	5,159,622	3,902,310
Weighted average number of common shares used in computing dilutive earnings per common share	195,780,971	192,961,841	188,087,240
Earnings per common share
Basic	$1.62	$1.97	$1.92
Diluted	$1.57	$1.91	$1.88

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
21. Other operating (income) expense, net

	Year ended December 31,
	2020	2021	2022
Write-down of intangible assets and property, plant and equipment ^	$14,083	$915	$1,377
Write-down of operating lease right-of-use assets and other assets ^ *	18,084	—	20,307
Impairment charge on assets classified as held for sale ^	—	—	32,575
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(7,790)	(750)	(452)
Other operating (income) expense	(5,046)	(1,368)	(612)
Other operating (income) expense, net	$19,331	$(1,203)	$53,195
^ Refer to Notes 8, 10 and 27 for additional information about other operating (income) expense, net for the years ended December 31, 2020, 2021 and 2022.
* Of the total write-down, $10,244 and $20,307 pertains to restructuring charges for the years ended December 31, 2020 and 2022, respectively. No such charges were recorded in the year ended December 31, 2021. Refer to Notes 12 and 27 for additional information.
22. Interest income (expense), net
Interest income (expense), net consists of the following:

	Year ended December 31,
	2020	2021	2022
Interest income	$7,284	$6,878	$5,899
Interest expense	(56,244)	(58,312)	(58,103)
Interest income (expense), net	$(48,960)	$(51,434)	$(52,204)
23. Income taxes
Income tax expense (benefit) for the years ended December 31, 2020, 2021 and 2022 is allocated as follows:

	Year ended December 31,
	2020	2021	2022
Income from continuing operations	$92,201	$113,681	$111,832
Other comprehensive income:
Cash flow hedges	(3,327)	5,265	(4,947)
Retirement benefits	(894)	3,859	690
Retained earnings:
Deferred tax benefit recognized on adoption of ASU 2016-13	(935)	—	—
The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2020	2021	2022
Domestic (U.S.)	$122,497	$126,107	$44,903
Foreign (other than U.S.)	277,980	357,022	420,333
Income before income tax expense	$400,477	$483,129	$465,236

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2020	2021	2022
Current tax expense:
Domestic (U.S. federal)	$23,668	$34,538	$17,525
Domestic (U.S. state)	10,765	5,605	4,582
Foreign (other than U.S.)	80,355	82,801	118,876
	$114,788	$122,944	$140,983
Deferred tax expense (benefit):
Domestic (U.S. federal)	$(7,329)	$(6,039)	$(10,481)
Domestic (U.S. state)	(3,770)	232	(1,910)
Foreign (other than U.S.)	(11,488)	(3,456)	(16,760)
	$(22,587)	$(9,263)	$(29,151)
Total income tax expense (benefit)	$92,201	$113,681	$111,832
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes as a result of the following:

	Year ended December 31,
	2020	2021	2022
Income before income tax expense	$400,477	$483,129	$465,236
Statutory tax rates	21%	21%	21%
Computed expected income tax expense	84,100	101,457	97,700
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	15,456	10,747	13,853
Tax benefit from tax holiday	(16,063)	(3,159)	(797)
True-up of prior years tax liability	(3,420)	7,590	2,096
Interest income on income tax refund	—	(7,780)	(2,168)
Non-deductible expenses	372	1,755	4,826
Effect of change in tax rates	453	1,740	(116)
Change in valuation allowance	142,733	6,244	10,752
Unrecognized tax benefits	3,228	(327)	1,236
Employment related tax incentive	—	(3,930)	(1,093)
Internal restructuring	(129,688)	—	—
State income taxes	6,995	5,837	2,672
Excess tax benefit on share-based compensation	(7,310)	(7,773)	(10,418)
Others*	(4,655)	1,280	(6,711)
Reported income tax expense (benefit)	$92,201	$113,681	$111,832
*During the years ended December 31, 2020 and 2022, the Company recorded a tax benefit on the outside basis difference on the stock of one of its subsidiaries amounting to $8,384 and $6,881. For the year ended December 31, 2020, it was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The effect of the Indian tax holiday on both basic and diluted earnings per share was $0.08, $0.02 and $0.00, respectively, for the years ended December 31, 2020, 2021 and 2022.
The components of the Company’s deferred tax balances as of December 31, 2021 and 2022 are as follows:

	As of December 31,
	2021	2022
Deferred tax assets
Net operating loss carryforwards	$37,593	$49,810
Accrued expenses and other liabilities	70,802	72,588
Allowance for credit losses	9,000	8,441
Property, plant and equipment, net	4,079	7,474
Lease liabilities	50,091	51,913
Share-based compensation	31,147	32,777
Intangible assets, net	168,737	179,815
Retirement benefits	9,721	8,629
Contract liabilities	8,012	7,452
Tax credit carryforwards	15,724	17,199
Others	10,277	21,902
Total deferred tax assets	$415,183	$458,000
Less: Valuation allowance	(212,192)	(222,655)
Total deferred tax assets, net of valuation allowance	$202,991	$235,345
Deferred tax liabilities
Intangible assets, net	$6,598	$128
Property, plant and equipment, net	1,907	1,290
Right-of use assets	40,733	40,946
Retirement benefits	3,404	4,175
Investments in foreign subsidiaries not indefinitely reinvested	1,708	1,663
Derivative instruments	6,153	2,344
Goodwill	34,597	43,173
Others	5,511	10,319
Total deferred tax liabilities	$100,611	$104,038
Net of deferred tax assets and liabilities	$102,380	$131,307

	As of December 31,
Classified as	2021	2022
Deferred tax assets non-current	$106,322	$135,483
Deferred tax liabilities non-current	3,942	4,176
	$102,380	$131,307

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2020, 2021 and 2022 is as follows:

	Year ended December 31,
	2020	2021	2022
Opening valuation allowance	$62,628	$206,011	$212,192
Reduction during the year	(35,662)	(1,206)	(214)
Addition during the year	179,045	7,387	10,677
Closing valuation allowance	$206,011	$212,192	$222,655
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
Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible differences and carry forwards, net of the existing valuation allowances as of December 31, 2022. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
For the years ended December 31, 2020, 2021 and 2022, the Company recognized net excess tax benefits on share-based compensation of $7,310, $7,773 and $10,418, respectively, in income tax expense attributable to continuing operations.
As of December 31, 2022, the Company’s deferred tax assets related to net operating loss carry forwards of $186,202 amounted to $45,056 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Israel, Hong Kong, the Netherlands, the United States and Luxembourg (for 2016 and prior years) amounted to $89,307 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The Company’s remaining operating loss carry forwards expire as set forth in the table below:

	Europe	Others
Year ending December 31,
2023	$146	$—
2024	0	1,938
2025	172	1,645
2026	1,450	—
2027	613	—
2028	929	83
2029	—	161
2032	—	207
2034	18,820	—
2035	7,357	—
2036	63,374	—
	$92,861	$4,034

In the table above, “Europe” includes net operating losses of subsidiaries in Slovakia, Latvia, Luxembourg and Poland, while “Others” includes net operating losses of subsidiaries in Japan and the Philippines.
As of December 31, 2022, the Company had additional deferred tax assets for U.S. state and local tax loss carry forwards amounting to $4,754 with varying expiration periods, most of which can be carried forward for an indefinite period.
As of December 31, 2022, the Company had a total foreign tax credit carry forward of $17,199 for subsidiaries in the United States which will expire as set forth in the table below:

Year ending December 31,	Amount
2028	6,378
2029	3,105
2030	2,665
2031	3,497
2032	1,554
$17,199

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries for which a deferred tax liability has not been recognized due to being indefinitely reinvested amounted to approximately $773,314 as of December 31, 2022. The Company plans to indefinitely reinvest its undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings at that time.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
As of December 31, 2022, $637,654 of the Company’s $646,765 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $3,764 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $9,512 of retained earnings. $633,890 of the Company’s cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.
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
The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2021 and 2022:

	2021	2022
Opening Balance at January 1	$34,300	$25,651
Increase related to prior year tax positions, including recorded in acquisition accounting	2,992	2,869
Decrease related to prior year tax positions	(455)	(1,802)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(455)	(1,313)
Increase related to current year tax positions, including recorded in acquisition accounting	1,385	1,426
Decrease related to settlements with taxing authorities	(11,170)	(4)
Effect of exchange rate changes	(946)	(1,397)
Closing Balance at December 31	$25,651	$25,430
As of December 31, 2021 and 2022, the Company had unrecognized tax benefits amounting to $25,651 and $25,430, respectively, which, if recognized, would affect the effective tax rate.
As of December 31, 2021 and 2022, the Company had accrued $2,842 and $2,871, respectively, in interest and $628 and $374, respectively, for penalties relating to income taxes.
During the years ended December 31, 2020, 2021 and 2022, the Company recognized $662, $(13,851) and $(2,583), respectively, in interest related to income taxes.
For all tax years that remain open to examinations by U.S. federal and various state, local, and other U.S. taxing authorities, the Company estimates that it is reasonably possible that the total amount of its unrecognized tax benefits for existing tax positions will vary. However, the Company does not expect significant changes within the next twelve months other than adjustments depending on the progress of tax matters or examinations with various taxing authorities, which are difficult to predict.
With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2018. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2014 and January 1, 2012, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

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
During the second quarter of 2022, the Company renamed its three reportable segments as follows: (1) the Banking, Capital Markets and Insurance segment was renamed the Financial Services segment; (2) the Consumer Goods, Retail, Life Sciences and Healthcare segment was renamed the Consumer and Healthcare segment; and (3) the High Tech, Manufacturing and Services segment was renamed the High Tech and Manufacturing segment.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2020 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	389,291	689,903	1,079,194	132,939
Consumer and Healthcare	513,775	750,878	1,264,653	197,197
High Tech and Manufacturing	486,532	902,294	1,388,826	244,166
Total reportable segment	1,389,598	2,343,075	3,732,673	574,302
Others*	(5,627)	(17,669)	(23,296)	14,506
Total	1,383,971	2,325,406	3,709,377	588,808
Stock-based compensation				(74,008)
Amortization and impairment of acquired intangible assets (other than included above)				(43,648)
Acquisition-related expenses				(2,650)
Foreign exchange gains (losses), net				7,482
Interest income (expense), net				(48,960)
Restructuring expenses (refer (a) below and Note 27)				(26,547)
Income tax expense				(92,201)
Net income				308,276
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	402,508	614,279	1,016,787	126,972
Consumer and Healthcare	666,800	842,735	1,509,535	250,765
High Tech and Manufacturing	618,378	860,774	1,479,152	272,754
Total reportable segment	1,687,686	2,317,788	4,005,474	650,491
Others**	4,595	12,142	16,737	12,189
Total	1,692,281	2,329,930	4,022,211	662,680
Stock-based compensation				(81,968)
Amortization and impairment of acquired intangible assets (other than included above)				(57,641)
Acquisition-related expenses				(1,177)
Foreign exchange gains (losses), net				12,669
Interest income (expense), net				(51,434)
Income tax expense				(113,681)
Net income				369,448
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	532,901	651,445	1,184,346	157,917
Consumer and Healthcare	741,350	885,126	1,626,476	213,737
High Tech and Manufacturing	716,630	935,678	1,652,308	283,598
Total reportable segment	1,990,881	2,472,249	4,463,130	655,252
Others***	(30,992)	(60,966)	(91,958)	38,125
Total	1,959,889	2,411,283	4,371,172	693,377
Business held for sale (refer to Note (b) below and Note 8)			(11,973)	24,842
Total (excluding business held for sale - refer to Note (b) below and Note 8)			4,359,199	718,219
Stock-based compensation				(77,373)
Amortization and impairment of acquired intangible assets (other than included above)				(42,566)
Foreign exchange gains (losses), net				15,392
Interest income (expense), net				(52,204)
Business held for sale (refer to Note (b) below and Note 8)				(24,842)
Impairment charge on assets classified as held for sale (refer to Note (b) below and Note 8)				(32,575)
Restructuring expense (refer to Note (c) below and Note 27)				(38,815)
Income tax expense				(111,832)
Net income				353,404
(b) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprises part of the Company's Consumer and Healthcare segment. The revenues and associated losses, including an impairment charge recorded for the year ended December 31, 2022, attributable to this business have been excluded from the computation of adjusted income from operations margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.
(c) The Company does not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in the Company's segment reporting as “unallocated costs.”
***Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowance for credit losses, and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues from a single customer in the Company’s High Tech and Manufacturing segment comprised 12.4%, 9.4% and 8.9% of the Company’s consolidated total net revenues in 2020, 2021 and 2022, respectively.
Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2020	2021	2022
India	$1,851,347	$2,022,123	$2,282,706
Asia, other than India	461,839	536,595	551,474
North and Latin America	1,007,635	1,011,759	1,065,509
Europe	388,556	451,734	471,483
Total net revenues	$3,709,377	$4,022,211	$4,371,172
Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2021	2022
India	$142,237	$125,442
Asia, other than India	16,315	14,486
North and Latin America	36,973	26,031
Europe	19,564	14,799
Total	$215,089	$180,758
25. Net revenues
Disaggregation of revenue
In the following table, the Company’s revenue is disaggregated by nature of services provided:

	Year ended December 31,
	2020	2021	2022
Data-Tech-AI	$1,383,971	$1,692,281	$1,959,889
Digital Operations	2,325,406	2,329,930	2,411,283
Total net revenues	$3,709,377	$4,022,211	$4,371,172
All three of the Company's segments include revenue from both Data-Tech-AI and Digital Operations services. See Note 24 for additional information.
During the second quarter of 2022, the Company's management modified the manner in which it disaggregates revenue for reporting and internal tracking purposes, and the Company now reports revenue disaggregated by the nature of services provided to the client, namely either Data-Tech-AI or Digital Operations services. Prior to the second quarter of 2022, the Company disaggregated its revenue as either revenue from the General Electric Company (GE) or revenue from Global Clients (other than GE).
Contract balances
Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. See Note 4 for details on the Company’s accounts receivable and allowance for credit losses and Note 11 for deferred billings.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
The following table provides details of the Company’s contract balances:

	As of December 31,
	2021	2022
Contract assets (Note a)	$13,741	$18,347
Contract liabilities (Note b)
Deferred transition revenue	$155,077	$128,726
Advance from customers	$85,747	$88,056

(a) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.
(b) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.
During the year ended December 31, 2022, the Company sold certain contract assets and contract liabilities amounting to $0 and $2,451, respectively, and classified certain contract assets and contract liabilities amounting to $2,168 and $649, respectively, as assets/liabilities held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
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
Changes in the Company’s contract asset and liability balances during the years ended December 31, 2021 and 2022 were a result of normal business activity and not materially impacted by any other factors.
Revenue recognized during the year ended December 31, 2021 and 2022 that was included in the contract liabilities balance at the beginning of the period was $141,774 and $152,570, respectively.
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2022:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$216,782	$160,844	$44,920	$10,251	$767

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
The following table provides details of the Company’s contract cost assets:

	As of December 31, 2021		As of December 31, 2022
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$33,390	$192,507	$32,296	$206,498
Closing balance	32,296	206,498	34,805	181,865
Amortization	22,227	79,779	26,769	89,398
During the year ended December 31, 2022, the Company sold certain contract assets amounting to $304 and classified $1,247 as assets held for sale relating to the Business, the sale of which was completed after December 31, 2022. See Note 8 for additional information.
26. Commitments and contingencies
Capital commitments
As of December 31, 2021 and 2022, the Company has committed to spend $13,317 and $17,972, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $7,865 and $8,050 as of December 31, 2021 and 2022, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
26. Commitments and contingencies (Continued)
(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $28,137 have been denied or challenged by the ITA. Additional refunds may be denied. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Government of India has issued an administrative circular which supports the Company’s position. Further, in the fourth quarter of 2022, the Punjab and Haryana High Court ruled in favor of the Company in respect of this issue. The ITA may appeal the High Court's ruling before the Supreme Court of India. The Company continues to believe that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of December 31, 2022.
(c) The ITA have also issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2013 and 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $208,747, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments made by the Company and ruled in favor of the Company in relation to a demand of $99,185 and the corresponding assessment order has been cancelled. The ITA may appeal the Tribunal's ruling before a higher court. Similarly, in respect of the transaction undertaken in 2015, the ITA has attempted to revise a previously closed assessment. During 2022, the Tribunal ruled in favor of the Company quashing the ITA's revision of the assessment, and the ITA have recently appealed the Tribunal's order to the Delhi High Court. In the first quarter of 2023, the ITA issued the Company a revised assessment order contrary to the order of the Tribunal. The Company has appealed the ITA's revised assessment order, which the Company believes is without merit. The Company has been advised that the most recent order is not enforceable under applicable law and therefore the tax demand raised therein is invalid. Based on the foregoing, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no reserve has been provided as of December 31, 2022.
(d) In September 2020, the Indian Parliament approved new labor codes including the Code on Social Security, 2020 (the “Code”), which will impact the Company’s contributions to its defined benefit plans for employees based in India. The Code has not yet been made effective and the rules for different States are in the process of being framed. The Company will evaluate the impact of the Code on the Company in its financial statements for the period in which the Code becomes effective and the related rules are published.
27. Restructuring
In 2020, due to the impact of the COVID-19 pandemic on the Company’s current and expected future revenues, the Company recorded a $26,547 restructuring charge primarily relating to the abandonment of leased office premises and employee severance charges.
Of the total recorded restructuring charges of $26,547, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company was unable to sublease such premises.
The Company also recorded a severance charge of $15,395, which was paid during the year ended December 31, 2020 related to a focused reduction in the Company's workforce.
In 2022, the Company implemented a flexible, hybrid global delivery model in line with the Company's long-term strategy that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, the Company determined that certain leases and employee roles were no longer needed.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
27. Restructuring (Continued)
Accordingly, the Company recorded a $38,815 restructuring charge relating to the abandonment of leased office premises and an employee severance charge. Of the total charge of $38,815, $21,684 was a non-cash charge (including $1,377 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises. The Company has sought out one or more third parties to sublease certain office premises from the Company, wherever applicable, instead of abandoning them. However, the Company has not been successful in such attempts, and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future. The Company also recorded a severance charge of $17,131, which was paid during the year ended December 31, 2022 related to a focused reduction in the Company's workforce.
28. Subsequent Events
Share repurchase
In February 2023, the Company’s board of directors authorized a $500,000 increase to its existing $1,750,000 share repurchase program, bringing the total authorization under the Company’s existing share repurchase program to $2,250,000.
Pursuant to its share repurchase program, the Company repurchased 250,404 of its common shares on the open market between January 1, 2023 and February 28, 2023 at a weighted average price of $47.85 per share for an aggregate cash amount of $11,983.
Dividend
In February 2023, the Company announced that its Board of Directors approved a 10% increase in its quarterly cash dividend, representing a planned annual dividend of $0.55 per common share, increased from $0.50 per common share in 2022. The Board of Directors also declared a dividend for the first quarter of 2023 of $0.1375 per common share, which will be paid on March 24, 2023 to shareholders of record as of the close of business on March 10, 2023. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.