Form 10-Q
period 2023-03-31
Genpact LTD
filed 2023-05-10
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2023
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
Yes ☐ No ☒
As of May 4, 2023, there were 184,151,153 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2022	As of March 31, 2023
Assets
Current assets
Cash and cash equivalents		$646,765	$552,281
Accounts receivable, net of allowance for credit losses of $20,442 and $23,203 as of December 31, 2022 and March 31, 2023, respectively	4	994,755	1,005,394
Prepaid expenses and other current assets	7	137,972	175,882
Total current assets		$1,779,492	$1,733,557

Property, plant and equipment, net	9	180,758	179,255
Operating lease right-of-use assets		198,366	188,024
Deferred tax assets	23	135,483	130,902
Intangible assets, net	10	89,715	80,044
Goodwill	10	1,684,196	1,687,486
Contract cost assets	20	216,670	202,546
Other assets, net of allowance for credit losses of $3,198 and $3,198 as of December 31, 2022 and March 31, 2023, respectively		304,134	304,031
Total assets		$4,588,814	$4,505,845

Liabilities and equity
Current liabilities
Short-term borrowings	11	$151,000	$180,000
Current portion of long-term debt	12	26,136	26,140
Accounts payable		35,809	22,713
Income taxes payable	23	45,306	64,094
Accrued expenses and other current liabilities	13	791,007	598,378
Operating leases liability		54,063	53,199
Total current liabilities		$1,103,321	$944,524

Long-term debt, less current portion	12	1,249,153	1,242,908
Operating leases liability		190,398	178,544
Deferred tax liabilities	23	4,176	4,486
Other liabilities	14	215,608	210,050
Total liabilities		$2,762,656	$2,580,512

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 182,924,416 and 183,729,110 issued and outstanding as of December 31, 2022 and March 31, 2023, respectively		1,823	1,831
Additional paid-in capital		1,777,453	1,794,779
Retained earnings		780,007	830,846
Accumulated other comprehensive income (loss)		(733,125)	(702,123)
Total equity		$1,826,158	$1,925,333
Commitments and contingencies	24
Total liabilities and equity		$4,588,814	$4,505,845

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2022	2023
Net revenues	20	$1,068,443	$1,089,319
Cost of revenue		685,962	719,078
Gross profit		$382,481	$370,241
Operating expenses:
Selling, general and administrative expenses		237,296	216,485
Amortization of acquired intangible assets	10	11,306	8,255
Other operating (income) expense, net	21	3	389
Income from operations		$133,876	$145,112
Foreign exchange gains (losses), net		4,303	(1,040)
Interest income (expense), net	22	(12,088)	(9,627)
Other income (expense), net		(409)	4,030
Income before income tax expense		$125,682	$138,475
Income tax expense	23	29,503	32,374
Net income		$96,179	$106,101
Earnings per common share	18
Basic		$0.52	$0.58
Diluted		$0.51	$0.57
Weighted average number of common shares used in computing earnings per common share	18
Basic		185,637,776	183,795,404
Diluted		189,558,404	187,586,277

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2023
Net income	$96,179	$106,101
Other comprehensive income:
Currency translation adjustments	(27,429)	16,994
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	2,873	13,091
Retirement benefits, net of taxes	1,101	917
Other comprehensive income (loss)	(23,455)	31,002
Comprehensive income	$72,724	$137,103

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares under the employee stock purchase plan (Note 16)	87,646	1	3,299	—	—	3,300
Net settlement on vesting of restricted share units (Note 16)	54,942	1	(1)	—	—	—
Net settlement on vesting of performance units (Note 16)	1,224,003	12	(41,859)	—	—	(41,847)
Stock repurchased and retired (Note 17)	(1,630,533)	(16)	—	(75,983)	—	(75,999)
Expenses related to stock purchase (Note 17)	—	—	—	(33)	—	(33)
Stock-based compensation expense (Note 16)	—	—	15,250	—	—	15,250
Comprehensive income (loss):
Net income (loss)	—	—	—	96,179	—	96,179
Other comprehensive income (loss)	—	—	—	—	(23,455)	(23,455)
Dividend ($0.1250 per common share, Note 17)	—	—	—	(23,134)	—	(23,134)
Balance as of March 31, 2022	185,072,415	$1,845	$1,693,854	$729,503	$(577,808)	$1,847,394

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 16)	642,280	6	12,797	—	—	12,803
Issuance of common shares under the employee stock purchase plan (Note 16)	72,645	1	3,120	—	—	3,121
Net settlement on vesting of restricted share units (Note 16)	309,531	3	(7,286)	—	—	(7,283)
Net settlement on vesting of performance units (Note 16)	410,843	4	(11,009)	—	—	(11,005)
Stock repurchased and retired (Note 17)	(630,605)	(6)	—	(29,994)	—	(30,000)
Expenses related to stock purchase (Note 17)	—	—	—	(13)	—	(13)
Stock-based compensation expense (Note 16)	—	—	19,704	—	—	19,704
Comprehensive income (loss):
Net income (loss)	—	—	—	106,101	—	106,101
Other comprehensive income (loss)	—	—	—	—	31,002	31,002
Dividend ($0.1375 per common share, Note 17)	—	—	—	(25,255)	—	(25,255)
Balance as of March 31, 2023	183,729,110	$1,831	$1,794,779	$830,846	$(702,123)	$1,925,333

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2023
Operating activities
Net income	$96,179	$106,101
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	24,847	18,757
Amortization of debt issuance costs	690	487
Amortization of acquired intangible assets	11,306	8,255
Loss on the sale of the business classified as held for sale (refer to Note 8)	—	802
Allowance for credit losses/(gains)	(463)	3,324
Unrealized gain on revaluation of foreign currency assets/liabilities	(4,599)	(2,994)
Stock-based compensation expense	15,250	19,704
Deferred tax expense	4,914	1,710
Others, net	19	454
Change in operating assets and liabilities:
Increase in accounts receivable	(83,548)	(17,794)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(4,120)	(11,424)
Decrease in accounts payable	(2,010)	(13,261)
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(179,186)	(167,217)
Increase in income taxes payable	6,440	19,032
Net cash used for operating activities	$(114,281)	$(34,064)
Investing activities
Purchase of property, plant and equipment	(16,744)	(12,578)
Payment for internally generated intangible assets (including intangibles under development)	(1,065)	(828)
Proceeds from sale of property, plant and equipment	43	9
Payment for business acquisitions, net of cash acquired	—	(682)
Payment for divestiture of the business classified as held for sale	—	(19,510)
Net cash used for investing activities	$(17,766)	$(33,589)
Financing activities
Repayment of finance lease obligations	(2,292)	(3,705)
Repayment of long-term debt	(8,500)	(6,625)
Proceeds from short-term borrowings	250,000	75,000
Repayment of short-term borrowings	—	(46,000)
Proceeds from issuance of common shares under stock-based compensation plans	3,300	15,924
Payment for net settlement of stock-based awards	(41,889)	(18,172)
Payment of earn-out consideration	—	(2,399)
Dividend paid	(23,134)	(25,255)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(76,032)	(30,013)
Net cash provided by/(used for) financing activities	$101,453	$(41,245)
Effect of exchange rate changes	(7,104)	14,414
Net decrease in cash and cash equivalents	(30,594)	(108,898)
Cash and cash equivalents at the beginning of the period	899,458	646,765
Cash and cash equivalents at the end of the period	$861,760	$552,281
Supplementary information
Cash paid during the period for interest	$1,893	$6,112
Cash paid during the period for income taxes, net of refund	$28,580	$23,001
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 119,100 employees serving clients in key industry verticals from more than 35 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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

(k) Impairment of long-lived assets

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

(l) Assets held for sale

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

(m) Reclassification

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

The following recently released accounting standard has not yet been adopted by the Company:

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842)”. This ASU requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,721. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 on the closing date, which was subsequently recovered. The Company made measurement period adjustments of $1,688 related to taxes during the year ended December 31, 2022. The Company paid $682 to the sellers in the first quarter of 2023, and no portion of the purchase consideration is outstanding as of March 31, 2023. This acquisition furthered the Company’s strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expanded the Company’s existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2022	Three months ended March 31, 2023
Opening balance as of January 1	$24,329	$20,442
Additions (net), charged to income statement	2,096	3,324
Deductions/effect of exchange rate fluctuations	(5,983)	(563)
Closing balance	$20,442	$23,203

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Accounts receivable, net of allowance for credit losses (continued)

Accounts receivable were $1,015,197 and $1,028,597, and allowances for credit losses were $20,442 and $23,203, resulting in net accounts receivable balances of $994,755 and $1,005,394 as of December 31, 2022 and March 31, 2023, respectively. As of December 31, 2022 and March 31, 2023, the Company reclassified accounts receivable amounting to $2,341 and $0, respectively, as assets held for sale. See Note 8 for additional information.

In addition, deferred billings were $64,735 and $72,299 and allowances for credit losses on deferred billings were $3,198 and $3,198, resulting in net deferred billings balances of $61,537 and $69,101 as of December 31, 2022 and March 31, 2023, respectively.

During the three months ended March 31, 2022 and 2023, the Company recorded a release of $439 and $0, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company’s consolidated balance sheet as of December 31, 2022 and March 31, 2023.

The Company has a revolving accounts receivable-based facility of $100,000 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2022 and March 31, 2023 was $33,030 and $42,906, respectively. The principal amount outstanding against this facility as of December 31, 2022 and March 31, 2023 was $33,030 and $42,906, respectively. The cost of factoring such accounts receivable during the three months ended March 31, 2022 and 2023 was $35 and $461, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2022 and March 31, 2023:

	As of December 31, 2022
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,687	$—	$21,687	$—
Deferred compensation plan assets (Note a, e)	40,261	—	—	40,261
Total	$61,948	$—	$21,687	$40,261
Liabilities
Earn-out consideration (Note b, d)	$2,517	$—	$—	$2,517
Derivative instruments (Note b, c)	38,817	—	38,817	—
Deferred compensation plan liability (Note b, f)	39,654	—	—	39,654
Total	$80,988	$—	$38,817	$42,171

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of March 31, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$31,576	$—	$31,576	$—
Deferred compensation plan assets (Note a, e)	44,745	—	—	44,745
Total	$76,321	$—	$31,576	$44,745
Liabilities
Earn-out consideration (Note b, d)	$—	$—	$—	$—
Derivative instruments (Note b, c)	15,323	—	15,323	—
Deferred compensation plan liability (Note b, f)	44,095	—	—	44,095
Total	$59,418	$—	$15,323	$44,095

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2022 and 2023:

	Three months ended March 31,
	2022	2023
Opening balance	$5,406	$2,517
Payments made on earn-out consideration	—	(2,399)
Change in fair value of earn-out consideration (Note a)	$—	$(118)
Closing balance	$5,406	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2022 and 2023:

	Three months ended March 31,
	2022	2023
Opening balance	$38,584	$40,261
Additions (net of redemption)	7,088	2,098
Change in fair value of deferred compensation plan assets (Note a)	(2,352)	2,386
Closing balance	$43,320	$44,745

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2022 and 2023:

	Three months ended March 31,
	2022	2023
Opening balance	$38,007	$39,654
Additions (net of redemption)	6,913	2,098
Change in fair value of deferred compensation plan liabilities (Note a)	(2,366)	2,343
Closing balance	$42,554	$44,095

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,587,500	$1,489,500	$(25,581)	$(1,524)
United States Dollars (sell) Mexican Peso (buy)	24,000	29,250	1,079	3,194
United States Dollars (sell) Philippines Peso (buy)	79,200	78,900	(828)	1,220
Euro (sell) United States Dollars (buy)	182,163	173,384	480	(1,793)
Singapore Dollars (buy) United States Dollars (sell)	50,956	50,956	166	763
Euro (sell) Romanian Leu (buy)	51,115	39,254	848	1,312
Japanese Yen (sell) Chinese Renminbi (buy)	8,185	27,385	(327)	248
United States Dollars (sell) Chinese Renminbi (buy)	41,000	31,500	605	473
Pound Sterling (sell) United States Dollars (buy)	32,594	26,342	1,113	581
United States Dollars (sell) Hungarian Font (buy)	12,000	15,000	828	1,980
Australian Dollars (sell) Indian Rupees (buy)	87,513	85,495	(452)	2,458
United States Dollars (Sell) Polish Zloty (buy)	24,000	21,000	1,372	1,416
Japanese Yen (sell) United States Dollars (buy)	10,000	10,000	(1,134)	(202)
Israeli Shekel (sell) United States Dollars (buy)	3,000	3,000	3	164
South African Rand (sell) United States Dollars (buy)	21,000	21,000	(1,652)	1,177
United States Dollars (Sell) Brazilian Real (buy)	—	4,000	—	38
United States Dollars (Sell) Costa Rica Colon (buy)	—	4,000	—	69
Interest rate swaps (floating to fixed)	432,248	425,276	6,350	4,679
			$(17,130)	$16,253

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023
Assets
Prepaid expenses and other current assets	$17,531	$20,041	$2,151	$8,476
Other assets	$2,005	$3,059	$—	$—

Liabilities
Accrued expenses and other current liabilities	$23,662	$12,157	$11,495	$1,110
Other liabilities	$3,660	$2,056	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2023 was $490.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2022			2023
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	648	(151)	497	2,191	(538)	1,653
Changes in fair value of effective portion of outstanding derivatives, net	4,239	(869)	3,370	18,824	(4,079)	14,744
Gain (loss) on cash flow hedging derivatives, net	3,591	(718)	2,873	16,633	(3,541)	13,091
Closing balance	$21,059	$(4,122)	$16,937	$9,378	$(1,998)	$7,379

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2022	2023		2022	2023
Forward foreign exchange contracts	$(2,592)	$17,375	Revenue	$296	$635
Interest rate swaps	$6,831	$1,449	Cost of revenue	1,654	(1,413)
			Selling, general and administrative expenses	551	(191)
			Interest expense	(1,853)	3,160
	$4,239	$18,824		$648	$2,191

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2022 and 2023, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2022	2023
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(3,522)	$7,851
		$(3,522)	$7,851

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2022	As of March 31, 2023
Advance income and non-income taxes	$38,382	$52,873
Contract asset (Note 20)	11,613	10,773
Prepaid expenses	39,952	46,307
Derivative instruments	19,682	28,517
Employee advances	3,299	3,394
Deposits	5,372	3,330
Advances to suppliers	953	749
Others	18,719	29,939
Total	$137,972	$175,882

As of December 31, 2022 and March 31, 2023, the Company reclassified certain prepaid expenses and other current assets amounting to $901 and $0, respectively, as assets held for sale. See Note 8 for additional information.

8. Assets and liabilities held for sale

During the year ended December 31, 2022, the Company took actions to realign its portfolio to focus on services it believes have the greatest opportunities for growth, and deprioritized assets that no longer fit with its long-term strategy. Pursuant to a plan approved by management in the second quarter of 2022, the Company identified and divested a business (the “Business”) that was part of the Company's Consumer and Healthcare segment.

The transaction to divest the Business included the sale of 100% of the issued and outstanding shares of capital stock of an entity pursuant to a stock purchase agreement, which was completed in December 2022. It also included the sale of certain assets and liabilities pursuant to an asset purchase agreement signed during the fourth quarter of 2022. The sale of such assets was completed in February 2023.

Pursuant to the stock purchase agreement related to the sale of the Business, the Company is entitled to a potential earn-out of up to $10,600, contingent upon the Business signing contracts with certain clients and invoicing them during 2023. The Company has determined that the likelihood of achieving these events is uncertain, and accordingly, the Company has opted to record the earn-out if and when the consideration is determined to be realizable.

Pursuant to the asset purchase agreement related to the sale of the Business which was signed in 2022, the Company now holds 1.5% fixed rate unsecured loan notes amounting to $18,001 issued by the purchasers. These notes and interest thereon become receivable by the Company upon a future share sale, disposal or listing by the buyer group or early voluntary repayment of these notes at the discretion of the buyer group. The Company deems the likelihood of recovery of principal and interest on these notes to be remote and not in the control of the Company. Accordingly, the Company did not record a value for these notes. The Company's obligation to transfer $18,001 to the purchasers in exchange for these notes was satisfied in February 2023 upon the closing of the transaction.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Assets and liabilities held for sale (Continued)

During the first quarter of 2023, the Company completed the sale of the Business which resulted in the net payout of $2,091, and a loss of $802 on the sale of the business classified as held for sale in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. No such loss was recorded in the first quarter of 2022. The loss on the sale of business classified as held for sale has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 21 for additional information.

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2022	As of March 31, 2023
Property, plant and equipment, gross	$766,365	$770,830
Less: Accumulated depreciation and amortization	(585,607)	(591,575)
Property, plant and equipment, net	$180,758	$179,255

Depreciation expense on property, plant and equipment for the three months ended March 31, 2022 and 2023 was $14,530 and $12,717, respectively. Computer software amortization for the three months ended March 31, 2022 and 2023 was $1,317 and $689, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2022 and the three months ended March 31, 2023:

	For the year ended December 31, 2022	For the three months ended March 31, 2023
Opening balance	1,731,027	1,684,196
Impact of measurement period adjustments	1,817	—
Classified as held for sale	(1,625)	—
Effect of exchange rate fluctuations	(47,023)	3,290
Closing balance	1,684,196	1,687,486

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	421,257	611,120	698,650	1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Classified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(12,692)	(16,877)	(17,454)	(47,023)
Closing balance	408,736	592,907	682,553	1,684,196

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	864	1,171	1,255	3,290
Closing balance	409,600	594,078	683,808	1,687,486

As of December 31, 2022 and March 31, 2023, the Company reclassified goodwill (before impairment) amounting to $1,625 and $0, respectively, attributable to its Consumer and Healthcare segment as assets held for sale. See Note 8 for additional information.

The total amount of goodwill deductible for tax purposes was $291,377 and $284,288 as of December 31, 2022 and March 31, 2023, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2022			As of March 31, 2023
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$473,997	$411,706	$62,291	$474,994	$419,169	$55,825
Marketing-related intangible assets	97,831	83,253	14,578	97,878	84,641	13,237
Technology-related intangible assets	126,406	113,560	12,846	127,101	116,119	10,982
	$698,234	$608,519	$89,715	$699,973	$619,929	$80,044

As of December 31, 2022 and March 31, 2023, the Company reclassified certain intangible assets with a gross carrying value of $40,538 and $0, respectively, and accumulated amortization of $16,989 and $0, respectively, to assets held for sale. See Note 8 for additional information.

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2022 and 2023 were $11,306 and $8,255, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2022 and 2023 were $5,276 and $2,251, respectively.

During the three months ended March 31, 2022 and 2023, the Company tested the recoverability of intangibles, including those under development, goodwill and property, plant and equipment, including those held for sale (see Note 8 for additional information), as a result of changes in the Company’s investment strategy and market trends. Based on the results of its testing, the Company concluded that it is not more likely than not that the fair values of any of such assets are less than their carrying amounts. Accordingly, no impairment loss was recorded in the three months ended March 31, 2022 and 2023.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and March 31, 2023, the limits available were $22,882 and $22,891, respectively, of which $5,392 and $8,169, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc., a wholly-owned subsidiary of the Company (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.a.r.l., a wholly-owned subsidiary of the Company (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027.

c.Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2022 and March 31, 2023. As of December 31, 2022 and March 31, 2023, a total of $153,658 and $182,658, respectively, was utilized, of which $151,000 and $180,000, respectively, constituted funded drawdown and $2,658 and $2,658, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2022 and March 31, 2023, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

12. Long-term debt

In December 2022, the Company amended its existing credit facility under its amended and restated credit agreement entered into in August 2018 (the "2018 Credit Agreement”), which was comprised of a $680,000 term loan and a $500,000 revolving credit facility, and entered into the 2022 Credit Agreement, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility. The 2022 Credit Agreement, which is guaranteed by the Company and certain of its subsidiaries, replaces the 2018 Credit Agreement. The obligations under the 2022 Credit Agreement are unsecured.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2023, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and March 31, 2023, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,622 and $1,530, was $528,378 and $521,845, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of March 31, 2023 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of March 31, 2023, net of debt amortization expense, is as follows:

Year ended	Amount
2023	19,603
2024	26,153
2025	26,173
2026	26,192
2027	423,724
Total	$521,845

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2022 and March 31, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,119 and $975, was $398,881 and $399,025, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2022 and March 31, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,970 and $1,822, respectively, was $348,030 and $348,178, respectively, which is payable on April 10, 2026.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
12. Long-term debt (Continued)

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2023, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2022	As of March 31, 2023
Credit facility, net of amortization expenses	$528,378	$521,845
3.375% 2019 Senior Notes, net of debt amortization expenses	398,881	399,025
1.750% 2021 Senior Notes, net of debt amortization expenses	348,030	348,178
Total	$1,275,289	$1,269,048
Current portion	26,136	26,140
Non-current portion	1,249,153	1,242,908
Total	$1,275,289	$1,269,048

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2022	As of March 31, 2023
Accrued expenses	$126,680	$129,224
Accrued employee cost	293,934	132,602
Earn-out consideration	2,517	—
Statutory liabilities	82,912	95,555
Retirement benefits	1,725	1,787
Compensated absences	25,101	29,113
Derivative instruments	35,157	13,267
Contract liabilities (Note 20)	160,625	147,260
Finance leases liability	15,585	13,527
Other liabilities	46,771	36,043
	$791,007	$598,378
As of December 31, 2022 and March 31, 2023, the Company reclassified certain accrued expenses and other current liabilities amounting to $1,147 and $0, respectively, to liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2022	As of March 31, 2023
Accrued employee cost	$14,120	$13,168
Retirement benefits	10,694	10,594
Compensated absences	43,474	45,843
Derivative instruments	3,660	2,056
Contract liabilities (Note 20)	56,157	52,138
Finance leases liability	11,802	9,503
Others	75,701	76,748
	$215,608	$210,050
As of December 31, 2022 and March 31, 2023, the Company reclassified certain other liabilities amounting to $141 and $0, respectively, to liabilities held for sale. See Note 8 for additional information.

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

Net defined benefit plan costs for the three months ended March 31, 2022 and 2023 include the following components:

	Three months ended March 31,
	2022	2023
Service costs	$3,683	$3,760
Interest costs	1,478	1,736
Amortization of actuarial loss	339	167
Expected return on plan assets	(1,536)	(1,261)
Net defined benefit plan costs	$3,964	$4,402

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans
During the three months ended March 31, 2022 and 2023, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2022	2023
India	$10,740	$11,151
U.S.	6,415	5,457
U.K.	6,137	5,960
China	6,793	6,851
Other regions	4,775	5,261
Total	$34,860	$34,680

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

 The liability for the deferred compensation plan was $39,654 and $44,095 as of December 31, 2022 and March 31, 2023, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $40,261 and $44,745 as of December 31, 2022 and March 31, 2023, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Employee benefit plans (Continued)

During the three months ended March 31, 2022 and 2023, the change in the fair value of Plan assets was $(2,352) and $2,386, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $(2,366) and $2,343, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2022 and March 31, 2023 were $14,759 and $19,341, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2022. No options were granted in the three months ended March 31, 2023.
The Company granted options covering 475,695 common shares in the three months ended March 31, 2022.

Three months ended March 31, 2022
Dividend yield	0.96%
Expected life (in months)	84
Risk-free rate of interest	1.71%
Volatility	26.29%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2023 is set out below:

	Three Months Ended March 31, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	—	—	—	—
Exercised	(642,280)	19.94	—	16,882
Outstanding as of March 31, 2023	6,786,188	34.17	5.7	85,463
Vested as of March 31, 2023 and expected to vest thereafter (Note a)	6,418,998	33.58	5.7	84,183
Vested and exercisable as of March 31, 2023	2,785,379	28.04	4.0	50,636
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2023, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $15,573, which will be recognized over the weighted average remaining requisite vesting period of 2.8 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2023 is set out below:

	Three Months Ended March 31, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	42.97
Granted	857,354	43.69
Vested (Note a)	(225,979)	40.49
Forfeited	(37,254)	42.28
Outstanding as of March 31, 2023	1,173,743	44.00
Expected to vest (Note b)	1,023,390

(a)225,979 RSUs vested during the three months ended March 31, 2023 in respect of which 149,158 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2023.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
16. Stock-based compensation (Continued)
199,297 RSUs vested in the year ended December 31, 2022, in respect of which 120,858 shares were issued during the three months ended March 31, 2023 after withholding shares to the extent of minimum statutory withholding taxes.
39,633 RSUs vested in the year ended December 31, 2021, in respect of which 39,515 shares were issued during the three months ended March 31, 2023 after withholding shares to the extent of minimum statutory withholding taxes.

As of March 31, 2023, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $39,942, which will be recognized over the weighted average remaining requisite vesting period of 2.6 years.

Performance units

The Company also grants stock awards in the form of performance units (“PUs”) and has granted PUs under both the 2007 and 2017 Omnibus Plans.

Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of approximately six months to three years. PUs granted under the plans are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms.

For PUs granted prior to 2023, the fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. For PUs that have a performance period of one year, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

For the PUs granted in 2023, the Company made certain amendments to the vesting conditions. For PUs granted in 2023, the performance period increased to three years from one year for PUs granted prior to 2023. Further, the number of PUs granted in 2023 that will ultimately vest will be modified, subject to certain conditions and limitations, based on the Company’s total shareholder return (“TSR”) relative to the TSR of the companies included as of January 1, 2023 in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period for the 2023 PUs.

The grant date fair value for PUs granted in 2023 is determined using a Monte Carlo simulation model. This model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:

•The historical volatility for the companies in the Peer Group was measured using the most recent three-year period.
•The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•For determining the TSR of the Company and the companies in the Peer Group, dividends will be assumed to have been reinvested in the stock of the issuing entities on a continuous basis.
•The correlation coefficients used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate historical volatility.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

The fair value of each 2023 PU granted to employees was estimated on the date of grant using the following valuation assumptions:

Three months ended March 31, 2023
Dividend yield	1.28%
Expected life (years)	2.8
Risk-free rate for expected life	3.81%
Volatility for expected life	24.71%

A summary of PU activity during the three months ended March 31, 2023 is set out below:

	Three Months Ended March 31, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	44.07	3,570,951
Granted	960,181	44.20	2,304,434
Vested (Note a)	(645,308)	42.52	(645,308)
Forfeited	(145,972)	43.61	(145,972)
Adjustment upon final determination of level of performance goal achievement (Note b)	96,668	44.50	96,668
Outstanding as of March 31, 2023	3,836,520	44.39	5,180,773
Expected to vest (Note c)	3,356,908

(a)645,308 PUs vested during the three months ended March 31, 2023, in respect of which 410,843 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2023.
(b)Represents an adjustment made in March 2023 to the number of shares subject to the PUs granted in 2022 upon certification of the level of achievement of the performance targets underlying such awards.
(c)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2023, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $88,750, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

During the three months ended March 31, 2022 and 2023, 87,646 and 72,645 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2022 and 2023 was $491 and $363, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

17. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,250,000 under the Company’s existing share repurchase program, including $500,000 approved during the first quarter of 2023. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2022 and 2023, the Company repurchased 1,630,533 and 630,605 of its common shares, respectively, on the open market at a weighted average price of $46.61 and $47.57 per share, respectively, for an aggregate cash amount of $75,999 and $30,000, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2022 and 2023, retained earnings were reduced by the direct costs related to share repurchases of $33 and $13, respectively.

$594,924 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2023. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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

On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, the Company paid a dividend of $0.1375 per share, amounting to $25,255 in the aggregate, to shareholders of record as of March 10, 2023.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,738,799 and 1,860,417 for the three months ended March 31, 2022 and 2023, respectively.

	Three months ended March 31,
	2022	2023
Net income	$96,179	$106,101
Weighted average number of common shares used in computing basic earnings per common share	185,637,776	183,795,404
Dilutive effect of stock-based awards	3,920,628	3,790,873
Weighted average number of common shares used in computing dilutive earnings per common share	189,558,404	187,586,277
Earnings per common share
Basic	$0.52	$0.58
Diluted	$0.51	$0.57

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
During the second quarter of 2022, the Company renamed its three reportable segments. Beginning in the second quarter of 2022, the Company's: (1) Banking, Capital Markets and Insurance segment was renamed the Financial Services segment; (2) Consumer Goods, Retail, Life Sciences and Healthcare segment was renamed the Consumer and Healthcare segment; and (3) High Tech, Manufacturing and Services segment was renamed the High Tech and Manufacturing segment.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses) (other than those included in income from operations), interest income/(expense), restructuring expenses, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	119,709	154,693	274,402	26,450
Consumer and Healthcare	180,634	220,986	401,620	55,305
High Tech and Manufacturing	166,403	226,018	392,421	70,095
Net revenues	466,746	601,697	1,068,443
Others#				8,169
Total AOI				160,019
Stock-based compensation				(15,250)
Amortization and impairment of acquired intangible assets (other than included above)				(11,302)
Foreign exchange gains (losses), net				4,303
Interest income (expense), net				(12,088)
Income tax expense				(29,503)
Net income				96,179

# With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, the Company has recast the segment revenue and adjusted income from operations of its reportable segments for the three months ended March 31, 2022 to present comparable segment information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	127,243	171,244	298,487	45,577
Consumer and Healthcare	177,832	207,785	385,617	56,331
High Tech and Manufacturing	180,158	225,057	405,215	64,291
Net revenues	485,233	604,086	1,089,319
Business held for sale (refer to Note (a) below and Note 8)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			1,088,829
Others*				11,592
Total AOI				178,992
Stock-based compensation				(19,704)
Amortization and impairment of acquired intangible assets (other than included above)				(8,143)
Foreign exchange gains (losses), net				(1,040)
Interest income (expense), net				(9,627)
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 8)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 8)				(802)
Income tax expense				(32,374)
Net income				106,101

(a) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprised part of the Company's Consumer and Healthcare segment. The revenues and associated operating losses attributable to this business, including a loss on the sale of business recorded in the quarter ended March 31, 2023, have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.

*With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "Others." Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended March 31,
	2022	2023
Data-Tech-AI	$466,746	$485,233
Digital Operations	601,697	604,086
Net revenues	$1,068,443	$1,089,319

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
The following table shows the details of the Company’s contract balances:

	As of December 31, 2022	As of March 31, 2023
Contract assets (Note a)	$18,347	$16,127
Contract liabilities (Note b)
Deferred transition revenue	$128,726	$118,110
Advance from customers	$88,056	$81,288

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

As of December 31, 2022 and March 31, 2023, the Company reclassified certain contract assets amounting to $2,168 and $0, respectively, and contract liabilities amounting to $649 and $0, respectively, as assets and liabilities held for sale. See Note 8 for additional information.

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

Changes in the Company’s contract asset and liability balances during the three months ended March 31, 2022 and 2023 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended March 31, 2022 and 2023 that was included in the Company's contract liabilities balance at the beginning of the period was $46,625 and $71,504, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2023:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$199,398	$147,260	$42,666	$8,951	$521

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31,
	2022		2023
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$32,296	$206,498	$34,805	$181,865
Closing balance	30,833	203,939	36,231	166,315
Amortization	6,340	20,538	7,074	23,980

As of December 31, 2022 and March 31, 2023, the Company reclassified certain contract cost assets amounting to $1,247 and $0, respectively, to assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended March 31,
	2022	2023
Loss on the sale of business classified as held for sale (refer to Note 8)	—	802
Other operating (income) expense	3	(413)
Other operating (income) expense, net	$3	$389

22. Interest income (expense), net

	Three months ended March 31,
	2022	2023
Interest income	$1,918	$4,926
Interest expense	(14,006)	(14,553)
Interest income (expense), net	$(12,088)	$(9,627)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the three months ended March 31, 2023:

Three months ended March 31, 2023
Opening balance at January 1	$25,430
Increase related to prior year tax positions, including recorded in acquisition accounting	187
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(65)
Decrease related to settlements with taxing authorities	(170)
Effect of exchange rate changes	86
Closing balance at March 31	$25,468

As of December 31, 2022 and March 31, 2023, the Company had unrecognized tax benefits amounting to $25,430 and $25,468, respectively, which, if recognized, would impact the Company’s effective tax rate.

As of December 31, 2022 and March 31, 2023, the Company had accrued $2,871 and $2,995, respectively, in interest and $374 and $376, respectively, for penalties relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
23. Income taxes (Continued)

During the year ended December 31, 2022 and the three months ended March 31, 2023, the Company recognized approximately $(2,583) and $34, respectively, in interest related to income taxes.

24. Commitments and contingencies

 Capital commitments

As of December 31, 2022 and March 31, 2023, the Company has committed to spend $17,972 and $14,170, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $8,050 and $10,827 as of December 31, 2022 and March 31, 2023, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services Tax (“GST”) regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $28,325 have been denied or challenged by the ITA. Additional refunds may be denied. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Government of India has issued an administrative circular which supports the Company’s position. Further, in the fourth quarter of 2022, the Punjab and Haryana High Court ruled in favor of the Company in respect of this issue. The ITA may appeal the High Court's ruling before the Supreme Court of India. During the first quarter of 2023, the Company's appeals relating to refund rejections of $23,035 were decided in the Company's favor by a tax appellate authority, which has ordered the ITA to process the Company's GST refunds pursuant to the High Court's earlier ruling. The Company continues to believe that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of March 31, 2023.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Commitments and contingencies (Continued)

(c) The ITA have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2013 and 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $210,413, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. The Income Tax Appellate Tribunal of India (the “Tribunal”) has accepted the legal arguments made by the Company and ruled in favor of the Company in relation to a demand of $99,849 and the corresponding assessment order has been cancelled. The ITA may appeal the Tribunal's ruling before a higher court. Similarly, in respect of the transaction undertaken in 2015, the ITA has attempted to revise a previously closed assessment. During 2022, the Tribunal ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have recently appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the tax authorities issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA may appeal this most recent decision of the Tribunal before the Delhi High Court. Based on the foregoing, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no reserve has been provided as of March 31, 2023.

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

25. Subsequent events
Dividend
On May 4, 2023, the Company announced that its Board of Directors has declared a dividend for the first quarter of 2023 of $0.1375 per common share, which is payable on June 26, 2023 to shareholders of record as of the close of business on June 9, 2023. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—"Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Many of the risks, uncertainties and other factors identified below have been, and may continue to be, amplified by the COVID-19 pandemic.
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

•increases in wages in locations where we have operations;
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
•technological innovation, including AI technology and future uses of generative AI and large language models, and our ability to invest in new technologies and adapt to industry developments at sufficient speed and scale;
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
•financing terms, including the Secured Overnight Financing Rate ("SOFR") and changes to our credit ratings;
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. In the first quarter of 2023, there was significant economic and geopolitical uncertainty in many markets around the world, including with respect to wage inflation, the possibility of slowing global economic growth and increased volatility in foreign currency exchange rates, which impacted and may continue to impact our business.

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

The COVID-19 pandemic also continues to impact the global economy and the markets in which we operate. In the first quarter of 2023, the pandemic did not have a significant impact on our results. We will continue to assess the impact of the COVID-19 pandemic on the Company and respond accordingly. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income, earnings per share, and cash flow from operations may differ materially from historical trends.
For additional information about the risks we face in relation to the COVID-19 pandemic and Russia's invasion of Ukraine, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 119,100 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2023, we recorded net revenues of $1,089.3 million, of which $485.2 million, or 44.5%, was from Data-Tech-AI services, with the remaining 604.1 million, or 55.5%, from Digital Operations services.
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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2022 and 2023.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,		Three months ended March 31,
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$466.7	$485.2	4.0%
Digital Operations	601.7	604.1	0.4%
Net revenues	$1,068.4	$1,089.3	2.0%
Cost of revenue	686.0	719.1	4.8%
Gross profit	382.5	370.2	(3.2)%
Gross profit margin	35.8%	34.0%
Operating expenses
Selling, general and administrative expenses	237.3	216.5	(8.8)%
Amortization of acquired intangible assets	11.3	8.3	(27.0)%
Other operating (income) expense, net	0.0	0.4	NM*
Income from operations	133.9	145.1	8.4%
Income from operations as a percentage of net revenues	12.5%	13.3%
Foreign exchange gains (losses), net	4.3	(1.0)	(124.2)%
Interest income (expense), net	(12.1)	(9.6)	(20.4)%
Other income (expense), net	(0.4)	4.0	(1085.3)%
Income before income tax expense	125.7	138.5	10.2%
Income tax expense	29.5	32.4	9.7%
Net income	$96.2	$106.1	10.3%
Net income as a percentage of net revenues	9.0%	9.7%
*Not Meaningful

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net revenues. Our net revenues were $1,089.3 million in the first quarter of 2023, up $20.9 million, or 2.0%, from $1,068.4 million in the first quarter of 2022. The growth in our net revenues was primarily driven by ongoing demand for our Data-Tech-AI services, as well as continued steady performance in our Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, euro, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 3.8% in the first quarter of 2023 compared to the first quarter of 2022 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 4.8% to approximately 119,000 in the first quarter of 2023 from approximately 113,500 in the first quarter of 2022.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$466.7	$485.2	4.0%
Digital Operations	601.7	604.1	0.4%
Net revenues	$1,068.4	$1,089.3	2.0%

Net revenues from Data-Tech-AI services in the first quarter of 2023 were $485.2 million, up $18.5 million, or 4.0%, from $466.7 million in the first quarter of 2022. This increase was largely driven by continued growth in our cloud-based data and analytics solutions across our focus areas of supply chain management, sales and commercial, and risk management in the first quarter of 2023 compared to the first quarter of 2022.

Net revenues from Digital Operations services in the first quarter of 2023 were $604.1 million, up $2.4 million, or 0.4%, from $601.7 million in the first quarter of 2022, primarily due to deal ramp-ups from existing contracts and recent wins.
Revenues by segment were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$274.4	$298.5	8.8%
Consumer and Healthcare	401.6	385.6	(4.0)%
High Tech and Manufacturing	392.4	405.2	3.3%
Net revenue	1,068.4	1,089.3	2.0%
Business held for sale	—	(0.5)	(100.0)%
Net revenues (excluding business held for sale)	$1,068.4	$1,088.8	1.9%

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 8.8% in the first quarter of 2023 compared to the first quarter of 2022, largely due to continued strong demand from both traditional banks and other financial services clients for our risk management services, which leverage data and analytics. Net revenues from our Consumer and Healthcare segment decreased by 4.0% in the first quarter of 2023 compared to the first quarter of 2022, largely driven by lengthening large deal cycles, lower Data-Tech-AI services revenue and the impact of our recent divestiture of the business that was previously classified as held for sale. Net revenues from our High Tech and Manufacturing segment increased by 3.3% in the first quarter of 2023 compared to the first quarter of 2022, largely driven by new deal ramp-ups, partially offset by a change in the deal scope for a large client. Net revenues from "Business held for sale" in the table above represents revenues from the business classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

With effect from January 1, 2023, we have modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for the three months ended March 31, 2022 to present comparable segment information. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $719.1 million in the first quarter of 2023, up $33.1 million, or 4.8%, from $686.0 million in the first quarter of 2022. The increase in cost of revenue in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement costs as well as wage inflation, (iii) higher travel related expenses, and (iv) a higher than normal severance expense recorded in the first quarter of 2023. This increase was partially offset by a decrease in consulting expense, and depreciation and amortization expense in the first quarter of 2023 compared to the first quarter of 2022.

Gross margin. Our gross margin decreased from 35.8% in the first quarter of 2022 to 34.0% in the first quarter of 2023. The decrease in gross margin was primarily due to higher talent replacement costs, higher wage inflation, higher travel related expenses, and a higher severance expense recorded in the first quarter of 2023. This increase in costs was partially offset by lower depreciation and amortization expense, higher gains on foreign currency exchange and increased productivity due to improved utilization of our Data-Tech-AI resources in the first quarter of 2023 compared to the first quarter of 2022.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 22.2% in the first quarter of 2022 to 19.9% in the first quarter of 2023. SG&A expenses were $216.5 million in the first quarter of 2023, down $20.8 million, or (8.8)%, from $237.3 million in the first quarter of 2022. The decrease in SG&A expenses was primarily due to the timing of our sales and marketing and research and development investments, which we expect to ramp up during the remainder of 2023, as well as general operating leverage in the first quarter of 2023 compared to the first quarter of 2022, partially offset by an increase in travel related expenses.

Amortization of acquired intangibles. Amortization of acquired intangibles was $8.3 million in the first quarter of 2023, down $3.1 million, or 27.0%, from $11.3 million in the first quarter of 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.
Other operating (income) expense, net. Other operating expense (net of income) was $0.4 million in the first quarter of 2023, compared to other operating income (net of expense) of $0.0 million in the first quarter of 2022. The change in other operating income/expense was primarily due to the loss of $0.8 million incurred on the sale of the business in the first quarter of 2023 previously classified as held for sale, while no such loss was recorded in the first quarter of 2022. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.5% in the first quarter of 2022 to 13.3% in the first quarter of 2023. Income from operations increased by $11.2 million from $133.9 million in the first quarter of 2022 to $145.1 million in the first quarter of 2023, primarily due to lower SG&A expenses and lower amortization of acquired intangible assets, partially offset by higher cost of revenue in the first quarter of 2023 compared to the first quarter of 2022.
Foreign exchange gains (losses), net. We recorded a net foreign exchange loss of $1.0 million in the first quarter of 2023 compared to the net foreign exchange gain of $4.3 million in the first quarter of 2022.

The loss in the first quarter of 2023 resulted primarily from the appreciation of the Costa Rican colon against the U.S. dollar. The gain in the first quarter of 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $9.6 million in the first quarter of 2023, down $2.5 million from $12.1 million in the first quarter of 2022, primarily due to a $3.0 million increase in interest income, partially offset by a $0.5 million increase in interest expense. Our interest income increased from $1.9 million in the first quarter of 2022 to $4.9 million in the first quarter of 2023 primarily due to higher interest rates in the first quarter of 2023 compared to the first quarter of 2022. The increase in interest expense was largely due to (i) a higher drawdown of our revolving credit facility and a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by higher gains on interest rate swaps in the first quarter of 2023 compared to the first quarter of 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in the first quarter of 2023. This increase in interest expense was partially offset by the impact of the repayment in the second quarter of 2022 of our $350 million aggregate principal amount of 3.70% senior notes, which were issued in March 2017. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.9% in the first quarter of 2022 to 3.3% in the first quarter of 2023.
Other income (expense), net. Our other income (net of expense) was $4.0 million in the first quarter of 2023 compared to other expense (net of income) of $0.4 million in the first quarter of 2022. This change was primarily due to gains on changes in the fair value of assets in our deferred compensation plan in the first quarter of 2023 compared to losses on changes in the fair value of assets in our deferred compensation plan in the first quarter of 2022.
Income tax expense. Our income tax expense was $32.4 million in the first quarter of 2023, up from $29.5 million in the first quarter of 2022, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 23.4% in the first quarter of 2023, largely consistent with the first quarter of 2022.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 9.7% in the first quarter of 2023, up from 9.0% in the first quarter of 2022. Net income increased from $96.2 million in the first quarter of 2022 to $106.1 million in the first quarter of 2023, primarily due to higher income from operations and higher interest income in the first quarter of 2023 compared to the first quarter of 2022. The increase in net income is offset by a net foreign exchange loss in the first quarter of 2023 compared to a net foreign exchange gain in the first quarter of 2022.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $19.0 million from $160.0 million in the first quarter of 2022 to $179.0 million in the first quarter of 2023. Our AOI margin increased from 15.0% in the first quarter of 2022 to 16.4% in the first quarter of 2023, largely due to the timing of our sales and marketing and research and development investments, which we expect to ramp up during the remainder of 2023, as well as general operating leverage in the first quarter of 2023. AOI and associated AOI margin for the first quarter of 2022 also included the loss from the business designated as held for sale that was sold in the first quarter of 2023, while such loss was excluded from our AOI margin in the first quarter of 2023.
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
During the second quarter of 2022, management approved a plan to divest a business that was a part of our Consumer and Healthcare segment, which divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of this business as held for sale and have recorded net revenues and an operating loss of $0.5 million and $1.2 million, respectively, for the first quarter of 2023.

We also recorded a loss of $0.8 million in the first quarter of 2023 on the sale of the business previously classified as held for sale. The operating loss and loss on the sale of the business previously classified as held for sale were excluded from AOI in the first quarter of 2023. There were no corresponding losses in the first quarter of 2022, as this business was not designated as held for sale during such period. For additional information, see Note 8— "Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2022 and 2023:

	Three months ended March 31,
	2022	2023
	(dollars in millions)
Net income	$96.2	$106.1
Foreign exchange (gains) losses, net	(4.3)	1.0
Interest (income) expense, net	12.1	9.6
Income tax expense	29.5	32.4
Stock-based compensation	15.3	19.7
Amortization and impairment of acquired intangible assets	11.3	8.1
Operating loss from the business classified as held for sale	—	1.2
Loss on the sale of business classified as held for sale	—	0.8
Adjusted income from operations	$160.0	$179.0

The following table sets forth our AOI by segment for the three months ended March 31, 2022 and 2023:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$26.5	$45.6	72.2%
Consumer and Healthcare	55.3	56.3	1.9%
High Tech and Manufacturing	70.1	64.3	(8.3)%
Others	8.2	11.6	41.9%
Operating loss from the business classified as held for sale	—	1.2	100.0%
Adjusted income from operations	$160.0	$179.0	11.9%

AOI of our Financial Services segment increased to $45.6 million in the first quarter of 2023 from $26.5 million in the first quarter of 2022, primarily due to higher revenues, improved efficiency and an additional benefit from the allocation of foreign currency gains. Additionally, in the first quarter of 2022 we made certain investments in additional resources for new deals. AOI of our Consumer and Healthcare segment increased to $56.3 million in the first quarter of 2023 from $55.3 million in the first quarter of 2022, largely due to the exclusion from the segment AOI of the operating loss from the business classified as held for sale in the first quarter of 2023, compared to the inclusion of such loss in the segment AOI in the first quarter of 2022 and an additional benefit from the allocation of foreign currency gains, partially offset by wage inflation and higher talent replacement costs. AOI of our High Tech and Manufacturing segment decreased to $64.3 million in the first quarter of 2023 from $70.1 million in the first quarter of 2022, primarily driven by lower growth in revenue from digital operations services and investments made in certain client deals, partially offset by higher revenues, improved efficiency and an additional benefit from the allocation of foreign currency gains. With effect from January 1, 2023, we modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance.

Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for the three months ended March 31, 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to our segments for management’s internal reporting purposes. See Note 19—“Segment reporting” and Note 8—"Assets and liabilities held for sale" under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2022 and March 31, 2023 is presented below:

	As of December 31, 2022	As of March 31, 2023	Percentage Change Increase/(Decrease)
	(dollars in millions)		2023 vs. 2022
Cash and cash equivalents	$646.8	$552.3	(14.6)%
Short-term borrowings	151.0	180.0	19.2%
Long-term debt due within one year	26.1	26.1	—%
Long-term debt other than the current portion	1,249.2	1,242.9	(0.5)%
Genpact Limited total shareholders’ equity	$1,826.2	$1,925.3	5.4%
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

On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per common share in 2022, payable to holders of our common shares. On March 24, 2023, we paid a dividend of $0.1375 per share, amounting to $25.3 million in the aggregate, to shareholders of record as of March 10, 2023.

As of March 31, 2023, $549.6 million of our $552.3 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $4.3 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.5 million of retained earnings. $545.3 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $594.9 million remained available as of March 31, 2023. Since our share repurchase program was initially authorized in 2015, we have repurchased 52,794,887 of our common shares at an average price of $31.35 per share, for an aggregate purchase price of $1,655.1 million.

During the three months ended March 31, 2023, we repurchased 630,605 of our common shares on the open market at a weighted average price of $47.57 per share for an aggregate cash amount of $30.0 million. During the three months ended March 31, 2022, we repurchased 1,630,533 of our common shares on the open market at a weighted average price of $46.61 per share for an aggregate cash amount of $76.0 million. All repurchased shares have been retired.

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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$(114.3)	$(34.1)	(70.2)%
Investing activities	(17.8)	(33.6)	89.1%
Financing activities	101.5	(41.2)	(140.7)%
Net increase/(decrease) in cash and cash equivalents	$(30.6)	$(108.9)	255.9%

Cash flows used for operating activities.  Net cash used by operating activities was $34.1 million in the three months ended March 31, 2023 compared to $114.3 million in the three months ended March 31, 2022. The decrease in cash used for operating activities was primarily due to (i) a $9.9 million increase in net income in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and (ii) a $71.8 million decrease in operating assets and liabilities driven by lower investments in accounts receivable in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, lower tax and vendor related payments, partially offset by advance payments of statutory employee-related contributions in India in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease in cash used for operating activities was partially offset by a $1.5 million reduction in non-cash expense in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cash flows used for investing activities. Our net cash used for investing activities was $33.6 million in the three months ended March 31, 2023 compared to $17.8 million in the three months ended March 31, 2022. Cash used for the business previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the three months ended March 31, 2023, while we made no corresponding payments in 2022. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets was $4.4 million lower in the three months ended March 31, 2023 than in the three months ended March 31, 2022.

Cash flows provided by/used for financing activities. Our net cash used for financing activities was $41.2 million in the three months ended March 31, 2023 compared to cash generated from financing activities of $101.5 million in the three months ended March 31, 2022. This change was primarily due to (i) the lower proceeds from borrowings (net of repayment), amounting to $22.4 million in the three months ended March 31, 2023 compared to $241.5 million in the three months ended March 31, 2022, (ii) higher dividend payments, amounting to $25.3 million in the three months ended March 31, 2023 compared to $23.1 million in the three months ended March 31, 2022, (iii) a payment of earn-out consideration amounting to $2.4 million in the three months ended March 31, 2023 with no corresponding payment in the three months ended March 31, 2022, (iv) a decrease in payments for the net settlement of stock-based awards, amounting to $18.2 million in the three months ended March 31, 2023 compared to $41.9 million in the three months ended March 31, 2022, (v) lower payments for stock purchased and retired (including payments of expenses related to stock repurchase activity), amounting to $30.0 million in the three months ended March 31, 2023 compared to $76.0 million in the three months ended March 31, 2022, and (vi) an increase in proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $15.9 million in the three months ended March 31, 2023 compared to $3.3 million in the three months ended March 31, 2022.

Financing Arrangements

In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the term of the term loan and revolving credit facility, which expire on December 13, 2027. In connection with our entry into the 2022 Credit Agreement, we terminated our existing credit facility under our amended and restated credit agreement entered into in August 2018 (the “2018 Credit Agreement”) with the Borrowers, as borrowers, Wells Fargo, as administrative agent, and the lenders and other financial institutions party thereto, which was comprised of a $680.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement replaces the 2018 Credit Agreement.

The 2022 Credit Agreement is guaranteed by us and certain of our subsidiaries. The obligations under the 2022 Credit Agreement are unsecured.

The outstanding balance of the term loan under the 2018 Credit Agreement as of the date of the 2022 Credit Agreement was $527.0 million. The term loan and the revolving credit facility under the 2022 Credit Agreement have a term of five years and expire on December 13, 2027. The 2022 Credit Agreement did not result in a substantial modification of $290.9 million of the outstanding term loan under the 2018 Credit Agreement. As a result of the 2022 Credit Agreement, we extinguished $236.1 million of funding arrangements for the outstanding term loan under the 2018 Credit Agreement and obtained funding from new lenders of $239.1 million, resulting in outstanding principal of $530.0 million of the term loan under the 2022 Credit Agreement. In connection with the 2022 Credit Agreement, we expensed $0.1 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan under the 2022 Credit Agreement. The overall borrowing capacity under the revolving credit facility under the 2022 Credit Agreement is $650.0 million, an increase from $500.0 million under the 2018 Credit Agreement. In connection with the 2022 Credit Agreement, we expensed $0.1 million relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the 2022 Credit Agreement will be amortized over the term of the facility, which will expire on December 13, 2027.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2023, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and March 31, 2023, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.5 million, respectively, was $528.4 million and $521.8 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and March 31, 2023, the limits available under such facilities were $22.9 million and $22.9 million, respectively, of which $5.4 million and $8.2 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2022 and March 31, 2023, a total of $153.7 million and $182.7 million, respectively, of our revolving credit facility was utilized, of which $151.0 million and $180.0 million, respectively, constituted funded drawdown and $2.7 million and $2.7 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2023, we were party to interest rate swaps covering a total notional amount of $425 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and March 31, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.1 million and $1.0 million, was $398.9 million and $399.0 million, respectively, which is payable on December 1, 2024.
Genpact Luxembourg and Genpact USA, both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and March 31, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.0 million and $1.8 million, respectively, was $348.0 million and $348.2 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2022 and March 31, 2023, we have a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2022 and March 31, 2023 was $33.0 million and $42.9 million, respectively. The principal amount outstanding against this facility as of December 31, 2022 and March 31, 2023 was $33 million and $42.9 million, respectively. The cost of factoring accounts receivable sold under this facility during the three months ended March 31, 2022 and 2023 was $0.0 million and $0.5 million, respectively.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 6— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information

As of December 31, 2022 and March 31, 2023, we have purchase commitments, net of capital advances, of $18.0 million and $14.2 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 24—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of December 31, 2022 and March 31, 2023, we have operating and finance lease commitments of $330.1 million and $309.0 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of March 31, 2023, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $399.0 million and $348.2 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2022	Three months ended March 31, 2023
	(dollars in millions)
Net revenues	$141.3	$43.1
Gross profit	141.3	43.1
Net income	72.3	22.9

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2022	Three months ended March 31, 2023
	(dollars in millions)
Royalty income	$—	$—
Revenue from services	141.3	43.1
Interest income (expense), net	36.9	12.0
Other income /(expense), net	25.2	(1.9)

Summarized Balance Sheets	Year ended December 31, 2022	Three months ended March 31, 2023
	(dollars in millions)
Assets
Current assets	$2,181.4	$2,303.5
Non-current assets	178.3	216.3

Liabilities
Current liabilities	$3,639.6	$3,758.4
Non-current liabilities	1,749.2	1,743.1

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	Year ended December 31, 2022	Three months ended March 31, 2023
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$62.1	$39.9
Loans receivable	1,420.3	1,555.4
Investment in debentures/bonds	193.3	194.6
Others	453.1	477.9

Non-current assets
Investment in debentures/bonds	$—	$—
Others	79.5	42.5

Liabilities
Current liabilities
Loans payable	$2,805.8	$2,787.6
Others	620.2	739.1

Non-Current liabilities
Loans payable	$500.0	$500.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and Guarantors and rank senior in right of payment to all of the Debt Issuers’ and Guarantors’ future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuers’ and Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantors subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Debt Issuers and Guarantors have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2(n)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our Senior Notes is subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2023, we were party to interest rate swaps covering a total notional amount of $425 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.

We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2023 was $0.5 million.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
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
We are currently subject to several tax audits by the Indian tax authorities (“ITA”) related to intercompany transactions that occurred in 2009, 2013 and 2015. In each of 2014, 2016, 2019 and 2022, the ITA issued assessment orders seeking to impose tax on us in relation to such transactions. We have received demands for potential tax claims related to these orders in an aggregate amount of $229 million (converted from Indian rupees and including interest through the date of the orders). We do not believe that any of the transactions giving rise to these demands were subject to tax in India under applicable law. To date, we have received favorable orders from appellate judicial authorities in India relating to $120 million of the $229 million demanded in the assessment orders, and we continue to defend against the remaining $109 million in demands. Additionally, in the first quarter of 2023, the ITA issued an assessment order seeking to impose tax on us of $865 million (converted from Indian rupees and including interest through the date of the order) in relation to a 2015 internal restructuring transaction involving our Indian subsidiaries. We believe this assessment is without merit and not enforceable under applicable law. In March 2023, the tax appellate authority in India struck down the 2023 assessment order because it was issued in violation of a prior judicial decision on the matter. The ITA may appeal this ruling.
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

A final determination of tax in the amounts claimed by the ITA would likely have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 24—“Commitments and contingencies” to our consolidated financial statements under Part I, Item 1—“Unaudited Consolidated Financial Statements” for additional information relating to these matters.
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

Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital- and cloud-related offerings, which are continually evolving as developments such as AI, generative AI and large language model programs, automation, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies and others that may emerge, have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay or discontinue spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall. The future of generative AI and the uses of large language models and how they will impact our business and our industry and on what timeframe are not currently known and the impact of new technologies on our financial performance and operations could be material.

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
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2023	—	—	—	124,923,971
February 1-February 28, 2023	250,404	47.85	250,404	612,941,047
March 1-March 31, 2023	380,201	47.39	380,201	594,924,017
Total	630,605	47.57	630,605

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

10.1†*	Form of 2023 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.2†*	Form of 2023 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 10, 2023
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer