Form 10-Q
period 2023-06-30
Genpact LTD
filed 2023-08-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2023
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
Yes ☐ No ☒
As of August 2, 2023, there were 181,318,104 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2022	As of June 30, 2023
Assets
Current assets
Cash and cash equivalents		$646,765	$491,308
Accounts receivable, net of allowance for credit losses of $20,442 and $25,520 as of December 31, 2022 and June 30, 2023, respectively	4	994,755	1,007,675
Prepaid expenses and other current assets	7	137,972	249,126
Total current assets		$1,779,492	$1,748,109

Property, plant and equipment, net	9	180,758	179,803
Operating lease right-of-use assets		198,366	179,069
Deferred tax assets	23	135,483	131,440
Intangible assets, net	10	89,715	70,537
Goodwill	10	1,684,196	1,685,331
Contract cost assets	20	216,670	193,787
Other assets, net of allowance for credit losses of $3,198 and $3,345 as of December 31, 2022 and June 30, 2023, respectively		304,134	294,264
Total assets		$4,588,814	$4,482,340

Liabilities and equity
Current liabilities
Short-term borrowings	11	$151,000	$103,000
Current portion of long-term debt	12	26,136	26,144
Accounts payable		35,809	41,956
Income taxes payable	23	45,306	93,692
Accrued expenses and other current liabilities	13	791,007	615,799
Operating leases liability		54,063	50,852
Total current liabilities		$1,103,321	$931,443

Long-term debt, less current portion	12	1,249,153	1,236,665
Operating leases liability		190,398	163,672
Deferred tax liabilities	23	4,176	3,791
Other liabilities	14	215,608	213,905
Total liabilities		$2,762,656	$2,549,476

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, $182,924,416 and 181,318,104 issued and outstanding as of December 31, 2022 and June 3o, 2023, respectively		1,823	1,807
Additional paid-in capital		1,777,453	1,831,425
Retained earnings		780,007	800,964
Accumulated other comprehensive income (loss)		(733,125)	(701,332)
Total equity		$1,826,158	$1,932,864
Commitments and contingencies	24
Total liabilities and equity		$4,588,814	$4,482,340

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2022	2023	2022	2023
Net revenues	20	$1,089,147	$1,105,524	$2,157,590	$2,194,843
Cost of revenue		714,256	715,484	1,400,218	1,434,562
Gross profit		$374,891	$390,040	$757,372	$760,281
Operating expenses:
Selling, general and administrative expenses		233,096	229,426	470,392	445,911
Amortization of acquired intangible assets	10	10,895	8,257	22,201	16,512
Other operating (income) expense, net	21	21,217	(4,963)	21,220	(4,574)
Income from operations		$109,683	$157,320	$243,559	$302,432
Foreign exchange gains (losses), net		1,142	1,763	5,445	723
Interest income (expense), net	22	(11,204)	(12,138)	(23,292)	(21,765)
Other income (expense), net		(4,258)	3,425	(4,667)	7,455
Income before income tax expense		$95,363	$150,370	$221,045	$288,845
Income tax expense	23	23,693	34,118	53,196	66,492
Net income		$71,670	$116,252	$167,849	$222,353
Earnings per common share	18
Basic		$0.39	$0.63	$0.91	$1.21
Diluted		$0.38	$0.63	$0.89	$1.19
Weighted average number of common shares used in computing earnings per common share	18
Basic		184,418,350	183,230,252	185,028,063	183,512,828
Diluted		187,865,653	185,825,117	188,712,029	186,705,697

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Net income	$71,670	$116,252	$167,849	$222,353
Other comprehensive income:
Currency translation adjustments	(81,412)	(7,886)	(108,841)	9,108
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	(11,731)	8,549	(8,858)	21,640
Retirement benefits, net of taxes	445	128	1,546	1,045
Other comprehensive income (loss)	(92,698)	791	(116,153)	31,793
Comprehensive income (loss)	$(21,028)	$117,043	$51,696	$254,146

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2022	185,072,415	$1,845	$1,693,854	$729,503	$(577,808)	$1,847,394
Issuance of common shares on exercise of options (Note 16)	50,000	1	1,382	—	—	1,383
Issuance of common shares under the employee stock purchase plan (Note 16)	94,232	1	3,762	—	—	3,763
Net settlement on vesting of performance units (Note 16)	76,508	1	(2,545)	—	—	(2,544)
Stock repurchased and retired (Note 17)	(1,809,419)	(18)	—	(75,983)	—	(76,001)
Expenses related to stock repurchased (Note 17)	—	—	—	(36)	—	(36)
Stock-based compensation expense (Note 16)	—	—	20,442	—	—	20,442
Comprehensive income (loss):
Net income (loss)	—	—	—	71,670	—	71,670
Other comprehensive income (loss)	—	—	—	—	(92,698)	(92,698)
Dividend ($0.125 per common share, Note 17)	—	—	—	(22,935)	—	(22,935)
Balance as of June 30, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 16)	50,000	1	1,382	—	—	1,383
Issuance of common shares under the employee stock purchase plan (Note 16)	181,878	2	7,061	—	—	7,063
Net settlement on vesting of restricted share units (Note 16)	54,942	1	(1)	—	—	—
Net settlement on vesting of performance units (Note 16)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 17)	(3,439,952)	(34)	—	(151,966)	—	(152,000)
Expenses related to stock repurchased (Note 17)	—	—	—	(69)	—	(69)
Stock-based compensation expense (Note 16)	—	—	35,692	—	—	35,692
Comprehensive income (loss):
Net income (loss)	—	—	—	167,849	—	167,849
Other comprehensive income (loss)	—	—	—	—	(116,153)	(116,153)
Dividend ($0.25 per common share, Note 17)	—	—	—	(46,069)	—	(46,069)
Balance as of June 30, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2023	183,729,110	$1,831	$1,794,779	$830,846	$(702,123)	$1,925,333
Issuance of common shares on exercise of options (Note 16)	645,000	7	12,627	—	—	12,634
Issuance of common shares under the employee stock purchase plan (Note 16)	101,828	1	3,369	—	—	3,370
Net settlement on vesting of restricted share units (Note 16)	38,213	—	(1,144)	—	—	(1,144)
Net settlement on vesting of performance units (Note 16)	1,432	—	(38)	—	—	(38)
Stock repurchased and retired (Note 17)	(3,197,479)	(32)	—	(120,439)	—	(120,471)
Expenses related to stock repurchased, including taxes (Note 17)	—	—	—	(664)	—	(664)
Stock-based compensation expense (Note 16)	—	—	21,832	—	—	21,832
Comprehensive income (loss):
Net income (loss)	—	—	—	116,252	—	116,252
Other comprehensive income (loss)	—	—	—	—	791	791
Dividend ($0.1375 per common share, Note 17)	—	—	—	(25,031)	—	(25,031)
Balance as of June 30, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 16)	1,287,280	13	25,424	—	—	25,437
Issuance of common shares under the employee stock purchase plan (Note 16)	174,473	2	6,489	—	—	6,491
Net settlement on vesting of restricted share units (Note 16)	347,744	3	(8,430)	—	—	(8,427)
Net settlement on vesting of performance units (Note 16)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 17)	(3,828,084)	(38)	—	(150,433)	—	(150,471)
Expenses related to stock repurchased, including taxes (Note 17)	—	—	—	(677)	—	(677)
Stock-based compensation expense (Note 16)	—	—	41,536	—	—	41,536
Comprehensive income (loss):
Net income (loss)	—	—	—	222,353	—	222,353
Other comprehensive income (loss)	—	—	—	—	31,793	31,793
Dividend ($0.275 per common share, Note 17)	—	—	—	(50,286)	—	(50,286)
Balance as of June 30, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2023
Operating activities
Net income	$167,849	$222,353
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization	47,869	36,845
Amortization of debt issuance costs	1,256	978
Amortization of acquired intangible assets	22,201	16,512
Write-down of intangible assets and property, plant and equipment	1,377	—
Write-down of operating right-of-use assets and other assets	20,307	—
Loss on the sale of the business classified as held for sale (refer to Note 8)	—	802
Allowance for credit losses	482	6,521
Unrealized gain on revaluation of foreign currency assets/liabilities	(3,685)	(2,249)
Stock-based compensation expense	35,692	41,536
Deferred tax expense (benefit)	552	(2,957)
Others, net	321	1,147
Change in operating assets and liabilities:
Increase in accounts receivable	(139,653)	(26,891)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(28,935)	(62,006)
Increase in accounts payable	5,246	5,742
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(171,405)	(150,087)
Increase in income taxes payable	28,578	49,136
Net cash provided by/(used for) operating activities	$(11,948)	$137,382
Investing activities
Purchase of property, plant and equipment	(26,943)	(24,033)
Payment for internally generated intangible assets (including intangibles under development)	(2,126)	(1,705)
Proceeds from sale of property, plant and equipment	43	17
Payment for business acquisitions, net of cash acquired	—	(682)
Payment for divestiture of business	—	(19,510)
Net cash used for investing activities	$(29,026)	$(45,913)
Financing activities
Repayment of finance lease obligations	(6,018)	(6,856)
Repayment of long-term debt	(367,000)	(13,250)
Proceeds from short-term borrowings	250,000	148,000
Repayment of short-term borrowings	—	(196,000)
Proceeds from issuance of common shares under stock-based compensation plans	8,446	31,928
Payment for net settlement of stock-based awards	(44,521)	(18,317)
Payment of earn-out consideration	—	(2,399)
Dividend paid	(46,069)	(50,286)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(152,069)	(150,548)
Net cash used for financing activities	$(357,231)	$(257,728)
Net decrease in cash and cash equivalents	(398,205)	(166,259)
Effect of exchange rate changes	(40,877)	10,802
Cash and cash equivalents at the beginning of the period	899,458	646,765
Cash and cash equivalents at the end of the period	$460,376	$491,308
Supplementary information
Cash paid during the period for interest	$23,168	$22,550
Cash paid during the period for income taxes, net of refund	$78,592	$66,819
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 121,000 employees serving clients in key industry verticals from more than 35 countries.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,721. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 on the closing date, which was subsequently recovered. The Company made measurement period adjustments of $1,688 related to taxes during the year ended December 31, 2022. The Company paid $682 to the sellers in the first quarter of 2023, and no portion of the purchase consideration is outstanding as of June 30, 2023. This acquisition furthered the Company’s strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expanded the Company’s existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2022	Six months ended June 30, 2023
Opening balance as of January 1	$24,329	$20,442
Additions (net), charged to income statement	2,096	6,374
Deductions/effect of exchange rate fluctuations	(5,983)	(1,296)
Closing balance	$20,442	$25,520

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Accounts receivable, net of allowance for credit losses (Continued)

Accounts receivable were $1,015,197 and $1,033,195, and allowances for credit losses were $20,442 and $25,520, resulting in net accounts receivable balances of $994,755 and $1,007,675 as of December 31, 2022 and June 30, 2023, respectively. As of December 31, 2022, the Company reclassified accounts receivable amounting to $2,341 as assets held for sale. See Note 8 for additional information.

In addition, deferred billings were $64,735 and $78,870 and allowances for credit losses on deferred billings were $3,198 and $3,345, resulting in net deferred billings balances of $61,537 and $75,525 as of December 31, 2022 and June 30, 2023, respectively.

During the six months ended June 30, 2022 and 2023, the Company recorded a release of $839 and a charge of $147, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company’s consolidated balance sheet as of December 31, 2022 and June 30, 2023.

The Company has a revolving accounts receivable-based facility of $100,000 and $75,000 as of December 31, 2022 and June 30, 2023, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2022 and June 3o, 2023 was $33,030 and $45,594, respectively. The principal amount outstanding against this facility as of December 31, 2022 and June 30, 2023 was $33,030 and $45,594, respectively. The cost of factoring such accounts receivable during the three and six months ended June 30, 2022 and 2023 was $123 and $453, respectively, and $158 and $914, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2022 and June 30, 2023:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of June 30, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$37,273	$—	$37,273	$—
Deferred compensation plan assets (Note a, e)	47,975	—	—	47,975
Total	$85,248	$—	$37,273	$47,975
Liabilities
Derivative instruments (Note b, c)	8,681	—	8,681	—
Deferred compensation plan liability (Note b, f)	47,313	—	—	47,313
Total	$55,994	$—	$8,681	$47,313

(a)Derivative assets are included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets. Deferred compensation plan assets are included in “other assets” in the consolidated balance sheets.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2022 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Opening balance	$5,406	$—	$5,406	$2,517
Payments made on earn-out consideration	—	—	—	(2,399)
Change in fair value of earn-out consideration (Note a)	—	—	—	(118)
Closing balance	$5,406	$—	$5,406	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2022 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Opening balance	$43,320	$44,745	$38,584	$40,261
Additions (net of redemption)	797	1,099	7,885	3,197
Change in fair value of deferred compensation plan assets (Note a)	(5,695)	2,131	(8,047)	4,517
Closing balance	$38,422	$47,975	$38,422	$47,975

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2022 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Opening balance	$42,554	$44,095	$38,007	$39,654
Additions (net of redemption)	971	1,099	7,884	3,197
Change in fair value of deferred compensation plan liabilities (Note a)	(5,692)	2,119	(8,058)	4,462
Closing balance	$37,833	$47,313	$37,833	$47,313

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2022	As of June 30, 2023	As of December 31, 2022	As of June 30, 2023
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,587,500	$1,450,000	$(25,581)	$12,917
United States Dollars (sell) Mexican Peso (buy)	24,000	34,500	1,079	4,364
United States Dollars (sell) Philippines Peso (buy)	79,200	75,600	(828)	194
Euro (sell) United States Dollars (buy)	182,163	190,943	480	(544)
Singapore Dollars (buy) United States Dollars (sell)	50,956	50,956	166	(463)
Euro (sell) Romanian Leu (buy)	51,115	45,625	848	1,021
Japanese Yen (sell) Chinese Renminbi (buy)	8,185	33,624	(327)	1,292
United States Dollars (sell) Chinese Renminbi (buy)	41,000	45,000	605	(1,970)
Pound Sterling (sell) United States Dollars (buy)	32,594	34,521	1,113	(167)
United States Dollars (sell) Hungarian Font (buy)	12,000	20,000	828	1,979
Australian Dollars (sell) Indian Rupees (buy)	87,513	93,531	(452)	4,166
United States Dollars (Sell) Polish Zloty (buy)	24,000	31,000	1,372	1,440
Japanese Yen (sell) United States Dollars (buy)	10,000	7,008	(1,134)	523
Israeli Shekel (sell) United States Dollars (buy)	3,000	—	3	—
South African Rand (sell) United States Dollars (buy)	21,000	25,000	(1,652)	2,120
United States Dollars (Sell) Brazilian Real (buy)	—	4,000	—	307
United States Dollars (Sell) Costa Rica Colon (buy)	—	13,000	—	97
Interest rate swaps (floating to fixed)	432,248	418,304	6,350	1,316
			$(17,130)	$28,592

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2022	As of June 30, 2023	As of December 31, 2022	As of June 30, 2023
Assets
Prepaid expenses and other current assets	$17,531	$20,221	$2,151	$8,536
Other assets	$2,005	$8,516	$—	$—

Liabilities
Accrued expenses and other current liabilities	$23,662	$6,966	$11,495	$791
Other liabilities	$3,660	$924	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2022 and June 30, 2023 was $530 and $450, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2022			2023
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$21,059	$(4,122)	$16,937	$9,378	$(1,998)	$7,379
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(925)	(119)	(1,044)	4,836	(1,214)	3,622
Changes in fair value of effective portion of outstanding derivatives, net	(13,700)	925	(12,775)	16,755	(4,584)	12,171
Gain (loss) on cash flow hedging derivatives, net	(12,775)	1,044	(11,731)	11,919	(3,370)	8,549
Closing balance	$8,284	$(3,078)	$5,206	$21,297	$(5,368)	$15,928

	Six months ended June 30,
	2022			2023
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(277)	(270)	(547)	7,027	(1,752)	5,275
Changes in fair value of effective portion of outstanding derivatives, net	(9,461)	56	(9,405)	35,579	(8,663)	26,915
Gain (loss) on cash flow hedging derivatives, net	(9,184)	326	(8,858)	28,552	(6,911)	21,640
Closing balance	$8,284	$(3,078)	$5,206	$21,297	$(5,368)	$15,928

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023		2022	2023	2022	2023
Forward foreign exchange contracts	$(18,092)	$16,510	$(20,684)	$33,885	Revenue	$884	$594	$1,180	$1,229
Interest rate swaps	$4,392	$245	$11,223	$1,694	Cost of revenue	(604)	515	1,050	(898)
					Selling, general and administrative expenses	(101)	78	450	(113)
					Interest expense	(1,104)	3,649	(2,957)	6,809
	$(13,700)	$16,755	$(9,461)	$35,579		$(925)	$4,836	$(277)	$7,027

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2022 and 2023, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2022	2023	2022	2023
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(13,422)	$5,596	$(16,944)	$13,447
		$(13,422)	$5,596	$(16,944)	$13,447

(a)These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the consolidated statements of income.
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2022	As of June 30, 2023
Advance income and non-income taxes	$38,382	$118,622
Contract asset (Note 20)	11,613	12,454
Prepaid expenses	39,952	59,042
Derivative instruments	19,682	28,757
Employee advances	3,299	4,048
Deposits	5,372	4,024
Advances to suppliers	953	743
Others	18,719	21,436
Total	$137,972	$249,126

As of December 31, 2022, the Company reclassified certain prepaid expenses and other current assets amounting to $901 as assets held for sale. See Note 8 for additional information.

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

The Company completed the sale of the Business in February 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. No corresponding loss was recorded in the six months ended June 30, 2022 and three months ended June 30, 2023. The loss on the sale of business classified as held for sale has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 21 for additional information.

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2022	As of June 30, 2023
Property, plant and equipment, gross	$766,365	$774,365
Less: Accumulated depreciation and amortization	(585,607)	(594,562)
Property, plant and equipment, net	$180,758	$179,803

Depreciation expense on property, plant and equipment for the three months ended June 30, 2022 and 2023 was $14,130 and $12,551, respectively, and for the six months ended June 30, 2022 and 2023 was $28,660 and $25,268, respectively. Computer software amortization for the three months ended June 30, 2022 and 2023 was $1,365 and $707, respectively, and for the six months ended June 30, 2022 and 2023 was $2,682 and $1,396, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2022 and the six months ended June 30, 2023:

	For the year ended December 31, 2022	For the six months ended June 30, 2023
Opening balance	1,731,027	1,684,196
Impact of measurement period adjustments	1,817	—
Classified as held for sale	(1,625)	—
Effect of exchange rate fluctuations	(47,023)	1,135
Closing balance	1,684,196	1,685,331

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	421,257	611,120	698,650	1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Classified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(12,692)	(16,877)	(17,454)	(47,023)
Closing balance	408,736	592,907	682,553	1,684,196

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	217	369	549	1,135
Closing balance	408,953	593,276	683,102	1,685,331

As of December 31, 2022, the Company reclassified goodwill (before impairment) amounting to $1,625 attributable to its Consumer and Healthcare segment as assets held for sale. See Note 8 for additional information.

The total amount of goodwill deductible for tax purposes was $291,377 and $277,198 as of December 31, 2022 and June 30, 2023, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2022			As of June 30, 2023
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$473,997	$411,706	$62,291	$473,882	$424,522	$49,360
Marketing-related intangible assets	97,831	83,253	14,578	97,826	85,943	11,883
Technology-related intangible assets	126,406	113,560	12,846	127,801	118,507	9,294
	$698,234	$608,519	$89,715	$699,509	$628,972	$70,537

As of December 31, 2022, the Company reclassified certain intangible assets with a gross carrying value of $40,538 and accumulated amortization of $16,989 to assets held for sale. See Note 8 for additional information.

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended June 30, 2022 and 2023 were $10,895 and $8,257, respectively, and for the six months ended June 30, 2022 and 2023 were $22,201 and $16,512, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended June 30, 2022 and 2023 were $4,393 and $2,122, respectively, and for the six months ended June 30, 2022 and 2023 were $9,669 and $4,373, respectively.

During the three and six months ended June 30, 2022 and 2023, the Company tested the recoverability of intangibles, including those under development, goodwill and property, plant and equipment, including those held for sale (see Note 8 for additional information), as a result of changes in the Company’s investment strategy and market trends. Based on the results of this testing, the Company determined that the carrying values of certain property, plant and equipment assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets, amounting to $1,377 for both the three and six months ended June 30, 2022. There was no corresponding expense recorded in the three and six months ended June 30, 2023. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and June 30, 2023, the limits available were $22,882 and $23,732, respectively, of which $5,392 and $9,321, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc., a wholly-owned subsidiary of the Company (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2022 and June 30, 2023. As of December 31, 2022 and June 30, 2023, a total of $153,658 and $105,742, respectively, was utilized, of which $151,000 and $103,000, respectively, constituted funded drawdown and $2,658 and $2,742, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2022 and June 30, 2023, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2023, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and June 30, 2023, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,622 and $1,439, was $528,378 and $515,311, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of June 30, 2023 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

The maturity profile of the term loan outstanding as of June 30, 2023, net of debt amortization expense, is as follows:

Year ending	Amount
2023	$13,069
2024	26,153
2025	26,173
2026	26,192
2027	423,724
Total	$515,311

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2022 and June 30, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,119 and $830, was $398,881 and $399,170, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2022 and June 30, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,970 and $1,672, respectively, was $348,030 and $348,328, respectively, which is payable on April 10, 2026.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2023, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2022	As of June 30, 2023
Credit facility, net of amortization expenses	$528,378	$515,311
3.375% 2019 Senior Notes, net of debt amortization expenses	398,881	399,170
1.750% 2021 Senior Notes, net of debt amortization expenses	348,030	348,328
Total	$1,275,289	$1,262,809
Current portion	26,136	26,144
Non-current portion	1,249,153	1,236,665
Total	$1,275,289	$1,262,809

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2022	As of June 30, 2023
Accrued expenses	$126,680	$138,045
Accrued employee cost	293,934	208,382
Earn-out consideration	2,517	—
Statutory liabilities	82,912	53,768
Retirement benefits	1,725	1,725
Compensated absences	25,101	30,083
Derivative instruments	35,157	7,757
Contract liabilities (Note 20)	160,625	127,215
Finance leases liability	15,585	12,275
Other liabilities	46,771	36,549
	$791,007	$615,799
As of December 31, 2022, the Company reclassified certain accrued expenses and other current liabilities amounting to $1,147 to liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2022	As of June 30, 2023
Accrued employee cost	$14,120	$5,822
Retirement benefits	10,694	11,192
Compensated absences	43,474	48,169
Derivative instruments	3,660	924
Contract liabilities (Note 20)	56,157	51,064
Finance leases liability	11,802	8,267
Others	75,701	88,467
	$215,608	$213,905
As of December 31, 2022, the Company reclassified certain other liabilities amounting to $141 to liabilities held for sale. See Note 8 for additional information.

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

Net defined benefit plan costs for the three and six months ended June 30, 2022 and 2023 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Service costs	$3,616	$3,749	$7,299	$7,509
Interest costs	1,492	1,735	2,970	3,471
Amortization of actuarial loss	33	167	372	334
Expected return on plan assets	(1,509)	(1,259)	(3,045)	(2,520)
Net defined benefit plan costs	$3,632	$4,392	$7,596	$8,794

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans
During the three and six months ended June 30, 2022 and 2023, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
India	$10,874	$11,887	$21,614	$23,038
U.S.	5,493	4,766	11,908	10,223
U.K.	5,585	4,202	11,722	10,162
China	6,438	6,671	13,231	13,522
Other regions	4,603	4,840	9,378	10,101
Total	$32,993	$32,366	$67,853	$67,046

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

The liability for the deferred compensation plan was $39,654 and $47,313 as of December 31, 2022 and June 30, 2023, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $40,261 and $47,975 as of December 31, 2022 and June 30, 2023, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

During the three months ended June 30, 2022 and 2023, the change in the fair value of Plan assets was $(5,695) and $2,131, respectively, and during the six months ended June 30, 2022 and 2023, the change in the fair value of Plan assets was $(8,047) and $4,517, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended June 30, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $(5,692) and $2,119, respectively, and during the six months ended June 30, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $(8,058)and $4,462, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended June 30, 2022 and June 30, 2023 were $20,080 and $21,344, respectively, and for the six months ended June 30, 2022 and June 30, 2023 were $34,839 and $40,685, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2022. No options were granted in the six months ended June 30, 2023.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)
The Company granted options covering 475,695 common shares in the six months ended June 30, 2022.

Six months ended June 30, 2022
Dividend yield	0.96%
Expected life (in months)	84
Risk-free rate of interest	1.71%
Volatility	26.29%
A summary of stock option activity during the six months ended June 30, 2023 is set out below:

	Six Months Ended June 30, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	(53,990)	43.94	—	—
Exercised	(1,287,280)	19.76	—	28,482
Outstanding as of June 30, 2023	6,087,198	35.63	6.0	30,689
Vested as of June 30, 2023 and expected to vest thereafter (Note a)	5,769,859	35.12	6.0	30,460
Vested and exercisable as of June 30, 2023	3,250,442	30.30	4.8	24,675
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2023, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $13,469, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2023 is set out below:

	Six Months Ended June 30, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	42.97
Granted	1,007,928	43.06
Vested (Note a)	(288,957)	42.06
Forfeited	(52,716)	42.62
Outstanding as of June 30, 2023	1,245,877	43.27
Expected to vest (Note b)	1,109,575

(a)288,957 RSUs vested during the six months ended June 30, 2023 in respect of which 187,371 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2023.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

199,297 RSUs vested in the year ended December 31, 2022, in respect of which 120,858 shares were issued during the six months ended June 30, 2023 after withholding shares to the extent of minimum statutory withholding taxes.
39,633 RSUs vested in the year ended December 31, 2021, in respect of which 39,515 shares were issued during the six months ended June 30, 2023 after withholding shares to the extent of minimum statutory withholding taxes.

As of June 30, 2023, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $39,445, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

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

The fair value of each 2023 PU granted to employees was estimated on the date of grant using the following valuation assumptions:

	Six months ended June 30, 2023
Dividend yield	1.22%	—	1.52%
Expected life (years)	2.54	—	2.80
Risk-free rate for expected life	3.80%	—	4.44%
Volatility for expected life	24.03%	—	24.71%

A summary of PU activity during the six months ended June 30, 2023 is set out below:

	Six Months Ended June 30, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	44.07	3,570,951
Granted	985,047	44.00	2,364,113
Vested (Note a)	(647,549)	42.53	(647,549)
Forfeited	(215,065)	43.93	(231,011)
Adjustment upon final determination of level of performance goal achievement (Note b)	96,668	44.50	96,668
Outstanding as of June 30, 2023	3,790,052	44.33	5,153,172
Expected to vest (Note c)	3,370,451

(a)647,549 PUs vested during the six months ended June 30, 2023, in respect of which 412,275 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2023.
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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2023, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $75,240, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

During the six months ended June 30, 2022 and 2023, 181,878 and 174,473 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended June 30, 2022 and 2023 was $362 and $488, respectively, and for the six months ended June 30, 2022 and 2023 was $853 and $851, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

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

During the six months ended June 30, 2022 and 2023, the Company repurchased 3,439,952 and 3,828,084 of its common shares, respectively, on the open market at a weighted average price of $44.19 and $39.31 per share, respectively, for an aggregate cash amount of $152,001 and $150,471, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2022 and 2023, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $69 and $677, respectively.

$474,453 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2023. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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

On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023 and June 26, 2023, the Company paid a dividend of $0.1375 per share, amounting to $25,255 and $25,031 in the aggregate, to shareholders of record as of March 10, 2023 and June 9, 2023, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,801,692 and 2,125,641 for the six months ended June 30, 2022 and 2023, respectively, and 2,864,585 and 2,390,864 for the three months ended June 30, 2022 and 2023, respectively.

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Net income	$71,670	$116,252	$167,849	$222,353
Weighted average number of common shares used in computing basic earnings per common share	184,418,350	183,230,252	185,028,063	183,512,828
Dilutive effect of stock-based awards	3,447,303	2,594,865	3,683,966	3,192,869
Weighted average number of common shares used in computing dilutive earnings per common share	187,865,653	185,825,117	188,712,029	186,705,697
Earnings per common share
Basic	$0.39	$0.63	$0.91	$1.21
Diluted	$0.38	$0.63	$0.89	$1.19

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
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses) (other than those included in income from operations), interest income/(expense), restructuring expense/income, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, the Company has recast the segment revenue and adjusted income from operations of its reportable segments for the three and six months ended June 30, 2022 to present comparable segment information. Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	132,131	156,438	288,569	40,267
Consumer and Healthcare	182,999	217,753	400,752	60,343
High Tech and Manufacturing	173,413	226,413	399,826	75,163
Net revenues	488,543	600,604	1,089,147
Business held for sale (refer to Note (a) below and Note 8)			(4,911)	7,222
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			1,084,236
Others				(200)
Total AOI				182,795
Stock-based compensation				(20,442)
Amortization and impairment of acquired intangible assets (other than included above)				(10,891)
Foreign exchange gains (losses), net				1,142
Interest income (expense), net				(11,204)
Business held for sale (refer to Note (a) below and Note 8)				(7,222)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				(38,815)
Income tax expense				(23,693)
Net income				71,670

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	128,282	173,154	301,436	46,723
Consumer and Healthcare	183,843	211,054	394,897	58,951
High Tech and Manufacturing	188,609	220,582	409,191	69,621
Net revenues	500,734	604,790	1,105,524
Others				10,665
Total AOI				185,960
Stock-based compensation				(21,832)
Amortization and impairment of acquired intangible assets (other than included above)				(8,257)
Foreign exchange gains (losses), net				1,763
Interest income (expense), net				(12,138)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				4,874
Income tax expense				(34,118)
Net income				116,252

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	251,840	311,131	562,971	66,717
Consumer and Healthcare	363,633	438,739	802,372	115,648
High Tech and Manufacturing	339,816	452,431	792,247	145,258
Net revenues	955,289	1,202,301	2,157,590
Business held for sale (refer to Note (a) below and Note 8)			(4,911)	7,222
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			2,152,679
Others				7,969
Total AOI				342,814
Stock-based compensation				(35,692)
Amortization and impairment of acquired intangible assets (other than included above)				(22,193)
Foreign exchange gains (losses), net				5,445
Interest income (expense), net				(23,292)
Business held for sale (refer to Note (a) below and Note 8)				(7,222)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				(38,815)
Income tax expense				(53,196)
Net income				167,849

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	255,525	344,398	599,923	92,300
Consumer and Healthcare	361,675	418,839	780,514	115,282
High Tech and Manufacturing	368,767	445,639	814,406	133,912
Net revenues	985,967	1,208,876	2,194,843
Business held for sale (refer to Note (a) below and Note 8)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			2,194,353
Others				22,257
Total AOI				364,952
Stock-based compensation				(41,536)
Amortization and impairment of acquired intangible assets (other than included above)				(16,400)
Foreign exchange gains (losses), net				723
Interest income (expense), net				(21,765)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 8)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 8)				(802)
Income tax expense				(66,492)
Net income				222,353

(a) During the second quarter of 2022, the Company's management approved a plan to divest a business that was part of the Company's Consumer and Healthcare segment. The revenues and associated operating losses attributable to this business, including a loss on the sale of this business recorded in the first quarter of 2023, have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.

(b) The Company does not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Data-Tech-AI	$488,543	$500,734	$955,289	$985,967
Digital Operations	600,604	604,790	1,202,301	1,208,876
Net revenues	$1,089,147	$1,105,524	$2,157,590	$2,194,843

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
The following table shows the details of the Company’s contract balances:

	As of December 31, 2022	As of June 30, 2023
Contract assets (Note a)	$18,347	$18,377
Contract liabilities (Note b)
Deferred transition revenue	$128,726	$109,580
Advance from customers	$88,056	$68,699

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

As of December 31, 2022, the Company reclassified certain contract assets amounting to $2,168 and contract liabilities amounting to $649 as assets and liabilities held for sale. See Note 8 for additional information.

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

Changes in the Company’s contract asset and liability balances during the three and six months ended June 30, 2022 and 2023 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended June 30, 2022 and 2023 that was included in the Company's contract liabilities balance at the beginning of the period was $59,361 and $60,603, respectively, and the amount of revenue recognized during the six months ended June 30, 2022 and 2023 that was included in the Company's contract liabilities balance at the beginning of the period was $94,841 and $111,777, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2023:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$178,279	$127,215	$41,831	$8,746	$487

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$30,833	$203,939	$36,231	$166,315	$32,296	$206,498	$34,805	$181,865
Closing balance	29,186	198,401	37,556	156,231	29,186	198,401	37,556	156,231
Amortization	6,248	21,875	7,492	24,126	12,588	42,413	14,566	48,106

As of December 31, 2022, the Company reclassified certain contract cost assets amounting to $1,247 to assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Write-down of intangible assets and property, plant and equipment	1,377	—	1,377	—
Loss on the sale of business classified as held for sale (refer to Note 8)	—	—	—	802
Write-down of operating right-of-use assets and other assets	20,307	—	20,307	—
Gain on termination of lease (refer to Note 25)	—	(4,874)	—	(4,874)
Other operating (income) expense	(467)	(89)	(464)	(502)
Other operating (income) expense, net	$21,217	$(4,963)	$21,220	$(4,574)

*See Notes 8, 10 and 25 for additional information about other operating (income) expense, net for the three and six months ended June 30, 2022 and 2023.
22. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Interest income	$684	$3,497	$2,602	$8,423
Interest expense	(11,888)	(15,635)	(25,894)	(30,188)
Interest income (expense), net	$(11,204)	$(12,138)	$(23,292)	$(21,765)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 22.7% for the three months ended June 30, 2023, down from 24.8% for the three months ended June 30, 2022. The decrease in the Company’s ETR in the three months ended June 30, 2023 is primarily due to higher discrete benefits recorded in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

The Company’s ETR was 23.0% for the six months ended June 30, 2023, down from 24.1% for the six months ended June 30, 2022. The decrease in the Company’s ETR in the six months ended June 30, 2023 is primarily due to an increase in discrete benefits recorded in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the six months ended June 30, 2023:

Six months ended June 30, 2023
Opening balance at January 1	$25,430
Increase related to prior year tax positions, including recorded in acquisition accounting	189
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(1,030)
Decrease related to settlements with taxing authorities	(170)
Effect of exchange rate changes	99
Closing balance at June 30	$24,518

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Income taxes (Continued)

As of December 31, 2022 and June 30, 2023, the Company had unrecognized tax benefits amounting to $25,430 and $24,518, respectively, which, if recognized, would impact the Company’s ETR.

As of December 31, 2022 and June 30, 2023, the Company had accrued $2,871 and $3,013, respectively, in interest and $374 and $375, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2022 and the six months ended June 30, 2023, the Company recognized approximately $(2,583) and $56, respectively, in interest related to income taxes.

24. Commitments and contingencies

 Capital commitments

As of December 31, 2022 and June 30, 2023, the Company has committed to spend $17,972 and $12,614, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $8,050 and $12,063 as of December 31, 2022 and June 30, 2023, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Commitments and contingencies (Continued)

(b) The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the Indian Goods and Services Tax (“GST”) regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA took the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. The Government of India has since issued an administrative circular which supports the Company’s position. Further, in the fourth quarter of 2022, the Punjab and Haryana High Court (the "High Court") ruled in favor of the Company in respect of this issue, and the ITA have not appealed the High Court's ruling, which has become final. Based on the High Court's ruling, some of the Company’s refunds have been approved and others are being processed. The Company believes that the separate proceedings initiated in respect of the service tax regime will also be decided in the Company's favor and that, based on the foregoing, the risk that any liability will materialize is remote. Accordingly, no reserve has been provided with respect to this matter as of June 30, 2023.

(c) The ITA have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $112,849, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of the transaction undertaken in 2015, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA may appeal this most recent decision of the Tribunal before the Delhi High Court. Based on the foregoing, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no reserve has been provided with respect to this matter as of June 30, 2023.

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

Accordingly, in the second quarter of 2022, the Company recorded a $38,815 restructuring charge relating to the abandonment of leased office premises and an employee severance charge. Of the total charge of $38,815, $21,684 was a non-cash charge (including $1,377 related to writing down of certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises. The Company also recorded a severance charge of $17,131 included in cost of revenue and selling, general and administrative expenses. The Company had sought out one or more third parties to sublease certain office premises from the Company, wherever applicable, instead of abandoning them. However, the Company has not been successful in such attempts, and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future.

In the second quarter of 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring described above. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

26. Subsequent events
Dividend
On July 13, 2023, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2023 of $0.1375 per common share, which is payable on September 26, 2023 to shareholders of record as of the close of business on September 8, 2023. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—"Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Many of the risks, uncertainties and other factors identified below have been, and may continue to be, amplified by the COVID-19 pandemic.
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. In the second quarter of 2023, there was continued economic and geopolitical uncertainty in many markets around the world, including with respect to wage inflation, the possibility of slowing global economic growth and increased volatility in foreign currency exchange rates, which impacted and may continue to impact our business.

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
For additional information about the risks we face in relation to Russia's invasion of Ukraine, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 121,000 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2023, we recorded net revenues of $1,105.5 million, of which $500.7 million, or 45.3%, was from Data-Tech-AI services, with the remaining $604.8 million, or 54.7%, from Digital Operations services.
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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2022 and 2023.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2022	2023	2022	2023	2023 vs. 2022	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$488.5	$500.7	$955.3	986.0	2.5%	3.2%
Digital Operations	600.6	604.8	1,202.3	1,208.9	0.7%	0.5%
Net revenues	$1,089.1	$1,105.5	$2,157.6	$2,194.8	1.5%	1.7%
Cost of revenue	714.3	715.5	1,400.2	1,434.6	0.2%	2.5%
Gross profit	374.9	390.0	757.4	760.3	4.0%	0.4%
Gross profit margin	34.4%	35.3%	35.1%	34.6%
Operating expenses
Selling, general and administrative expenses	233.1	229.4	470.4	445.9	(1.6)%	(5.2)%
Amortization of acquired intangible assets	10.9	8.3	22.2	16.5	(24.2)%	(25.6)%
Other operating (income) expense, net	21.2	(5.0)	21.2	(4.6)	(123.4)%	(121.6)%
Income from operations	109.7	157.3	243.6	302.4	43.4%	24.2%
Income from operations as a percentage of net revenues	10.1%	14.2%	11.3%	13.8%
Foreign exchange gains (losses), net	1.1	1.8	5.4	0.7	54.4%	(86.7)%
Interest income (expense), net	(11.2)	(12.1)	(23.3)	(21.8)	8.3%	(6.6)%
Other income (expense), net	(4.3)	3.4	(4.7)	7.5	(180.4)%	(259.7)%
Income before income tax expense	95.4	150.4	221.0	288.8	57.7%	30.7%
Income tax expense	23.7	34.1	53.2	66.5	44.0%	25.0%
Net income	$71.7	$116.3	$167.8	$222.4	62.2%	32.5%
Net income as a percentage of net revenues	6.6%	10.5%	7.8%	10.1%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net revenues. Our net revenues were $1,105.5 million in the second quarter of 2023, up $16.4 million, or 1.5%, from $1,089.1 million in the second quarter of 2022.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, euro, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 2.7% in the second quarter of 2023 compared to the second quarter of 2022 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 5.0% to approximately 120,000 in the second quarter of 2023 from approximately 114,300 in the second quarter of 2022.

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$488.5	$500.7	2.5%
Digital Operations	600.6	604.8	0.7%
Net revenues	$1,089.1	$1,105.5	1.5%

Net revenues from Data-Tech-AI services in the second quarter of 2023 were $500.7 million, up $12.2 million, or 2.5%, from $488.5 million in the second quarter of 2022. This increase was largely driven by demand for supply chain solutions as well as increased revenue from automating core client finance and accounting processes in the second quarter of 2023 compared to the second quarter of 2022.

Net revenues from Digital Operations services in the second quarter of 2023 were $604.8 million, up $4.2 million, or 0.7%, from $600.6 million in the second quarter of 2022, primarily due to continued ramp-ups of existing client relationships as well as recently signed client deals, partially offset by a reduction in deal scope for a large client in the High Tech and Manufacturing segment.
Revenues by segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$288.6	$301.4	4.5%
Consumer and Healthcare	400.8	394.9	(1.5)%
High Tech and Manufacturing	399.8	409.2	2.3%
Net revenue	1,089.1	1,105.5	1.5%
Business held for sale	(4.9)	—	NM*
Net revenues (excluding business held for sale)	$1,084.2	$1,105.5	2.0%
*Not Meaningful

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 4.5% in the second quarter of 2023 compared to the second quarter of 2022, largely due to the ramp-up of services for insurance clients and continued strong demand for our digital solutions, partially offset by a reduction in discretionary project spending by existing clients. Net revenues from our Consumer and Healthcare segment decreased by 1.5% in the second quarter of 2023 compared to the second quarter of 2022, largely driven by the impact of lengthening deal cycles in the second quarter of 2023 as well as our recent divestiture of the business that was previously classified as held for sale, partially offset by demand for our technology-enabled finance and accounting process improvement solutions. Net revenues from our High Tech and Manufacturing segment increased by 2.3% in the second quarter of 2023 compared to the second quarter of 2022, largely driven by supply chain engagements and ramp-ups of recently signed client deals, partially offset by a reduction in deal scope for a large client. Net revenues from "Business held for sale" in the table above represents revenues from the business previously classified as held for sale with effect from April 1, 2022 as part of a series of strategic actions we took in 2022 to focus our business on the areas where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 8 “Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

With effect from January 1, 2023, we have modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for the three months ended June 30, 2022 to present comparable segment information. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $715.5 million in the second quarter of 2023, up $1.2 million, or 0.2%, from $714.3 million in the second quarter of 2022. The increase in cost of revenue in the second quarter of 2023 compared to the second quarter of 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth and (ii) wage inflation. This increase was largely offset by (i) lower consulting expenses, (ii) lower depreciation and amortization expense and (iii) an employee severance charge taken as part of our restructuring recorded in the second quarter of 2022, while no corresponding charge was recorded in the second quarter of 2023. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin increased from 34.4% in the second quarter of 2022 to 35.3% in the second quarter of 2023. The increase in gross margin was primarily due to the year-over-year impact of an employee severance charge taken as part of our restructuring in 2022 as well as the favorable impact of foreign exchange and a more profitable revenue mix compared to the second quarter of 2022. We also recorded a loss on the business previously classified as held for sale in cost of revenue in the second quarter of 2022, while no corresponding charge was recorded in the second quarter of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 21.4% in the second quarter of 2022 to 20.8% in the second quarter of 2023. SG&A expenses were $229.4 million in the second quarter of 2023, down $3.7 million, or (1.6)%, from $233.1 million in the second quarter of 2022. The decrease in SG&A expenses was primarily due to an employee severance charge recorded in the second quarter of 2022 as part of our restructuring, while no corresponding charge was recorded in the second quarter of 2023, partially offset by an increase in our sales and marketing spend and travel related expenses in the second quarter of 2023 compared to the second quarter of 2022.

Amortization of acquired intangibles. Amortization of acquired intangibles was $8.3 million in the second quarter of 2023, down $2.6 million, or 24.2%, from $10.9 million in the second quarter of 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $5.0 million in the second quarter of 2023, compared to other operating expense (net of income) of $21.2 million in the second quarter of 2022. The $26.2 million increase in other operating income/expense was primarily due to a charge of $20.3 million related to the abandonment of various office premises and an impairment charge of $1.4 million related to tangible assets, both of which were taken as part of the restructuring in the second quarter of 2022, while no such charge was recorded in the second quarter of 2023. The increase also reflects the impact of a gain recorded in the second quarter of 2023 upon the successful termination of a lease that was abandoned as part of the restructuring in the second quarter of 2022, while no corresponding gain was recorded in the second quarter of 2022.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 10.1% in the second quarter of 2022 to 14.2% in the second quarter of 2023. Income from operations increased by $47.6 million from $109.7 million in the second quarter of 2022 to $157.3 million in the second quarter of 2023, primarily due to the restructuring in the second quarter of 2022 discussed above.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $1.8 million in the second quarter of 2023 compared to a net foreign exchange gain of $1.1 million in the second quarter of 2022.
The gain in the second quarter of 2023 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar during the second quarter of 2023. The gain in the second quarter of 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $12.1 million in the second quarter of 2023, up $0.9 million from $11.2 million in the second quarter of 2022, primarily due to a $3.7 million increase in interest expense, partially offset by a $2.8 million increase in interest income. Our interest income increased from $0.7 million in the second quarter of 2022 to $3.5 million in the second quarter of 2023, primarily due to higher interest rates on our deposits in the second quarter of 2023 compared to the second quarter of 2022. The increase in interest expense was largely due to (i) a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by lower drawdown of our revolving credit facility, and higher gains on interest rate swaps entered into to hedge interest rate exposure on our term loan in the second quarter of 2023 compared to the second quarter of 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in the second quarter of 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.7% in the second quarter of 2022 to 3.3% in the second quarter of 2023.
Other income (expense), net. Our other income (net of expense) was $3.4 million in the second quarter of 2023 compared to other expense (net of income) of $4.3 million in the second quarter of 2022. This change was primarily due to gains on changes in the fair value of assets in our deferred compensation plan in the second quarter of 2023 compared to losses in the second quarter of 2022.
Income tax expense. Our income tax expense was $34.1 million in the second quarter of 2023, up from $23.7 million in the second quarter of 2022, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 22.7% in the second quarter of 2023, down from 24.8% in the second quarter of 2022. The decrease in our ETR was primarily due to increased discrete benefits recorded in the second quarter of 2023 compared to second quarter of 2022.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.5% in the second quarter of 2023, up from 6.6% in the second quarter of 2022. Net income increased from $71.7 million in the second quarter of 2022 to $116.3 million in the second quarter of 2023, primarily due to higher income from operations and other income in the second quarter of 2023 compared to the second quarter of 2022. This increase was partially offset by higher income tax expense in the second quarter of 2023 compared to the second quarter of 2022.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $3.2 million from $182.8 million in the second quarter of 2022 to $186.0 million in the second quarter of 2023. Our AOI margin decreased from 16.9% in the second quarter of 2022 to 16.8% in the second quarter of 2023, largely due to investment activity related to resources for new large deals in the second quarter of 2023 compared to the second quarter of 2022.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses, (v) any loss or gain from businesses held for sale, including impairment charges, (vi) restructuring (income) expense, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI in the second quarter of 2022. No corresponding charge was recorded in the second quarter of 2023. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, management approved a plan to divest a business that was a part of our Consumer and Healthcare segment, which divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of this business as held for sale and have recorded net revenues and an operating loss of $4.9 million and $7.2 million, respectively, for the second quarter of 2022. The sale of the business previously classified as held for sale was completed in the first quarter of 2023. Accordingly, there was no revenue or operating loss from the business previously classified as held for sale in the second quarter of 2023. For additional information, see Note 8— "Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2022 and 2023:

	Three months ended June 30,
	2022	2023
	(dollars in millions)
Net income	$71.7	$116.3
Foreign exchange (gains) losses, net	(1.1)	(1.8)
Interest (income) expense, net	11.2	12.1
Income tax expense	23.7	34.1
Stock-based compensation	20.4	21.8
Amortization and impairment of acquired intangible assets	10.9	8.3
Restructuring (income) expense	38.8	(4.9)
Operating loss from the business classified as held for sale	7.2	—
Adjusted income from operations	$182.8	$186.0

The following table sets forth our AOI by segment for the three months ended June 30, 2022 and 2023:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$40.3	$46.7	15.9%
Consumer and Healthcare	60.3	59.0	(2.2)%
High Tech and Manufacturing	75.2	69.6	(7.4)%
Total reportable segment	175.8	175.3	(0.3)%
Others	(0.2)	10.7	NM*
Total	175.6	186.0	5.9%
Operating loss from the business classified as held for sale	7.2	—	NM*
Adjusted income from operations	182.8	186.0	1.7%
*Not Meaningful

AOI of our Financial Services segment increased to $46.7 million in the second quarter of 2023 from $40.3 million in the second quarter of 2022, primarily due to higher revenues, improved efficiency and an additional benefit from the allocation of foreign currency gains. AOI of our Consumer and Healthcare segment decreased to $59.0 million in the second quarter of 2023 from $60.3 million in the second quarter of 2022, largely due to lower revenues and increased investments made in additional resources for new deals in the second quarter of 2023 compared to the second quarter of 2022, partially offset by an additional benefit from the allocation of foreign currency gains. AOI of our High Tech and

Manufacturing segment decreased to $69.6 million in the second quarter of 2023 from $75.2 million in the second quarter of 2022, primarily driven by lower revenue from digital operations services and increased investments made in certain client deals, partially offset by improved efficiency and an additional benefit from the allocation of foreign currency gains. With effect from January 1, 2023, we modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance.

Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for the three months ended June 30, 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to our segments for management’s internal reporting purposes. See Note 19—“Segment reporting” and Note 8—"Assets and liabilities held for sale" under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six months ended June 30, 2023 Compared to the Six months ended June 30, 2022
Net revenues. Our net revenues were $2,194.8 million in the first half of 2023, up $37.3 million, or 1.7%, from $2,157.6 million in the first half of 2022. The growth in our net revenues was primarily driven from demand for our Data-Tech-AI services.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, euro, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 3.3% in the first half of 2023 compared to the first half of 2022 on a constant currency2 basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 4.9% to approximately 119,500 in the first half of 2023 from approximately 113,900 in the first half of 2022.

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$955.3	986.0	3.2%
Digital Operations	1,202.3	1,208.9	0.5%
Total net revenues	$2,157.6	$2,194.8	1.7%

Net revenues from Data-Tech-AI services in the first half of 2023 were 986.0 million, up $30.7 million, or 3.2%, from $955.3 million in the first half of 2022. This increase was largely driven by growth in our supply chain management and sales and commercial services as well as an increase in revenue from automating core client finance and accounting processes in the first half of 2023 compared to the first half of 2022.

Net revenues from Digital Operations services in the first half of 2023 were $1,208.9 million, up $6.6 million, or 0.5%, from $1,202.3 million in the first half of 2022, primarily due to continued ramp-ups from existing relationships as well as recently signed client deals.

Revenues by segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	563.0	599.9	6.6%
Consumer and Healthcare	802.4	780.5	(2.7)%
High Tech and Manufacturing	792.2	814.4	2.8%
Net revenues	2,157.6	2,194.8	1.7%
Business held for sale	(4.9)	(0.5)	(90.0)%
Net revenues (excluding business held for sale)	$2,152.7	$2,194.4	1.9%

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 6.6% in the first half of 2023 compared to the first half of 2022, largely due to continued demand for our risk management services, which leverage data and analytics, as well as our digital solutions involving automation of back-office processes, partially offset by an incremental decline in client spending on short-cycle, discretionary technology projects. Net revenues from our Consumer and Healthcare segment decreased by 2.7% in the first half of 2023 compared to the first half of 2022, largely driven by lengthening large deal cycles during the second half of 2022, lower Data-Tech-AI services revenue and the impact of our recent divestiture of the business that was previously classified as held for sale. Net revenues from our High Tech and Manufacturing segment increased by 2.8% in the first half of 2023 compared to the first half of 2022, largely driven by continued ramp-ups of existing client relationships as well as recently signed client deals and client demand for our sales and commercial and supply chain management engagements, partially offset by a change in the deal scope for a large client in the High-Tech vertical. Net revenues from "Business held for sale" in the table above represent revenues from a business previously classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

With effect from January 1, 2023, we have modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for the first half of 2022 to present comparable segment information. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $1,434.6 million in the first half of 2023, up $34.3 million, or 2.5%, from $1,400.2 million in the first half of 2022. The increase in our cost of revenue in the first half of 2023 compared to the first half of 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) higher talent replacement costs as well as wage inflation, (iii) severance costs related to workforce reductions driven by lower expected levels of discretionary work, and (iv) higher travel related expenses in the first half of 2023 compared to the first half of 2022. This increase was partially offset by a decrease in depreciation and amortization, infrastructure expenses and consulting expenses. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin decreased from 35.1% in the first half of 2022 to 34.6% in the first half of 2023. The decrease in gross margin was primarily due to higher talent replacement costs, higher wage inflation, higher-than-normal severance costs and higher travel related expenses in the first half of 2023 compared to the first half of 2022. This increase in costs was partially offset by lower depreciation and amortization expense, the favorable impact of foreign currency exchange rates and a loss on the business previously classified as held for sale recorded in the first half of 2022, while no corresponding charge was recorded in the first half of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 21.8% in the first half of 2022 to 20.3% in the first half of 2023. SG&A expenses were $445.9 million in the first half of 2023, down $24.5 million, from $470.4 million in the first half of 2022. The decrease in SG&A expenses was primarily due to the timing of investments that will ramp up throughout the remainder of the year, the impact of the divestiture of the business we previously classified as held for sale, an employee severance charge as part of our restructuring recorded in the first half of 2022, while no corresponding charge was recorded in the first half of 2023, and overall G&A leverage in the first half of 2023 compared to the first half of 2022, partially offset by an increase in travel related expenses.

Amortization of acquired intangibles. Amortization of acquired intangibles was $16.5 million in the first half of 2023, down $5.7 million, or 25.6%, from the first half of 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.

Other operating (income) expense, net. Other operating income (net of expense) was $4.6 million in the first half of 2023 compared to other operating expense (net of income) of $21.2 million in the first half of 2022. The $25.8 million increase in other operating expense/income was due to a charge of $20.3 million related to the abandonment of various office premises and an impairment charge of $1.4 million related to tangible assets, both of which were taken as part of a restructuring charge in the first half of 2022 with no corresponding charges recorded in the first half of 2023, and a gain on the termination of an abandoned lease in the first half of 2023 with no corresponding gain recorded in the first half of 2022. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.3% in the first half of 2022 to 13.8% in the first half of 2023. Income from operations increased by $58.9 million from $243.6 million in the first half of 2022 to $302.4 million in the first half of 2023, primarily due to lower SG&A expenses, lower amortization of acquired intangible assets and the impact in the second quarter of 2022 of a restructuring charge as discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $0.7 million in the first half of 2023 compared to the net foreign exchange gain of $5.4 million in the first half of 2022. The gain in the first half of 2023 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar during the first half of 2023. The gain in the first half of 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $21.8 million in the first half of 2023, down $1.5 million from $23.3 million in the first half of 2022, primarily due to a $5.8 million increase in interest income, partially offset by a $4.3 million increase in interest expense. Our interest income increased from $2.6 million in the first half of 2022 to $8.4 million in the first half of 2023 due to higher interest rates on our deposits in the first half of 2023 compared to the first half of 2022. The increase in interest expense was largely due to (i) higher drawdown of our revolving credit facility and a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by higher gains on interest rate swaps taken to hedge interest rate exposure under our term loan in the first half of 2023 compared to the first half of 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in the first half of 2023 compared to the first half of 2022. This increase in interest expense was partially offset by lower interest in the first half of 2023 compared to the first half of 2022 due to the repayment in April 2022 of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.8% in the first half of 2022 to 3.3% in the first half of 2023.
Other income (expense), net. Our other income (net of expense) was $7.5 million in the first half of 2023 compared to other expense (net of income) of $4.7 million in the first half of 2022. This change was largely attributable to losses on changes in the fair value of assets in our deferred compensation plan in the first half of 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in the first half of 2023.
Income tax expense. Our income tax expense was $66.5 million in the first half of 2023, up from $53.2 million in the first half of 2022, due to higher pre-tax income, representing an ETR of 23.0% in the first half of 2023, down from 24.1% in the first half of 2022. The decrease in our ETR was primarily due to an increase in discrete benefits recorded in the first half of 2023 compared to the first half of 2022.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.1% in the first half of 2023, up from 7.8% in the first half of 2022. Net income increased by $54.5 million from $167.8 million in the first half of 2022 to $222.4 million in the first half of 2023, primarily due to lower SG&A expenses, lower amortization of acquired intangible assets and the impact of the restructuring charge in the first half of 2022 discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $22.1 million from $342.8 million in the first half of 2022 to $365.0 million in the first half of 2023. Our AOI margin increased to 16.6% in the first half of 2023 from 15.9% in the first half of 2022, largely due to the timing of our sales and marketing and research and development investments, which we expect to ramp up during the remainder of 2023, as well as general operating leverage. AOI and associated AOI margin for the first half of 2022 included the loss recorded in the first quarter of 2022 on the business classified as held for sale during the first half of 2022, while such loss was excluded from our AOI margin in the first half of 2023. In calculating our AOI margin for the first half of 2022, we adjusted total net revenues to exclude revenues from the business classified as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring (income) expense, (vi) any business held for sale, (vii) interest (income) expense, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the first half of 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million in the second quarter of 2022, which was excluded from AOI in the first half of 2022. No corresponding charge was recorded in the first half of 2023. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the first half of 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. We have classified the assets and liabilities of this business as held for sale and have recorded net revenues of $4.9 million and $0.5 million in the first half of 2022 and 2023, respectively, and a loss of $7.2 million and $1.2 million in the first half of 2022 and 2023, respectively. The sale of this business was completed in the first quarter of 2023. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the six months ended June 30, 2022 and 2023:

	Six months ended June 30,
	2022	2023
	(dollars in millions)
Net income	$167.8	$222.4
Foreign exchange (gains) losses, net	(5.4)	(0.7)
Interest (income) expense, net	23.3	21.8
Income tax expense	53.2	66.5
Stock-based compensation	35.7	41.5
Amortization and impairment of acquired intangible assets	22.2	16.5
Restructuring (income) expense	38.8	(4.9)
Operating loss from the business classified as held for sale	7.2	1.2
Loss on the sale of business classified as held for sale	—	0.8
Adjusted income from operations	$342.8	$365.1

The following table sets forth our AOI by segment for the six months ended June 30, 2022 and 2023:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	66.7	92.3	38.3%
Consumer and Healthcare	115.6	115.3	(0.3)%
High Tech and Manufacturing	145.3	133.9	(7.8)%
Total reportable segment	327.6	341.5	4.2%
Others	8.0	22.3	179.3%
Total	335.6	363.8	8.4%
Loss relating to business held for sale	7.2	1.2	(83.4)%
Adjusted income from operations	$342.8	$365.1	6.5%

AOI of our Financial Services segment increased to $92.3 million in the first half of 2023 from $66.7 million in the first half of 2022, primarily due to higher revenues, improved efficiency and an additional benefit from the allocation of foreign currency gains. Additionally, in the first half of 2022, we made certain investments in additional resources for new deals. AOI of our Consumer and Healthcare segment was largely flat from $115.6 million in the first half of 2022 to $115.3 million in the first half of 2023, primarily due to higher investments in resources, higher talent replacement costs, lower revenues and the impact of wage inflation, largely offset by an additional benefit from the allocation of foreign currency gains and the absence in the first half of 2023 of any loss from the business previously classified as held for sale as was recorded in the first quarter of 2022. AOI of our High Tech and Manufacturing segment decreased from $145.3 million in the first half of 2022 to $133.9 million in the first half of 2023, primarily due to lower revenues from digital operations and investments made in certain client deals, partially offset by an additional benefit from the allocation of foreign currency gains. With effect from January 1, 2023, we modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance.

Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for the first half of 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business previously classified as held for sale. See Note 8—"Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2022 and June 30, 2023 is presented below:

	As of December 31, 2022	As of June 30, 2023	Percentage Change Increase/(Decrease)
	(dollars in millions)		2023 vs. 2022
Cash and cash equivalents	$646.8	$491.3	(24.0)%
Short-term borrowings	151.0	103.0	(31.8)%
Long-term debt due within one year	26.1	26.1	—%
Long-term debt other than the current portion	1,249.2	1,236.7	(1.0)%
Genpact Limited total shareholders’ equity	$1,826.2	$1,932.9	5.8%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 10, 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing an annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of our common shares. On March 23, 2022 and June 24, 2022, we paid a dividend of $0.125 per share, amounting to $23.1 and $22.9 million in the aggregate, to shareholders of record as of March 10, 2022 and June 10, 2022, respectively.

On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per common share in 2022, payable to holders of our common shares. On March 24, 2023 and June 26, 2023, we paid a dividend of $0.1375 per share, amounting to $25.3 and $25.0 million in the aggregate, to shareholders of record as of March 10, 2023 and June 9, 2023, respectively.

As of June 30, 2023, $488.8 million of our $491.3 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $9.1 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.5 million of retained earnings. $479.7 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $474.5 million remained available as of June 30, 2023. Since our share repurchase program was initially authorized in 2015, we have repurchased 55,992,366 of our common shares at an average price of $31.71 per share, for an aggregate purchase price of $1,775.5 million.

During the six months ended June 30, 2023, we repurchased 3,828,084 of our common shares on the open market at a weighted average price of $39.31 per share for an aggregate cash amount of $$150.5 million. During the six months ended June 30, 2022, we repurchased 3,439,952 of our common shares on the open market at a weighted average price of $44.19 per share for an aggregate cash amount of $152.0 million. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$(11.9)	$137.4	(1,249.8)%
Investing activities	(29.0)	(45.9)	58.2%
Financing activities	(357.2)	(257.7)	(27.9)%
Net decrease in cash and cash equivalents	$(398.2)	$(166.3)	(58.2)%

Cash flows used for operating activities.  Net cash provided by operating activities was $137.4 million in the six months ended June 30, 2023 compared to net cash used for operating activities of $11.9 million in the six months ended June 30, 2022. This increase in cash provided by operating activities is primarily due to (i) a $54.5 million increase in net income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and (ii) a $122.1 million decrease in operating assets and liabilities driven by lower investments in accounts receivable due to improved sequential days sales outstanding in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, lower tax payments (net of refunds) and vendor related payments, partially offset by higher payments for statutory dues and payroll taxes in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase in cash provided by operating activities was partially offset by a $27.2 million reduction in non-cash expense, primarily due to the write-down of operating lease right-of-use assets and other assets as part of our restructuring in the six months ended June 30, 2022 with no corresponding charge recorded in the six months ended June 30, 2023, and lower depreciation and amortization expense, partially offset by an increase in allowance for credit losses and stock-based compensation expense in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cash flows used for investing activities. Our net cash used for investing activities was $45.9 million in the six months ended June 30, 2023 compared to $29.0 million in the six months ended June 30, 2022. Cash used for the divestiture of a business previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the six months ended June 30, 2023, with no corresponding payments in 2022. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets was $3.3 million lower in the six months ended June 30, 2023 than in the six months ended June 30, 2022.

Cash flows used for financing activities. Our net cash used for financing activities was $257.7 million in the six months ended June 30, 2023 compared to cash used for financing activities of $357.2 million in the six months ended June 30, 2022. This change was primarily due to (i) lower repayments of borrowings (net of proceeds), amounting to $61.3 million in the six months ended June 30, 2023 compared to $117.0 million in the six months ended June 30, 2022, (ii) higher proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $31.9 million in the six months ended June 30, 2023 compared to $8.4 million in the six months ended June 30, 2022, (iii) lower payments for stock purchased and retired (including payments of expenses and taxes related to stock repurchase activity), amounting to $150.5 million in the six months ended June 30, 2023 compared to $152.1 million in the six months ended June 30, 2022, (iv) lower payments for the net settlement of stock-based awards, amounting to $18.3 million in the six months ended June 30, 2023 compared to $44.5 million in the six months ended June 30, 2022, (v) higher dividend payments amounting to $50.3 million in the six months ended June 30, 2023 compared to $46.1 million in the six months ended June 30, 2022, and (vi) a payment of earn-out consideration amounting to $2.4 million in the six months ended June 30, 2023 with no corresponding payment in the six months ended June 30, 2022.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the quarter ended June 30, 2023, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and June 30, 2023, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.4 million, respectively, was $528.4 million and $515.3 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and June 30, 2023, the limits available under such facilities were $22.9 million and $23.7 million, respectively, of which $5.4 million and $9.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2022 and June 30, 2023, a total of $153.7 million and $105.7 million, respectively, of our revolving credit facility was utilized, of which $151.0 million and $103.0 million, respectively, constituted funded drawdown and $2.7 million and $2.7 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2023, we were party to interest rate swaps covering a total notional amount of $418 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and June 30, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.1 million and $0.8 million, was $398.9 million and $399.2 million, respectively, which is payable on December 1, 2024.
Genpact Luxembourg and Genpact USA, both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and June 30, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.0 million and $1.7 million, respectively, was $348.0 million and $348.3 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2022 and June 30, 2023, we have a revolving accounts receivable-based facility of $100.0 million and $75.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2022 and June 30, 2023 was $33.0 million and $45.6 million, respectively. The principal amount outstanding against this facility as of December 31, 2022 and June 30, 2023 was $33.0 million and $45.6 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and six months ended June 30, 2022 and 2023 was $0.1 million and $0.5 million, respectively, and $0.2 million and $0.9 million, respectively.
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
Other Liquidity and Capital Resources Information

As of December 31, 2022 and June 30, 2023, we have purchase commitments, net of capital advances, of $18.0 million and $12.6 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 24—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of December 31, 2022 and June 30, 2023, we have operating and finance lease commitments of $330.1 million and $287.7 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of June 30, 2023, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $399.2 million and $348.3 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2022	Six months ended June 30, 2023
	(dollars in millions)
Net revenues	$141.3	$95.8
Gross profit	141.3	95.8
Net income	72.3	57.6

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2022	Six months ended June 30, 2023
	(dollars in millions)
Royalty income	$—	$0.7
Revenue from services	141.3	95.1
Interest income (expense), net	36.9	22.8
Other income /(expense), net	25.2	(0.9)

Summarized Balance Sheets	Year ended December 31, 2022	Six months ended June 30, 2023
	(dollars in millions)
Assets
Current assets	$2,181.4	$2,274.1
Non-current assets	178.3	226.0

Liabilities
Current liabilities	$3,639.6	$3,824.5
Non-current liabilities	1,749.2	1,736.9

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	Year ended December 31, 2022	Six months ended June 30, 2023
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$62.1	$52.7
Loans receivable	1,420.3	1,605.3
Investment in debentures/bonds	193.3	—
Others	453.1	557.1

Non-current assets
Investment in debentures/bonds	$—	$—
Others	79.5	51.6

Liabilities
Current liabilities
Loans payable	$2,805.8	$2,931.7
Others	620.2	822.0

Non-Current liabilities
Loans payable	$500.0	$500.0

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2023, we were party to interest rate swaps covering a total notional amount of $418 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.

We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2023 was $0.4 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2023	—	—	—	594,924,017
May 1-May 31, 2023	1,799,080	37.51	1,799,080	527,435,189
June 1-June 30, 2023	1,398,399	37.89	1,398,399	474,453,005
Total	3,197,479	37.68	3,197,479
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2023.

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
Date: August 9, 2023
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer