Form 10-Q
period 2023-09-30
Genpact LTD
filed 2023-11-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2023
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
Yes ☐ No ☒
As of November 2, 2023, there were 181,412,399 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2022	As of September 30, 2023
Assets
Current assets
Cash and cash equivalents		$646,765	$541,004
Accounts receivable, net of allowance for credit losses of $20,442 and $20,493 as of December 31, 2022 and September 30, 2023, respectively	4	994,755	1,054,491
Prepaid expenses and other current assets	7	137,972	274,057
Total current assets		$1,779,492	$1,869,552

Property, plant and equipment, net	9	180,758	179,678
Operating lease right-of-use assets		198,366	176,663
Deferred tax assets	23	135,483	137,606
Intangible assets, net	10	89,715	61,805
Goodwill	10	1,684,196	1,677,804
Contract cost assets	20	216,670	197,129
Other assets, net of allowance for credit losses of $3,198 and $3,612 as of December 31, 2022 and September 30, 2023, respectively		304,134	298,536
Total assets		$4,588,814	$4,598,773

Liabilities and equity
Current liabilities
Short-term borrowings	11	$151,000	$55,000
Current portion of long-term debt	12	26,136	26,149
Accounts payable		35,809	26,659
Income taxes payable	23	45,306	131,208
Accrued expenses and other current liabilities	13	791,007	689,733
Operating leases liability		54,063	50,209
Total current liabilities		$1,103,321	$978,958

Long-term debt, less current portion	12	1,249,153	1,230,425
Operating leases liability		190,398	159,019
Deferred tax liabilities	23	4,176	3,815
Other liabilities	14	215,608	217,103
Total liabilities		$2,762,656	$2,589,320

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 182,924,416 and 181,412,399 issued and outstanding as of December 31, 2022 and September 3o, 2023, respectively		1,823	1,809
Additional paid-in capital		1,777,453	1,856,230
Retained earnings		780,007	893,613
Accumulated other comprehensive income (loss)		(733,125)	(742,199)
Total equity		$1,826,158	$2,009,453
Commitments and contingencies	24
Total liabilities and equity		$4,588,814	$4,598,773

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2022	2023	2022	2023
Net revenues	20	$1,111,037	$1,135,792	$3,268,627	$3,330,635
Cost of revenue		717,219	732,962	2,117,437	2,167,524
Gross profit		$393,818	$402,830	$1,151,190	$1,163,111
Operating expenses:
Selling, general and administrative expenses		231,436	229,731	701,828	675,642
Amortization of acquired intangible assets	10	10,604	7,497	32,805	24,009
Other operating (income) expense, net	21	20,937	(91)	42,157	(4,665)
Income from operations		$130,841	$165,693	$374,400	$468,125
Foreign exchange gains (losses), net		3,867	2,975	9,312	3,698
Interest income (expense), net	22	(13,399)	(13,255)	(36,691)	(35,020)
Other income (expense), net		(235)	(508)	(4,902)	6,947
Income before income tax expense		$121,074	$154,905	$342,119	$443,750
Income tax expense	23	25,231	37,312	78,427	103,804
Net income		$95,843	$117,593	$263,692	$339,946
Earnings per common share	18
Basic		$0.52	$0.65	$1.43	$1.86
Diluted		$0.51	$0.64	$1.40	$1.83
Weighted average number of common shares used in computing earnings per common share	18
Basic		183,312,013	181,399,897	184,456,047	182,808,518
Diluted		187,399,204	183,801,791	188,274,420	185,737,729

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Net income	$95,843	$117,593	$263,692	$339,946
Other comprehensive income:
Currency translation adjustments	(71,092)	(30,391)	(179,933)	(21,283)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	(14,198)	(10,677)	(23,056)	10,963
Retirement benefits, net of taxes	374	201	1,920	1,246
Other comprehensive income (loss)	(84,916)	(40,867)	(201,069)	(9,074)
Comprehensive income (loss)	$10,927	$76,726	$62,623	$330,872

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2022	183,483,736	$1,830	$1,716,895	$702,219	$(670,506)	$1,750,438
Issuance of common shares on exercise of options (Note 16)	60,000	—	1,573	—	—	1,573
Issuance of common shares under the employee stock purchase plan (Note 16)	71,499	1	3,022	—	—	3,023
Net settlement on vesting of restricted share units (Note 16)	19,992	—	(421)	—	—	(421)
Stock repurchased and retired (Note 17)	(627,092)	(6)	—	(30,005)	—	(30,011)
Expenses related to stock repurchased (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	19,202	—	—	19,202
Comprehensive income (loss):
Net income (loss)	—	—	—	95,843	—	95,843
Other comprehensive income (loss)	—	—	—	—	(84,916)	(84,916)
Dividend ($0.125 per common share, Note 17)	—	—	—	(22,873)	—	(22,873)
Balance as of September 30, 2022	183,008,135	$1,825	$1,740,271	$745,172	$(755,422)	$1,731,846

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2022
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 16)	110,000	1	2,955	—	—	2,956
Issuance of common shares under the employee stock purchase plan (Note 16)	253,377	3	10,083	—	—	10,086
Net settlement on vesting of restricted share units (Note 16)	74,934	1	(422)	—	—	(421)
Net settlement on vesting of performance units (Note 16)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 17)	(4,067,044)	(40)	—	(181,971)	—	(182,011)
Expenses related to stock repurchased (Note 17)	—	—	—	(81)	—	(81)
Stock-based compensation expense (Note 16)	—	—	54,894	—	—	54,894
Comprehensive income (loss):
Net income (loss)	—	—	—	263,692	—	263,692
Other comprehensive income (loss)	—	—	—	—	(201,069)	(201,069)
Dividend ($0.3750 per common share, Note 17)	—	—	—	(68,942)	—	(68,942)
Balance as of September 30, 2022	183,008,135	$1,825	$1,740,271	$745,172	$(755,422)	$1,731,846

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864
Issuance of common shares under the employee stock purchase plan (Note 16)	80,650	1	2,709	—	—	2,710
Net settlement on vesting of restricted share units (Note 16)	13,645	1	(218)	—	—	(217)
Stock-based compensation expense (Note 16)	—	—	22,314	—	—	22,314
Comprehensive income (loss):
Net income (loss)	—	—	—	117,593	—	117,593
Other comprehensive income (loss)	—	—	—	—	(40,867)	(40,867)
Dividend ($0.1375 per common share, Note 17)	—	—	—	(24,944)	—	(24,944)
Balance as of September 30, 2023	181,412,399	$1,809	$1,856,230	$893,613	$(742,199)	$2,009,453

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 16)	1,287,280	13	25,424	—	—	25,437
Issuance of common shares under the employee stock purchase plan (Note 16)	255,123	3	9,198	—	—	9,201
Net settlement on vesting of restricted share units (Note 16)	361,389	4	(8,648)	—	—	(8,644)
Net settlement on vesting of performance units (Note 16)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 17)	(3,828,084)	(38)	—	(150,433)	—	(150,471)
Expenses related to stock repurchased, including taxes (Note 17)	—	—	—	(677)	—	(677)
Stock-based compensation expense (Note 16)	—	—	63,850	—	—	63,850
Comprehensive income (loss):
Net income (loss)	—	—	—	339,946	—	339,946
Other comprehensive income (loss)	—	—	—	—	(9,074)	(9,074)
Dividend ($0.4125 per common share, Note 17)	—	—	—	(75,230)	—	(75,230)
Balance as of September 30, 2023	181,412,399	$1,809	$1,856,230	$893,613	$(742,199)	$2,009,453

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2022	2023
Operating activities
Net income	$263,692	$339,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,169	54,410
Amortization of debt issuance costs	1,825	1,473
Amortization of acquired intangible assets	32,805	24,009
Write-down of intangible assets and property, plant and equipment	1,377	—
Impairment charge on intangible assets and goodwill held-for-sale	21,426	—
Write-down of operating right-of-use assets and other assets	20,307	—
Loss on the sale of the business classified as held for sale (refer to Note 8)	—	802
Allowance for credit losses	1,045	5,081
Unrealized loss on revaluation of foreign currency assets/liabilities	2,150	1,283
Stock-based compensation expense	54,894	63,850
Deferred tax benefit	(7,655)	(7,092)
Others, net	323	1,512
Change in operating assets and liabilities:
Increase in accounts receivable	(121,038)	(73,400)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(57,940)	(110,227)
Increase (decrease) in accounts payable	6,755	(9,196)
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(132,524)	(80,694)
Increase in income taxes payable	58,431	87,149
Net cash provided by operating activities	$214,042	$298,906
Investing activities
Purchase of property, plant and equipment	(35,312)	(37,330)
Payment for internally generated intangible assets (including intangibles under development)	(2,972)	(2,569)
Proceeds from sale of property, plant and equipment	58	21
(Payment)/ refund for business acquisitions, net of cash acquired	973	(682)
Payment for divestiture of business	—	(19,510)
Net cash used for investing activities	$(37,253)	$(60,070)
Financing activities
Repayment of finance lease obligations	(10,305)	(9,168)
Repayment of long-term debt	(375,500)	(19,875)
Proceeds from short-term borrowings	250,000	148,000
Repayment of short-term borrowings	(50,000)	(244,000)
Proceeds from issuance of common shares under stock-based compensation plans	13,042	34,638
Payment for net settlement of stock-based awards	(44,942)	(19,687)
Payment of earn-out consideration	(2,437)	(2,399)
Dividend paid	(68,942)	(75,230)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(182,092)	(150,548)
Net cash used for financing activities	$(471,176)	$(338,269)
Net decrease in cash and cash equivalents	(294,387)	(99,433)
Effect of exchange rate changes	(86,391)	(6,328)
Cash and cash equivalents at the beginning of the period	899,458	646,765
Cash and cash equivalents at the end of the period	$518,680	$541,004
Supplementary information
Cash paid during the period for interest	$30,430	$31,551
Cash paid during the period for income taxes, net of refund	$114,343	$123,395
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 127,000 employees serving clients in key industry verticals from more than 35 countries.

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

The following recently released accounting standard has not yet been adopted by the Company:

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This ASU requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions

(a) Hoodoo Digital, LLC

On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,721. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 on the closing date, which was subsequently recovered. The Company made measurement period adjustments of $1,688 related to taxes during the year ended December 31, 2022. The Company paid $682 to the sellers in the first quarter of 2023, and no portion of the purchase consideration is outstanding as of September 30, 2023. This acquisition furthered the Company’s strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expanded the Company’s existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2022	Nine months ended September 30, 2023
Opening balance as of January 1	$24,329	$20,442
Additions (net), charged to income statement	2,096	4,667
Deductions/effect of exchange rate fluctuations	(5,983)	(4,616)
Closing balance	$20,442	$20,493

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Accounts receivable, net of allowance for credit losses (Continued)

Accounts receivable were $1,015,197 and $1,074,984, and allowances for credit losses were $20,442 and $20,493, resulting in net accounts receivable balances of $994,755 and $1,054,491 as of December 31, 2022 and September 30, 2023, respectively. As of December 31, 2022, the Company reclassified accounts receivable amounting to $2,341 as assets held for sale. See Note 8 for additional information.

In addition, deferred billings were $64,735 and $82,349 and allowances for credit losses on deferred billings were $3,198 and $3,612, resulting in net deferred billings balances of $61,537 and $78,737 as of December 31, 2022 and September 30, 2023, respectively.

During the nine months ended September 30, 2022 and 2023, the Company recorded a release of $513 and a charge of $414, respectively, and for the three months ended September 30, 2022 and 2023, charges of $326 and $267, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “other assets” in the Company’s consolidated balance sheet as of December 31, 2022 and September 30, 2023.

The Company has a revolving accounts receivable-based facility of $100,000 and $75,000 as of December 31, 2022 and September 30, 2023, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2022 and September 3o, 2023 was $33,030 and $45,594, respectively. The principal amount outstanding against this facility as of December 31, 2022 and September 30, 2023 was $33,030 and $38,942, respectively. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2022 and 2023 was $146 and $454, respectively, and $304 and $1,368, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2022 and September 30, 2023:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of September 30, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$23,069	$—	$23,069	$—
Deferred compensation plan assets (Note a, e)	46,944	—	—	46,944
Total	$70,013	$—	$23,069	$46,944
Liabilities
Derivative instruments (Note b, c)	17,766	—	17,766	—
Deferred compensation plan liability (Note b, f)	46,332	—	—	46,332
Total	$64,098	$—	$17,766	$46,332

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2022 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Opening balance	$5,406	$—	$5,406	$2,517
Payments made on earn-out consideration	(2,437)	—	(2,437)	(2,399)
Change in fair value of earn-out consideration (Note a)	(452)	—	(452)	(118)
Closing balance	$2,517	$—	$2,517	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2022 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Opening balance	$38,422	$47,975	$38,584	$40,261
Additions (net of redemption)	725	555	8,610	3,752
Change in fair value of deferred compensation plan assets (Note a)	(1,964)	(1,586)	(10,011)	2,931
Closing balance	$37,183	$46,944	$37,183	$46,944

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2022 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Opening balance	$37,833	$47,313	$38,007	$39,654
Additions (net of redemption)	727	555	8,611	3,752
Change in fair value of deferred compensation plan liabilities (Note a)	(1,977)	(1,536)	(10,035)	2,926
Closing balance	$36,583	$46,332	$36,583	$46,332

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,587,500	$1,720,500	$(25,581)	$(2,339)
United States Dollars (sell) Mexican Peso (buy)	24,000	54,750	1,079	1,617
United States Dollars (sell) Philippines Peso (buy)	79,200	102,300	(828)	(1,629)
Euro (sell) United States Dollars (buy)	182,163	168,663	480	4,916
Singapore Dollars (buy) United States Dollars (sell)	50,956	50,956	166	(922)
Euro (sell) Romanian Leu (buy)	51,115	50,779	848	608
Japanese Yen (sell) Chinese Renminbi (buy)	8,185	25,758	(327)	1,956
United States Dollars (sell) Chinese Renminbi (buy)	41,000	43,500	605	(2,039)
Pound Sterling (sell) United States Dollars (buy)	32,594	21,659	1,113	524
United States Dollars (sell) Hungarian Font (buy)	12,000	35,000	828	(1,090)
Australian Dollars (sell) Indian Rupees (buy)	87,513	98,181	(452)	3,655
United States Dollars (Sell) Polish Zloty (buy)	24,000	44,500	1,372	(1,445)
Japanese Yen (sell) United States Dollars (buy)	10,000	7,000	(1,134)	580
Israeli Shekel (sell) United States Dollars (buy)	3,000	—	3	—
South African Rand (sell) United States Dollars (buy)	21,000	27,000	(1,652)	1,023
United States Dollars (Sell) Brazilian Real (buy)	—	4,000	—	(126)
United States Dollars (Sell) Costa Rica Colon (buy)	—	13,000	—	344
Pound Sterling (buy) United States Dollar (Sell)	—	29,734	—	(330)
Interest rate swaps (floating to fixed)	432,248	—	6,350	—
			$(17,130)	$5,303

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023
Assets
Prepaid expenses and other current assets	$17,531	$14,366	$2,151	$2,894
Other assets	$2,005	$5,809	$—	$—

Liabilities
Accrued expenses and other current liabilities	$23,662	$10,199	$11,495	$4,958
Other liabilities	$3,660	$2,554	$—	$55

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2022 and September 30, 2023 was $530 and $409, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2022			2023
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$8,284	$(3,078)	$5,206	$21,297	$(5,368)	$15,928
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(2,274)	(153)	(2,427)	3,595	(946)	2,649
Changes in fair value of effective portion of outstanding derivatives, net	(19,328)	2,703	(16,625)	(9,872)	1,843	(8,028)
Gain (loss) on cash flow hedging derivatives, net	(17,054)	2,856	(14,198)	(13,467)	2,789	(10,677)
Closing balance	$(8,770)	$(222)	$(8,992)	$7,830	$(2,579)	$5,251

	Nine months ended September 30,
	2022			2023
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(2,551)	(423)	(2,974)	10,622	(2,698)	7,924
Changes in fair value of effective portion of outstanding derivatives, net	(28,789)	2,759	(26,030)	25,707	(6,820)	18,887
Gain (loss) on cash flow hedging derivatives, net	(26,238)	3,182	(23,056)	15,085	(4,122)	10,963
Closing balance	$(8,770)	$(222)	$(8,992)	$7,830	$(2,579)	$5,251

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023		2022	2023	2022	2023
Forward foreign exchange contracts	$(22,264)	$(9,809)	$(42,948)	$24,076	Revenue	$1,089	$(222)	$2,269	$1,007
Interest rate swaps	$2,936	$(63)	$14,159	$1,631	Cost of revenue	(3,334)	2,199	(2,284)	1,301
					Selling, general and administrative expenses	(566)	325	(116)	212
					Interest expense	537	1,293	(2,420)	8,102
	$(19,328)	$(9,872)	$(28,789)	$25,707		$(2,274)	$3,595	$(2,551)	$10,622

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2022 and 2023, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2022	2023	2022	2023
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(12,705)	$(5,689)	$(29,649)	$8,034
		$(12,705)	$(5,689)	$(29,649)	$8,034

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2022	As of September 30, 2023
Advance income and non-income taxes	$38,382	$159,890
Contract asset (Note 20)	11,613	16,239
Prepaid expenses	39,952	48,573
Derivative instruments	19,682	17,260
Employee advances	3,299	5,049
Deposits	5,372	3,270
Advances to suppliers	953	1,000
Others	18,719	22,776
Total	$137,972	$274,057

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

The Company completed the sale of the Business in February 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. No corresponding loss was recorded in the nine months ended September 30, 2022 or the three months ended September 30, 2023. The loss on the sale of business classified as held for sale has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 21 for additional information.

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2022	As of September 30, 2023
Property, plant and equipment, gross	$766,365	$768,056
Less: Accumulated depreciation and amortization	(585,607)	(588,378)
Property, plant and equipment, net	$180,758	$179,678

Depreciation expense on property, plant and equipment for the three months ended September 30, 2022 and 2023 was $13,442 and $12,198, respectively, and for the nine months ended September 30, 2022 and 2023 was $42,102 and $37,466, respectively. Computer software amortization for the three months ended September 30, 2022 and 2023 was $1,192 and $664, respectively, and for the nine months ended September 30, 2022 and 2023 was $3,874 and $2,060, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2022 and the nine months ended September 30, 2023:

	For the year ended December 31, 2022	For the nine months ended September 30, 2023
Opening balance	1,731,027	1,684,196
Impact of measurement period adjustments	1,817	—
Classified as held for sale	(1,625)	—
Effect of exchange rate fluctuations	(47,023)	(6,392)
Closing balance	1,684,196	1,677,804

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	421,257	611,120	698,650	1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Classified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(12,692)	(16,877)	(17,454)	(47,023)
Closing balance	408,736	592,907	682,553	1,684,196

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	(1,784)	(2,318)	(2,290)	(6,392)
Closing balance	406,952	590,589	680,263	1,677,804

As of December 31, 2022, the Company reclassified goodwill (before impairment) amounting to $1,625 attributable to its Consumer and Healthcare segment as assets held for sale. See Note 8 for additional information.

The total amount of goodwill deductible for tax purposes was $291,377 and $270,108 as of December 31, 2022 and September 30, 2023, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2022			As of September 30, 2023
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$473,997	$411,706	$62,291	$471,485	$427,813	$43,672
Marketing-related intangible assets	97,831	83,253	14,578	97,628	87,112	10,516
Technology-related intangible assets	126,406	113,560	12,846	128,438	120,821	7,617
	$698,234	$608,519	$89,715	$697,551	$635,746	$61,805

As of December 31, 2022, the Company reclassified certain intangible assets with a gross carrying value of $40,538 and accumulated amortization of $16,989 to assets held for sale. See Note 8 for additional information.

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended September 30, 2022 and 2023 were $10,604 and $7,497, respectively, and for the nine months ended September 30, 2022 and 2023 were $32,805 and $24,009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended September 30, 2022 and 2023 were $2,595 and $2,092, respectively, and for the nine months ended September 30, 2022 and 2023 were $12,264 and $6,465, respectively.

During the three and nine months ended September 30, 2022 and 2023, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $1,377 and $0 for the nine months ended September 30, 2022 and 2023. There was no corresponding expense recorded in the three months ended September 30, 2022 and 2023. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below presents the impairment charges on intangibles and goodwill and write-downs on property, plant and equipment recorded for various categories of assets during the three and nine months ended September 30, 2022 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Technology-related intangibles	$19,116	$—	$19,116	$—
Customer-related intangibles	685	—	685	—
Goodwill	1,625	—	1,625	—
Total intangibles and goodwill	$21,426	$—	$21,426	$—
Property, plant and equipment	$—	$—	$1,377	$—
Total property, plant and equipment	$—	$—	$1,377	$—
Total impairment and write-down	$21,426	$—	$22,803	$—

11. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and September 30, 2023, the limits available were $22,882 and $21,526, respectively, of which $5,392 and $9,133, respectively, was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Short-term borrowings (Continued)

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc., a wholly-owned subsidiary of the Company (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2022 and September 30, 2023. As of December 31, 2022 and September 30, 2023, a total of $153,658 and $56,627, respectively, was utilized, of which $151,000 and $55,000, respectively, constituted funded drawdown and $2,658 and $1,627, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2022 and September 30, 2023, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
12. Long-term debt (Continued)

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2023, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and September 30, 2023, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,622 and $1,348, was $528,378 and $508,777, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of September 30, 2023 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of September 30, 2023, net of debt amortization expense, is as follows:

Year ending	Amount
2023	$6,535
2024	26,153
2025	26,173
2026	26,192
2027	423,724
Total	$508,777

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2022 and September 30, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,119 and $683, was $398,881 and $399,317, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2022 and September 30, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,970 and $1,520, respectively, was $348,030 and $348,480, respectively, which is payable on April 10, 2026.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Long-term debt (Continued)

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2023, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2022	As of September 30, 2023
Credit facility, net of amortization expenses	$528,378	$508,777
3.375% 2019 Senior Notes, net of debt amortization expenses	398,881	399,317
1.750% 2021 Senior Notes, net of debt amortization expenses	348,030	348,480
Total	$1,275,289	$1,256,574
Current portion	26,136	26,149
Non-current portion	1,249,153	1,230,425
Total	$1,275,289	$1,256,574

13. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2022	As of September 30, 2023
Accrued expenses	$126,680	$144,807
Accrued employee cost	293,934	269,860
Earn-out consideration	2,517	—
Statutory liabilities	82,912	65,033
Retirement benefits	1,725	1,709
Compensated absences	25,101	29,801
Derivative instruments	35,157	15,157
Contract liabilities (Note 20)	160,625	114,444
Finance leases liability	15,585	11,823
Other liabilities	46,771	37,099
	$791,007	$689,733
As of December 31, 2022, the Company reclassified certain accrued expenses and other current liabilities amounting to $1,147 to liabilities held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2022	As of September 30, 2023
Accrued employee cost	$14,120	$7,510
Retirement benefits	10,694	11,511
Compensated absences	43,474	50,311
Derivative instruments	3,660	2,609
Contract liabilities (Note 20)	56,157	52,718
Finance leases liability	11,802	7,638
Others	75,701	84,806
	$215,608	$217,103
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

Net defined benefit plan costs for the three and nine months ended September 30, 2022 and 2023 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Service costs	$3,505	$3,781	$10,804	$11,290
Interest costs	1,424	1,750	4,394	5,221
Amortization of actuarial loss	178	166	550	500
Expected return on plan assets	(1,457)	(1,261)	(4,502)	(3,781)
Net defined benefit plan costs	$3,650	$4,436	$11,246	$13,230

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans
During the three and nine months ended September 30, 2022 and 2023, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
India	$11,015	$12,369	$32,629	$35,407
U.S.	5,060	4,976	16,968	15,199
U.K.	4,676	4,295	16,398	14,457
China	6,772	6,787	20,003	20,309
Other regions	4,351	4,851	13,728	14,952
Total	$31,874	$33,278	$99,726	$100,324

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

The liability for the deferred compensation plan was $39,654 and $46,332 as of December 31, 2022 and September 30, 2023, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $40,261 and $46,944 as of December 31, 2022 and September 30, 2023, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

During the three months ended September 30, 2022 and 2023, the change in the fair value of Plan assets was $(1,964) and $(1,586), respectively, and during the nine months ended September 30, 2022 and 2023, the change in the fair value of Plan assets was $(10,011) and $2,931, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended September 30, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $1,977 and $(1,536), respectively, and during the nine months ended September 30, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $(10,035) and $2,926, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended September 30, 2022 and September 30, 2023 were $18,873 and $22,007, respectively, and for the nine months ended September 30, 2022 and September 30, 2023 were $53,712 and $62,692, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2022. No options were granted in the nine months ended September 30, 2023.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)
The Company granted options covering 475,695 common shares in the nine months ended September 30, 2022.

Nine months ended September 30, 2022
Dividend yield	0.96%
Expected life (in months)	84
Risk-free rate of interest	1.71%
Volatility	26.29%
A summary of stock option activity during the nine months ended September 30, 2023 is set out below:

	Nine Months Ended September 30, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	(53,990)	43.94	—	—
Exercised	(1,287,280)	19.76	—	28,482
Outstanding as of September 30, 2023	6,087,198	35.63	5.7	25,623
Vested as of September 30, 2023 and expected to vest thereafter (Note a)	5,821,250	35.18	5.7	25,518
Vested and exercisable as of September 30, 2023	3,250,442	30.30	4.6	20,444
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2023, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $11,730, which will be recognized over the weighted average remaining requisite vesting period of 2.5 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2023 is set out below:

	Nine Months Ended September 30, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	42.97
Granted	1,009,772	43.05
Vested (Note a)	(308,542)	42.63
Forfeited	(70,910)	42.87
Outstanding as of September 30, 2023	1,209,942	43.13
Expected to vest (Note b)	1,098,694

(a)308,542 RSUs vested during the nine months ended September 30, 2023 in respect of which 201,016 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2023.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

199,297 RSUs vested in the year ended December 31, 2022, in respect of which 120,858 shares were issued during the nine months ended September 30, 2023 after withholding shares to the extent of minimum statutory withholding taxes.
39,633 RSUs vested in the year ended December 31, 2021, in respect of which 39,515 shares were issued during the nine months ended September 30, 2023 after withholding shares to the extent of minimum statutory withholding taxes.

As of September 30, 2023, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $33,114, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

The fair value of each 2023 PU granted to employees was estimated on the date of grant using the following valuation assumptions:

	Nine months ended September 30, 2023
Dividend yield	1.22%	—	1.52%
Expected life (years)	2.54	—	2.80
Risk-free rate for expected life	3.80%	—	4.44%
Volatility for expected life	24.03%	—	24.71%

A summary of PU activity during the nine months ended September 30, 2023 is set out below:

	Nine Months Ended September 30, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	44.07	3,570,951
Granted	986,891	43.99	2,368,538
Vested (Note a)	(647,549)	42.53	(647,549)
Forfeited	(310,792)	44.13	(351,054)
Adjustment upon final determination of level of performance goal achievement (Note b)	96,668	44.50	96,668
Outstanding as of September 30, 2023	3,696,169	44.32	5,037,554
Expected to vest (Note c)	3,356,263

(a)647,549 PUs vested during the nine months ended September 30, 2023, in respect of which 412,275 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2023.
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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of September 30, 2023, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $61,380, which will be recognized over the weighted average remaining requisite vesting period of 1.7 years.

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

During the nine months ended September 30, 2022 and 2023, 253,377 and 255,123 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended September 30, 2022 and 2023 was $329 and $307, respectively, and for the nine months ended September 30, 2022 and 2023 was $1,182 and $1,158, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

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

During the nine months ended September 30, 2022 and 2023, the Company repurchased 4,067,044 and 3,828,084 of its common shares, respectively, on the open market at a weighted average price of $44.75 and $39.31 per share, respectively, for an aggregate cash amount of $182,012 and $150,471, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2022 and 2023, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $81 and $677, respectively.

$474,453 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2023. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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

On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, June 26, 2023 and September 26, 2023, the Company paid a dividend of $0.1375 per share, amounting to $25,255 $25,031 and $24,944 in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023 and September 8, 2023, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,757,114 and 2,213,546 for the nine months ended September 30, 2022 and 2023, respectively, and 2,667,958 and 2,389,358 for the three months ended September 30, 2022 and 2023, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Net income	$95,843	$117,593	$263,692	$339,946
Weighted average number of common shares used in computing basic earnings per common share	183,312,013	181,399,897	184,456,047	182,808,518
Dilutive effect of stock-based awards	4,087,191	2,401,894	3,818,373	2,929,211
Weighted average number of common shares used in computing dilutive earnings per common share	187,399,204	183,801,791	188,274,420	185,737,729
Earnings per common share
Basic	$0.52	$0.65	$1.43	$1.86
Diluted	$0.51	$0.64	$1.40	$1.83

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
With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, the Company has recast the segment revenue and adjusted income from operations of its reportable segments for the three and nine months ended September 30, 2022 to present comparable segment information. Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	134,849	160,751	295,600	45,446
Consumer and Healthcare	190,233	211,505	401,738	55,570
High Tech and Manufacturing	184,648	229,051	413,699	75,763
Net revenues	509,730	601,307	1,111,037
Business held for sale (refer to Note (a) below and Note 8)			(3,932)	7,069
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			1,107,105
Others				4,971
Total AOI				188,819
Stock-based compensation				(19,202)
Amortization and impairment of acquired intangible assets (other than included above)				(10,516)
Foreign exchange gains (losses), net				3,867
Interest income (expense), net				(13,399)
Business held for sale (refer to Note (a) below and Note 8)				(7,069)
Impairment charge on assets classified as held for sale (refer to Note (b) below and Note 8)				(21,426)
Income tax expense				(25,231)
Net income				95,843

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	126,342	187,145	313,487	52,991
Consumer and Healthcare	177,011	216,908	393,919	62,299
High Tech and Manufacturing	196,342	232,044	428,386	83,102
Net revenues	499,695	636,097	1,135,792
Others				(3,398)
Total AOI				194,994
Stock-based compensation				(22,314)
Amortization and impairment of acquired intangible assets (other than included above)				(7,495)
Foreign exchange gains (losses), net				2,975
Interest income (expense), net				(13,255)
Income tax expense				(37,312)
Net income				117,593

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	386,689	471,882	858,571	112,163
Consumer and Healthcare	553,866	650,244	1,204,110	171,218
High Tech and Manufacturing	524,464	681,482	1,205,946	221,021
Net revenues	1,465,019	1,803,608	3,268,627
Business held for sale (refer to Note (a) below and Note 8)			(8,843)	14,291
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			3,259,784
Others				12,940
Total AOI				531,633
Stock-based compensation				(54,894)
Amortization and impairment of acquired intangible assets (other than included above)				(32,709)
Foreign exchange gains (losses), net				9,312
Interest income (expense), net				(36,691)
Business held for sale (refer to Note (a) below and Note 8)				(14,291)
Impairment charge on assets classified as held for sale (refer to Note (b) below and Note 8)				(21,426)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				(38,815)
Income tax expense				(78,427)
Net income				263,692

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	381,867	531,543	913,410	145,291
Consumer and Healthcare	538,686	635,747	1,174,433	177,581
High Tech and Manufacturing	565,109	677,683	1,242,792	217,014
Net revenues	1,485,662	1,844,973	3,330,635
Business held for sale (refer to Note (a) below and Note 8)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			3,330,145
Others				18,859
Total AOI				559,946
Stock-based compensation				(63,850)
Amortization and impairment of acquired intangible assets (other than included above)				(23,895)
Foreign exchange gains (losses), net				3,698
Interest income (expense), net				(35,020)
Restructuring (expense) / income (refer to Note (b) below and Note 25)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 8)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 8)				(802)
Income tax expense				(103,804)
Net income				339,946

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Data-Tech-AI	$509,730	$499,695	$1,465,019	$1,485,662
Digital Operations	601,307	636,097	1,803,608	1,844,973
Net revenues	$1,111,037	$1,135,792	$3,268,627	$3,330,635

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
The following table shows the details of the Company’s contract balances:

	As of December 31, 2022	As of September 30, 2023
Contract assets (Note a)	$18,347	$30,032
Contract liabilities (Note b)
Deferred transition revenue	$128,726	$114,217
Advance from customers	$88,056	$52,945

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

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2022 and 2023 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended September 30, 2022 and 2023 that was included in the Company's contract liabilities balance at the beginning of the period was $63,762 and $55,007, respectively, and the amount of revenue recognized during the nine months ended September 30, 2022 and 2023 that was included in the Company's contract liabilities balance at the beginning of the period was $129,046 and $140,379, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2023:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$167,162	$114,444	$41,346	$10,712	$660

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$29,186	$198,401	$37,556	$156,231	$32,296	$206,498	$34,805	$181,865
Closing balance	28,718	189,419	38,411	158,718	28,718	189,419	38,411	158,718
Amortization	6,632	23,767	7,446	20,354	19,220	66,180	22,012	68,460

As of December 31, 2022, the Company reclassified certain contract cost assets amounting to $1,247 to assets held for sale. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Write-down of intangible assets and property, plant and equipment	—	—	1,377	—
Impairment charge on intangible assets and goodwill held-for-sale	21,426	—	21,426	—
Write-down of operating right-of-use assets and other assets	—	—	20,307	—
Loss on the sale of business classified as held for sale (refer to Note 8)	—	—	—	802
Gain on termination of lease (refer to Note 25)	—	—	—	(4,874)
Other operating (income) expense	(489)	(91)	(953)	(593)
Other operating (income) expense, net	$20,937	$(91)	$42,157	$(4,665)

*See Notes 8, 10 and 25 for additional information about other operating (income) expense, net for the three and nine months ended September 30, 2022 and 2023.
22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Interest income	$1,440	$4,582	$4,042	$13,005
Interest expense	(14,839)	(17,837)	(40,733)	(48,025)
Interest income (expense), net	$(13,399)	$(13,255)	$(36,691)	$(35,020)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 24.1% for the three months ended September 30, 2023, up from 20.8% for the three months ended September 30, 2022. The increase in the Company’s ETR in the three months ended September 30, 2023 is primarily due to higher tax expense resulting from changes in the jurisdictional mix of the Company’s income and an increase in the income tax rates in certain jurisdictions.

The Company’s ETR was 23.4% for the nine months ended September 30, 2023, up from 22.9% for the nine months ended September 30, 2022. The increase in the Company’s ETR is primarily due to higher tax expense from a change in the jurisdictional mix of the Company’s income and an increase in the income tax rates in certain jurisdictions, partially offset by higher discrete benefits recorded in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Income taxes (Continued)

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2023:

Nine months ended September 30, 2023
Opening balance at January 1	$25,430
Increase related to prior year tax positions, including recorded in acquisition accounting	251
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(1,030)
Decrease related to settlements with taxing authorities	(170)
Effect of exchange rate changes	(47)
Closing balance at September 30	$24,434

As of December 31, 2022 and September 30, 2023, the Company had unrecognized tax benefits amounting to $25,430 and $24,434, respectively, which, if recognized, would impact the Company’s ETR.

As of December 31, 2022 and September 30, 2023, the Company had accrued $2,871 and $3,068, respectively, in interest and $374 and $372, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2022 and the nine months ended September 30, 2023, the Company recognized approximately $(2,583) and $149, respectively, in interest related to income taxes.

24. Commitments and contingencies

 Capital commitments

As of December 31, 2022 and September 30, 2023, the Company has committed to spend $17,972 and $17,869, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $8,050 and $10,760 as of December 31, 2022 and September 30, 2023, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

Certain units of the Company’s Indian subsidiaries are established as Software Technology Parks of India units or Special Economic Zone (“SEZ”) units under the relevant regulations issued by the Government of India. These units are exempt from customs and other duties on imported and indigenous capital goods, stores and spares. SEZ units are also exempt from the Indian Goods and Services Tax (“GST”) that was introduced in India in 2017. The Company has undertaken to pay taxes and duties, if any, in respect of capital goods, stores, spares and services consumed duty-free, in the event that certain terms and conditions are not fulfilled.

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

(b) The Indian taxing authorities (“ITA”) had initiated proceedings to examine the availability of a tax exemption claimed by the Company in respect of exports of services and related refunds under the GST regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA took the position that the services provided are local services, which interpretation, if correct, would have made the service tax and GST exemption on exports unavailable to the Company in respect of such services. The Government of India has since issued an administrative circular which supports the Company’s position. Further, in the fourth quarter of 2022, the Punjab and Haryana High Court (the "High Court") ruled in favor of the Company in respect of this issue, and the ITA did not appeal the High Court's ruling, which has become final. Similarly, separate proceedings initiated in respect of the service tax regime have also been decided in the Company's favor by the High Court. All of Company’s past refunds under dispute have been approved by the ITA. The Company believes that these proceedings have been conclusively settled in the Company's favor and accordingly, no reserve is provided with respect to this matter as of September 30, 2023.

(c) The ITA have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $111,356, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of the transaction undertaken in 2015, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA have filed an appeal challenging this most recent decision of the Tribunal before the Delhi High Court. Based on the foregoing, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no reserve has been provided with respect to this matter as of September 30, 2023.

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

In the second quarter of 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring described above. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874. There was no incremental restructuring charge in the third quarter of 2023.

26. Subsequent events
Dividend
On October 26, 2023, the Company announced that its Board of Directors has declared a dividend for the fourth quarter of 2023 of $0.1375 per common share, which is payable on December 22, 2023 to shareholders of record as of the close of business on December 8, 2023. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—"Risk Factors" in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics;
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
•ongoing and recent geopolitical conflicts, such as between Russia and Ukraine and Hamas and Israel, and future actions that may be taken by the United States and other countries in response;
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. In the third quarter of 2023, there was continued economic and geopolitical uncertainty in many markets around the world, including with respect to wage inflation, the possibility of slowing global economic growth and increased volatility in foreign currency exchange rates, which impacted and may continue to impact our business.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response, including the imposition of sanctions, as well as the rapidly developing conflict between Hamas and Israel, have contributed to and may continue to exacerbate supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have operations in Ukraine or Russia, it is difficult to anticipate the future impacts of the Ukraine-Russia conflict on our business or our clients’ businesses. We have limited operations and are closely monitoring the situation in Israel. To date, we do not believe that the conflicts between Russia and Ukraine and Hamas and Israel, or the economic or political impacts of these conflicts, have had a material impact on our business, financial position or operations, but we continue to closely monitor these conflicts.
For additional information about the risks we face in relation to macroeconomic uncertainty and geopolitical conflicts, including Russia's invasion of Ukraine, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 127,000 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2023, we recorded net revenues of $1,135.8 million, of which $499.7 million, or 44.0%, was from Data-Tech-AI services, with the remaining $636.1 million, or 56.0%%, from Digital Operations services.
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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2022 and 2023.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2022	2023	2022	2023	2023 vs. 2022	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$509.7	$499.7	$1,465.0	1,485.7	(2.0)%	1.4%
Digital Operations	601.3	636.1	1,803.6	1,845.0	5.8%	2.3%
Net revenues	$1,111.0	$1,135.8	$3,268.6	$3,330.6	2.2%	1.9%
Cost of revenue	717.2	733.0	2,117.4	2,167.5	2.2%	2.4%
Gross profit	393.8	402.8	1,151.2	1,163.1	2.3%	1.0%
Gross profit margin	35.4%	35.5%	35.2%	34.9%
Operating expenses
Selling, general and administrative expenses	231.4	229.7	701.8	675.6	(0.7)%	(3.7)%
Amortization of acquired intangible assets	10.6	7.5	32.8	24.0	(29.3)%	(26.8)%
Other operating (income) expense, net	20.9	(0.1)	42.2	(4.7)	(100.4)%	(111.1)%
Income from operations	130.8	165.7	374.4	468.1	26.6%	25.0%
Income from operations as a percentage of net revenues	11.8%	14.6%	11.5%	14.1%
Foreign exchange gains (losses), net	3.9	3.0	9.3	3.7	(23.1)%	(60.3)%
Interest income (expense), net	(13.4)	(13.3)	(36.7)	(35.0)	(1.1)%	(4.6)%
Other income (expense), net	(0.2)	(0.5)	(4.9)	6.9	116.2%	(241.7)%
Income before income tax expense	121.1	154.9	342.1	443.8	27.9%	29.7%
Income tax expense	25.2	37.3	78.4	103.8	47.9%	32.4%
Net income	$95.8	$117.6	$263.7	$339.9	22.7%	28.9%
Net income as a percentage of net revenues	8.6%	10.4%	8.1%	10.2%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net revenues. Our net revenues were $1,135.8 million in the third quarter of 2023, up $24.8 million, or 2.2%, from $1,111.0 million in the third quarter of 2022.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, South African rand, Chinese yuan, euro, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 2.2% in the third quarter of 2023 compared to the third quarter of 2022 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 8.2% to approximately 126,000 in the third quarter of 2023 from approximately 116,400 in the third quarter of 2022.

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$509.7	$499.7	(2.0)%
Digital Operations	601.3	636.1	5.8%
Net revenues	$1,111.0	$1,135.8	2.2%

Net revenues from Data-Tech-AI services in the third quarter of 2023 were $499.7 million, down $10.0 million, or 2.0%, from $509.7 million in the third quarter of 2022. This decline was largely due to incremental pressure related to client short-cycle discretionary tech spending that escalated in our Financial Services and Consumer and Healthcare segments in the third quarter of 2023 compared to the third quarter of 2022.

Net revenues from Digital Operations services in the third quarter of 2023 were $636.1 million, up $34.8 million, or 5.8%, from $601.3 million in the third quarter of 2022, primarily due to continued ramp-ups related to recent large wins.
Revenues by segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$295.6	$313.5	6.1%
Consumer and Healthcare	401.7	393.9	(1.9)%
High Tech and Manufacturing	413.7	428.4	3.6%
Net revenue	1,111.0	1,135.8	2.2%
Business held for sale	(3.9)	—	NM*
Net revenues (excluding business held for sale)	$1,107.1	$1,135.8	2.6%
*Not Meaningful

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 6.1% in the third quarter of 2023 compared to the third quarter of 2022, largely due to large deal ramp-ups, partially offset by a reduction in discretionary spending on technology services by existing clients in the third quarter of 2023 compared to the third quarter of 2022. Net revenues from our Consumer and Healthcare segment decreased by 1.9% in the third quarter of 2023 compared to the third quarter of 2022, largely driven by reduced client spending on short-cycle, digital marketing projects and discretionary technology services in the third quarter of 2023 compared to the third quarter of 2022 as well as the impact of the recent divestiture of the business we had previously classified as held for sale. Net revenues from our High Tech and Manufacturing segment increased by 3.6% in the third quarter of 2023 compared to the third quarter of 2022, largely driven by ramp-ups of recently signed client deals, partially offset by the impact of a reduction in deal scope for a large client in early 2023. Net revenues from "Business held for sale" in the table above represents revenues from the business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of strategic actions we took in 2022 to focus our business on the areas where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 8 “Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

With effect from January 1, 2023, we have modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for the three months ended September 30, 2022 to present comparable segment information. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $733.0 million in the third quarter of 2023, up $15.8 million, or 2.2%, from $717.2 million in the third quarter of 2022. The increase in cost of revenue in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth and (ii) wage inflation. This increase was largely offset by (i) lower consulting expenses, (ii) lower depreciation and amortization expense and (iii) improved operating leverage in the third quarter of 2023 compared to the third quarter of 2022.

Gross margin. Our gross margin increased from 35.4% in the third quarter of 2022 to 35.5% in the third quarter of 2023. The increase in gross margin was primarily due to the favorable impact of foreign exchange and better utilization of our resources in the third quarter of 2023 compared to the third quarter of 2022. This increase was partially offset by wage inflation in the third quarter of 2023 compared to the third quarter of 2022.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 20.8% in the third quarter of 2022 to 20.2% in the third quarter of 2023. SG&A expenses were $229.7 million in the third quarter of 2023, down $1.7 million, or (0.7)%, from $231.4 million in the third quarter of 2022. The decrease in SG&A expenses was primarily due to lower consulting charges and more controlled spending on support functions in the third quarter of 2023 compared to the third quarter of 2022 as well as the impact of a reversal of allowances for credit losses in the third quarter of 2023. This decrease was partially offset by an increase in our sales and marketing spend and travel related expenses in the third quarter of 2023 compared to the third quarter of 2022.

Amortization of acquired intangibles. Amortization of acquired intangibles was $7.5 million in the third quarter of 2023, down $3.1 million, or 29.3%, from $10.6 million in the third quarter of 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.1 million in the third quarter of 2023, compared to other operating expense (net of income) of $20.9 million in the third quarter of 2022. The $21.0 million change in other operating income/expense was primarily due to an impairment charge of $21.4 million in the third quarter of 2022 related to assets classified as held for sale, while no corresponding charge was recorded in the third quarter of 2023. For additional information, see Note 8—“Assets and liabilities held for sale” under Part I, Item 1 —“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.8% in the third quarter of 2022 to 14.6% in the third quarter of 2023. Income from operations increased by $34.9 million from $130.8 million in the third quarter of 2022 to $165.7 million in the third quarter of 2023, primarily due to a higher gross margin in the third quarter of 2023 compared to the third quarter of 2022 and an impairment charge on assets classified as held for sale in the third quarter of 2022 with no corresponding charge recorded in the third quarter of 2023.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.0 million in the third quarter of 2023 compared to a net foreign exchange gain of $3.9 million in the third quarter of 2022. The gain in the third quarter of 2023 and the third quarter of 2022 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $13.3 million in the third quarter of 2023, down $0.1 million from $13.4 million in the third quarter of 2022, primarily due to a $3.1 million increase in interest income, largely offset by a $3.0 million increase in interest expense. Our interest income increased from $1.4 million in the third quarter of 2022 to $4.6 million in the third quarter of 2023, primarily due to higher interest rates on larger deposits in the third quarter of 2023 compared to the third quarter of 2022. The increase in interest expense was largely due to (i) a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by lower drawdown of our revolving credit facility, and higher gains on interest rate swaps entered into to hedge interest rate exposure on our term loan in the third quarter of 2023 compared to the third quarter of 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in the third quarter of 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.0% in the third quarter of 2022 to 4.1% in the third quarter of 2023.
Other income (expense), net. Our other expense (net of income) was $0.5 million in the third quarter of 2023 compared to other expense (net of income) of $0.2 million in the third quarter of 2022. This change was primarily due to a decrease in losses on changes in the fair value of assets in our deferred compensation plan in the third quarter of 2023 compared to the third quarter of 2022.
Income tax expense. Our income tax expense was $37.3 million in the third quarter of 2023, up from $25.2 million in the third quarter of 2022, representing an effective tax rate (“ETR”) of 24.1% in the third quarter of 2023, up from 20.8% in the third quarter of 2022. The increase in our ETR in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to higher tax expense resulting from changes in the jurisdictional mix of our income and increases in income tax rates in certain jurisdictions.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.4% in the third quarter of 2023, up from 8.6% in the third quarter of 2022. Net income increased from $95.8 million in the third quarter of 2022 to $117.6 million in the third quarter of 2023, primarily due to higher income from operations, partially offset by higher income tax expense in the third quarter of 2023 compared to the third quarter of 2022.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $6.2 million from $188.8 million in the third quarter of 2022 to $195.0 million in the third quarter of 2023. Our AOI margin increased from 17.1% in the third quarter of 2022 to 17.2% in the third quarter of 2023, largely due to improved operational efficiencies in the third quarter of 2023 compared to the third quarter of 2022.
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

During the second quarter of 2022, management approved a plan to divest a business that was a part of our Consumer and Healthcare segment, which divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of this business as held for sale and recorded net revenues and a loss of $3.9 million and $7.1 million, respectively, for the third quarter of 2022. We also recorded an impairment charge of $21.4 million in the third quarter of 2022 on assets classified as held for sale. The loss and impairment charge were excluded from AOI in the third quarter of 2022. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. Accordingly, there was no revenue or operating loss from the business we had previously classified as held for sale in the third quarter of 2023. For additional information, see Note 8— "Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2022 and 2023:

	Three months ended September 30,
	2022	2023
	(dollars in millions)
Net income	$95.8	$117.6
Foreign exchange (gains) losses, net	(3.9)	(3.0)
Interest (income) expense, net	13.4	13.3
Income tax expense	25.2	37.3
Stock-based compensation	19.2	22.3
Amortization and impairment of acquired intangible assets	10.5	7.5
Impairment charge on assets classified as held for sale	21.4	—
Operating loss from the business classified as held for sale	7.1	—
Adjusted income from operations	$188.8	$195.0

The following table sets forth our AOI by segment for the three months ended September 30, 2022 and 2023:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	$45.4	$53.0	16.6%
Consumer and Healthcare	55.6	62.3	12.1%
High Tech and Manufacturing	75.8	83.1	9.7%
Total reportable segment	176.8	198.4	12.2%
Others	5.0	(3.4)	NM*
Total	181.8	195.0	7.3%
Operating loss from the business classified as held for sale	7.1	—	NM*
Adjusted income from operations	188.8	195.0	3.3%
*Not Meaningful

AOI of our Financial Services segment increased to $53.0 million in the third quarter of 2023 from $45.4 million in the third quarter of 2022, primarily due to higher revenues, improved efficiency and the net favorable impact of allocating foreign exchange gains/(losses) and resource costs in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, partially offset by the impact of wage inflation. AOI of our Consumer and Healthcare segment increased to $62.3 million in the third quarter of 2023 from $55.6 million in the third quarter of 2022, largely due to improved efficiencies, the net favorable impact of allocating foreign exchange gains/(losses) and resource costs, and the absence of any loss in the three months ended September 30, 2023 from the business we had previously classified as held for sale, partially offset by lower revenues, the impact of wage inflation and increased investments made in additional resources for new deals in the third quarter of 2023. AOI of our High Tech and Manufacturing segment increased to $83.1 million in the third quarter of 2023 from $75.8 million in the third quarter of 2022, primarily driven by higher revenue, improved efficiency and the net favorable impact of allocating foreign exchange gains/(losses) and resource costs, partially offset by the impact of wage inflation. With effect from January 1, 2023, we modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance.

Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for the three months ended September 30, 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to our segments for management’s internal reporting purposes. See Note 19—“Segment reporting” and Note 8—"Assets and liabilities held for sale" under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine months ended September 30, 2023 Compared to the Nine months ended September 30, 2022
Net revenues. Our net revenues were $3,330.6 million in the nine months ended September 30, 2023, up $62.0 million, or 1.9%, from $3,268.6 million in the nine months ended September 30, 2022.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, South African rand, euro, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 2.9% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 on a constant currency2 basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 5.9% to approximately 121,600 in the nine months ended September 30, 2023 from approximately 114,800 in the nine months ended September 30, 2022.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Data-Tech-AI	$1,465.0	1,485.7	1.4%
Digital Operations	1,803.6	1,845.0	2.3%
Total net revenues	$3,268.6	$3,330.6	1.9%

Net revenues from Data-Tech-AI services in the nine months ended September 30, 2023 were $1,485.7 million, up $20.7 million, or 1.4%, from $1,465.0 million in the nine months ended September 30, 2022. This increase was largely driven by growth in our supply chain management services as well as an increase in revenue from automating core client finance and accounting processes, partially offset by a decline in spending on short-cycle discretionary technology services, particularly by clients in our Financial Services and Consumer and Healthcare segments, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net revenues from Digital Operations services in the nine months ended September 30, 2023 were $1,845.0 million, up $41.4 million, or 2.3%, from $1,803.6 million in the nine months ended September 30, 2022, primarily due to continued ramp-ups from existing client relationships as well as recently signed client deals.

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	858.6	913.4	6.4%
Consumer and Healthcare	1,204.1	1,174.4	(2.5)%
High Tech and Manufacturing	1,205.9	1,242.8	3.1%
Net revenues	3,268.6	3,330.6	1.9%
Business held for sale	(8.8)	(0.5)	(94.5)%
Net revenues (excluding business held for sale)	$3,259.8	$3,330.1	2.2%

Net revenues from our Financial Services segment increased by 6.4% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, largely due to continued demand for our underwriting and risk management services, which leverage data and analytics, as well as our digital solutions involving automation of back-office processes, partially offset by a decline in client spending on short-cycle, discretionary technology projects. Net revenues from our Consumer and Healthcare segment decreased by 2.5% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, largely driven by lengthening large deal cycles during the nine months ended September 30, 2023, lower Data-Tech-AI services revenue and the impact of the recent divestiture of the business that we had previously classified as held for sale. Net revenues from our High Tech and Manufacturing segment increased by 3.1% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, largely driven by recently signed large deals, continued ramp-ups of existing client relationships and client demand for our sales and commercial and supply chain management engagements, partially offset by a change in the deal scope for a large client in the High Tech vertical in early 2023. Net revenues from "Business held for sale" in the table above represent revenues from a business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

With effect from January 1, 2023, we have modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for the nine months ended September 30, 2022 to present comparable segment information. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $2,167.5 million in the nine months ended September 30, 2023, up $50.1 million, or 2.4%, from $2,117.4 million in the nine months ended September 30, 2022. The increase in our cost of revenue in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, and (iii) higher travel related expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was partially offset by a decrease in depreciation and amortization in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Gross margin. Our gross margin decreased from 35.2% in the nine months ended September 30, 2022 to 34.9% in the nine months ended September 30, 2023. The decrease in gross margin was primarily due to higher wage inflation, an increase in our headcount and higher travel related expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

This increase in costs was partially offset by lower depreciation and amortization expense, the favorable impact of foreign currency exchange rates and improved operating leverage in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as well as a higher loss recorded in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023 on the business we had previously classified as held for sale.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 21.5% in the nine months ended September 30, 2022 to 20.3% in the nine months ended September 30, 2023. SG&A expenses were $675.6 million in the nine months ended September 30, 2023, down $26.2 million from $701.8 million in the nine months ended September 30, 2022. The decrease in SG&A expenses was primarily due to controlled spending on support functions, the impact of the divestiture of the business we had previously classified as held for sale and an employee severance charge as part of our restructuring in the nine months ended September 30, 2022, with no corresponding charge recorded in the nine months ended September 30, 2023. This decrease was partially offset by an increase in travel related expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Amortization of acquired intangibles. Amortization of acquired intangibles was $24.0 million in the nine months ended September 30, 2023, down $8.8 million, or 26.8%, from the nine months ended September 30, 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.

Other operating (income) expense, net. Other operating income (net of expense) was $4.7 million in the nine months ended September 30, 2023 compared to other operating expense (net of income) of $42.2 million in the nine months ended September 30, 2022. The other operating expense (net of income) of $42.2 million in the nine months ended September 30, 2022 was primarily due to an impairment charge of $21.4 million in the nine months ended September 30, 2022 related to assets classified as held for sale (with no corresponding charge recorded in the nine months ended September 30, 2023), a charge of $20.3 million related to the abandonment of various office premises and an impairment charge of $1.4 million related to tangible assets, both of which were taken as part of a restructuring charge in the nine months ended September 30, 2022 with no corresponding charges recorded in the nine months ended September 30, 2023. Other operating income (net of expense) of $4.7 million in the nine months ended September 30, 2023 was primarily due to a gain on the termination of an abandoned lease in the nine months ended September 30, 2023 with no corresponding gain recorded in the nine months ended September 30, 2022. For additional information, see Note 8—" Assets and liabilities held for sale" and Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.5% in the nine months ended September 30, 2022 to 14.1% in the nine months ended September 30, 2023. Income from operations increased by $93.7 million from $374.4 million in the nine months ended September 30, 2022 to $468.1 million in the nine months ended September 30, 2023, primarily due to an impairment charge on assets classified as held for sale and the restructuring discussed above. For additional information, see Note 8—" Assets and liabilities held for sale" and Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.7 million in the nine months ended September 30, 2023 compared to a net foreign exchange gain of $9.3 million in the nine months ended September 30, 2022. The gain in both periods resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $35.0 million in the nine months ended September 30, 2023, down $1.7 million from $36.7 million in the nine months ended September 30, 2022, primarily due to a $9.0 million increase in interest income, partially offset by a $7.3 million increase in interest expense. Our interest income increased from $4.0 million in the nine months ended September 30, 2022 to $13.0 million in the nine months ended September 30, 2023 due to higher interest rates on larger deposits in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in interest expense was largely due to (i) a higher average benchmark-based rate on our revolving credit facility and term loan, partially offset by lower drawdown of our revolving credit facility and higher gains on interest rate swaps taken to hedge interest rate exposure under our term loan in the nine months ended September 30,2023 compared to the nine months ended September 30, 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

This increase in interest expense was partially offset by lower interest on notes outstanding in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the repayment in April 2022 of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.9% in the nine month ended September 30, 2022 to 3.5% in the nine months ended September 30, 2023.

Other income (expense), net. Our other income (net of expense) was $6.9 million in the nine months ended September 30, 2023 compared to other expense (net of income) of $4.9 million in the nine months ended September 30, 2022. This change was largely attributable to losses on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2022 compared to gains on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2023.
Income tax expense. Our income tax expense was $103.8 million in the nine months ended September 30, 2023, up from $78.4 million in the nine months ended September 30, 2022, representing an ETR of 23.4% in the nine months ended September 30, 2023, up from 22.9% in the nine months ended September 30, 2022. The increase in our ETR was primarily due to higher tax expense from changes in the jurisdictional mix of our income and increases in income tax rates in certain jurisdictions, partially offset by higher discrete benefits recorded in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.2% in the nine months ended September 30, 2023, up from 8.1% in the nine months ended September 30, 2022. Net income increased by $76.2 million from $263.7 million in the nine months ended September 30, 2022 to $339.9 million in the nine months ended September 30, 2023, primarily due to lower SG&A expenses and the absence of any restructuring charge or impairment charge on assets held for sale in the nine months ended September 30, 2023 as discussed above. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $28.3 million from $531.6 million in the nine months ended September 30, 2022 to $559.9 million in the nine months ended September 30, 2023. Our AOI margin increased to 16.8% in the nine months ended September 30, 2023 from 16.3% in the nine months ended September 30, 2022, largely due to general operating leverage and controlled spending on support functions. AOI and the associated AOI margin for the nine months ended September 30, 2022 included a loss recorded in the first quarter of 2022 on the business we had classified as held for sale during the nine months ended September 30, 2022, while such loss was excluded from our AOI margin in the nine months ended September 30, 2023. In calculating our AOI margin for the nine months ended September 30, 2022, we adjusted total net revenues to exclude revenues from the business we had previously classified as held for sale.
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
During the nine months ended September 30, 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million in the second quarter of 2022, which was excluded from AOI in the nine months ended September 30, 2022.

No corresponding charge was recorded in the nine months ended September 30, 2023. For additional information, see Note 25—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the nine months ended September 30, 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. We classified the assets and liabilities of this business as held for sale and recorded net revenues of $8.8 million and $0.5 million in the nine months ended September 30, 2022 and 2023, respectively, and losses of $14.3 million and $1.2 million in the nine months ended September 30, 2022 and 2023, respectively. We also recorded an impairment charge of $21.4 million on assets classified as held for sale for the nine months ended September 30, 2022. The sale of this business was completed in the first quarter of 2023. The related loss and impairment charge were excluded from AOI. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the nine months ended September 30, 2022 and 2023:

	Nine months ended September 30,
	2022	2023
	(dollars in millions)
Net income	$263.7	$339.9
Foreign exchange (gains) losses, net	(9.3)	(3.7)
Interest (income) expense, net	36.7	35.0
Income tax expense	78.4	103.8
Stock-based compensation	54.9	63.9
Amortization and impairment of acquired intangible assets	32.7	23.9
Restructuring (income) expense	38.8	(4.9)
Operating loss from the business classified as held for sale	14.3	1.2
Impairment charge on assets classified as held for sale	21.4	0.0
Loss on the sale of business classified as held for sale	0.0	0.8
Adjusted income from operations	$531.6	$559.9

The following table sets forth our AOI by segment for the nine months ended September 30, 2022 and 2023:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Financial Services	112.2	145.3	29.5%
Consumer and Healthcare	171.2	177.6	3.7%
High Tech and Manufacturing	221.0	217.0	(1.8)%
Total reportable segment	504.4	539.9	7.0%
Others	12.9	18.9	45.7%
Total	517.3	558.7	8.0%
Loss relating to business held for sale	14.3	1.2	(91.6)%
Adjusted income from operations	$531.6	$559.9	5.3%

AOI of our Financial Services segment increased to $145.3 million in the nine months ended September 30, 2023 from $112.2 million in the nine months ended September 30, 2022, primarily due to higher revenues, improved efficiency and the net favorable impact of allocating foreign exchange gains/(losses) and resource costs in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by the impact of wage inflation. Additionally, in the nine months ended September 30, 2022, we made certain investments in additional resources for new deals. AOI of our Consumer and Healthcare segment increased from $171.2 million in the nine months ended September 30, 2022 to $177.6 million in the nine months ended September 30, 2023, primarily due to improved efficiencies, the net favorable impact of allocating foreign exchange gains/(losses) and resource costs, and the absence of any loss in the nine months ended September 30, 2023 from the business we had previously classified as held for sale, partially offset by lower revenues and the impact of wage inflation in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. AOI of our High Tech and Manufacturing segment decreased from $221.0 million in the nine months ended September 30, 2022 to $217.0 million in the nine months ended September 30, 2023, primarily due to lower revenues from our Digital Operations services as well as the impact of wage inflation and investments made in certain client deals, partially offset by the net favorable impact of allocating foreign exchange gains/(losses) and resource costs. With effect from January 1, 2023, we modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance.

Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for the nine months ended September 30, 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business previously classified as held for sale. See Note 8—"Assets and liabilities held for sale" and Note 19—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2022 and September 30, 2023 is presented below:

	As of December 31, 2022	As of September 30, 2023	Percentage Change Increase/(Decrease)
	(dollars in millions)		2023 vs. 2022
Cash and cash equivalents	$646.8	$541.0	(16.4)%
Short-term borrowings	151.0	55.0	(63.6)%
Long-term debt due within one year	26.1	26.1	—%
Long-term debt other than the current portion	1,249.2	1,230.4	(1.5)%
Genpact Limited total shareholders’ equity	$1,826.2	$2,009.5	10.0%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 10, 2022, our board of directors approved a 16% increase in our quarterly cash dividend to $0.125 per share, up from $0.1075 per share in 2021, representing an annual dividend of $0.50 per common share, up from $0.43 per share in 2021, payable to holders of our common shares. On each of March 23, 2022, June 24, 2022 and September 23, 2022, we paid a dividend of $0.125 per share, amounting to $23.1, $22.9 million and $22.9 million in the aggregate, to shareholders of record as of March 10, 2022, June 10, 2022 and September 9, 2022, respectively.

On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing a planned annual dividend of $0.55 per common share, up from $0.50 per common share in 2022, payable to holders of our common shares. On each of March 24, 2023, June 26, 2023 and September 26, 2023, we paid a dividend of $0.1375 per share, amounting to $25.3 million, $25.0 million and $24.9 million in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023 and September 8, 2023, respectively.

As of September 30, 2023, $536.4 million of our $541.0 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $8.9 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $9.5 million of retained earnings. $527.5 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $474.5 million remained available as of September 30, 2023. Since our share repurchase program was initially authorized in 2015, we have repurchased 55,992,366 of our common shares at an average price of $31.71 per share, for an aggregate purchase price of $1,775.5 million.

During the nine months ended September 30, 2023, we repurchased 3,828,084 of our common shares on the open market at a weighted average price of $39.31 per share for an aggregate cash amount of $150.5 million. During the nine months ended September 30, 2022, we repurchased 4,067,044 of our common shares on the open market at a weighted average price of $44.75 per share for an aggregate cash amount of $182.0 million. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$214.0	$298.9	39.6%
Investing activities	(37.3)	(60.1)	61.2%
Financing activities	(471.2)	(338.3)	(28.2)%
Net decrease in cash and cash equivalents	$(294.4)	$(99.4)	(66.2)%

Cash flows provided for operating activities.  Net cash provided by operating activities was $298.9 million in the nine months ended September 30, 2023 compared to net cash provided by operating activities of $214.0 million in the nine months ended September 30, 2022. This increase in cash provided by operating activities is primarily due to (i) a $76.3 million increase in net income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and (ii) a $59.9 million decrease in operating assets and liabilities driven by lower investments in accounts receivable and higher refunds of GST payments in India, partially offset by higher tax payments (net of refunds) in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase in cash provided by operating activities was partially offset by a $51.3 million reduction in non-cash expense, primarily due to an impairment charge on assets classified as held for sale and a write-down of operating lease right-of-use assets and other assets as part of our restructuring in the nine months ended September 30, 2022, with no corresponding charge recorded in the nine months ended September 30, 2023.
Cash flows used for investing activities. Our net cash used for investing activities was $60.1 million in the nine months ended September 30, 2023 compared to $37.3 million in the nine months ended September 30, 2022. Cash used for the divestiture of a business we had previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the nine months ended September 30, 2023, compared to a refund of $1 million related to a business combination in the nine months ended September 30, 2022. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets in the nine months ended September 30, 2023 was $39.9 million, $1.7 million higher than in the nine months ended September 30, 2022.

Cash flows used for financing activities. Our net cash used for financing activities was $338.3 million in the nine months ended September 30, 2023 compared to cash used for financing activities of $471.2 million in the nine months ended September 30, 2022. This change was primarily due to (i) lower repayments of borrowings (net of proceeds), amounting to $115.9 million in the nine months ended September 30, 2023 compared to $175.5 million in the nine months ended September 30, 2022, (ii) higher proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $34.6 million in the nine months ended September 30, 2023 compared to $13.0 million in the nine months ended September 30, 2022, (iii) lower payments for stock purchased and retired (including payments of expenses and taxes related to stock repurchase activity), amounting to $150.5 million in the nine months ended September 30, 2023 compared to $182.1 million in the nine months ended September 30, 2022, and (iv) lower payments for the net settlement of stock-based awards, amounting to $19.7 million in the nine months ended September 30, 2023 compared to $44.9 million in the nine months ended September 30, 2022, partially offset by higher dividend payments of $75.2 million in the nine months ended September 30, 2023 compared to $68.9 million in the nine months ended September 30, 2022.

Financing Arrangements

In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the term of the term loan and revolving credit facility, which expire on December 13, 2027. In connection with our entry into the 2022 Credit Agreement, we terminated our existing credit facility under our amended and restated credit agreement entered into in August 2018 (the “2018 Credit Agreement”) with the Borrowers, as borrowers, Wells Fargo, as administrative agent, and the lenders and other financial institutions party thereto, which was comprised of a $680.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement replaced the 2018 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2023, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and September 30, 2023, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.3 million, respectively, was $528.4 million and $508.8 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and September 30, 2023, the limits available under such facilities were $22.9 million and $21.5 million, respectively, of which $5.4 million and $9.1 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2022 and September 30, 2023, a total of $153.7 million and $56.6 million, respectively, of our revolving credit facility was utilized, of which $151.0 million and $55.0 million, respectively, constituted funded drawdown and $2.7 million and $1.6 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 2.58%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and September 30, 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.1 million and $0.7 million, was $398.9 million and $399.3 million, respectively, which is payable on December 1, 2024.

Genpact Luxembourg and Genpact USA, both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and September 30, 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.0 million and $1.5 million, respectively, was $348.0 million and $348.5 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2022 and September 30, 2023, we have a revolving accounts receivable-based facility of $100.0 million and $75.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2022 and September 30, 2023 was $33.0 million and $45.6 million, respectively. The principal amount outstanding against this facility as of December 31, 2022 and September 30, 2023 was $33.0 million and $38.9 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and nine months ended September 30, 2022 and 2023 was $0.1 million and $0.5 million, respectively, and $0.3 million and $1.4 million, respectively.
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
Other Liquidity and Capital Resources Information

As of December 31, 2022 and September 30, 2023, we have purchase commitments, net of capital advances, of $18.0 million and $17.9 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 24—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of December 31, 2022 and September 30, 2023, we have operating and finance lease commitments of $330.1 million and $280.3 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of September 30, 2023, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $399.3 million and $348.5 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2022	Nine months ended September 30, 2023
	(dollars in millions)
Net revenues	$141.3	$151.6
Gross profit	141.3	151.6
Net income	72.3	92.1

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2022	Nine months ended September 30, 2023
	(dollars in millions)
Royalty income	$—	$0.8
Revenue from services	141.3	150.8
Interest income (expense), net	36.9	37.7
Other income /(expense), net	25.2	(2.8)

Summarized Balance Sheets	Year ended December 31, 2022	Nine months ended September 30, 2023
	(dollars in millions)
Assets
Current assets	$2,181.4	$2,422.4
Non-current assets	178.3	245.7

Liabilities
Current liabilities	$3,639.6	$3,926.4
Non-current liabilities	1,749.2	1,730.6

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	Year ended December 31, 2022	Nine months ended September 30, 2023
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$62.1	$66.5
Loans receivable	1,420.3	1,798.0
Investment in debentures/bonds	193.3	—
Others	453.1	497.3

Non-current assets
Others	79.5	71.3

Liabilities
Current liabilities
Loans payable	$2,805.8	$2,894.4
Others	620.2	986.6

Non-Current liabilities
Loans payable	$500.0	$500.0

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

We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2023 was $0.4 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth below, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as the other information that appears elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

We face legal, reputational and financial risks from any failure to protect client, Genpact or employee data from security incidents or cyberattacks.

In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client and other third-party data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. We have established security measures and internal controls designed to prevent the inadvertent or intentional exposure or loss of personally identifiable information and other sensitive or confidential data. We regularly assess the adequacy of and make improvements to such security measures and controls and have experienced breaches to our data and systems, including from cyber threat actors. We have also experienced data incidents due to the inadvertent or intentional actions of our employees or contractors, though none of these incidents had a material impact on our operations or financial results or resulted in any regulatory fines or penalties. However, if any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established security measures and controls with respect to client, third-party or Genpact protected data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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

The threat of incursion into our information systems and technology infrastructure has increased in recent years as the sophistication of threat actors who have hacked, attacked, held for ransom or otherwise disrupted or invaded information systems of other companies and misappropriated or disclosed data has increased. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts, including, for instance, by Russia or Russian-based actors in connection with the Russia/Ukraine conflict. We may be unable to anticipate the techniques used by threat actors to invade our systems and may not detect when an incursion has occurred or implement adequate preventative and responsive measures. Additionally, in the event of a ransomware or other attack involving data theft and encryption, we could face delays in the recovery of data, or a total loss of data, in the event of a lack of adequate backups and restoration testing. The steps we have taken to protect our information systems and data security may be inadequate. Actual or perceived breaches of our security, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, could influence the market perception of the effectiveness of our security measures and as a result our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks could also adversely impact our brand and reputation and materially affect our business.

Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and we must rely on the safeguards adopted by these third parties. If these third parties do not have adequate safeguards or their safeguards fail, it might result in breaches of our systems or applications and unauthorized access to or disclosure of our and our clients’ confidential data. In addition, we are regularly alerted to vulnerabilities in third-party technology components we use in our business that create vulnerabilities in our environments. We typically are not aware of such vulnerabilities until we receive notice from the third parties who have created the exposure, and our responses to such vulnerabilities may not be adequate or prompt enough to prevent their exploitation.

We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties. Incidents of this type have in the past and may in the future require significant management attention and resources and have in the past and may in the future result in the loss of revenues from clients. These incidents could also result in regulatory enforcement, financial liability, and reputational harm among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operations, or liquidity.

While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches or in their timely detection or effective response. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced data security incidents as a result of phishing, social engineering, vulnerability exploitation and malware. To date such incidents have not had a material impact on our operations or financial results. However, there is no assurance that such impacts will not be material in the future.

Additionally, our employees have engaged, and may in the future engage, in fraudulent conduct or conduct that violates our client contracts or our internal controls or policies. The proportion of our workforce working remotely since the onset of the COVID-19 pandemic has reduced our ability to enforce physical security controls and monitor employee conduct and has increased the risk that our employees will engage in impermissible conduct, which could give rise to reputational harm and legal liability, and our insurance policies may not cover all claims or indemnify us for all liability to which we are exposed. Our inability to enforce physical security controls and monitor our employees working remotely also increases the risk of data breaches. Measures we have taken in the remote work environment to implement suitable additional controls and educate our employees on the importance of cybersecurity, data loss prevention and related best practices may not prevent data breaches, the occurrence of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2023	—	—	—	474,453,005
August 1-August 31, 2023	—	—	—	474,453,005
September 1-September 30, 2023	—	—	—	474,453,005
Total	—	—	—
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Heather D. White (Senior Vice President and Chief Legal Officer)	Adoption (August 17, 2023)	Rule 10b5-1 trading arrangement	Sale	Until February 12, 2024, or such earlier date upon which all transactions are completed	Up to 19,496 shares(1)

(1) This Rule 10b5-1 trading arrangement includes up to 19,496 common shares subject to a performance share unit award previously granted to Ms. White. The actual number of shares that will be released to Ms. White upon vesting pursuant to the performance share unit award and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such award and is not yet determinable.

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
Date: November 9, 2023
GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer