Form 10-K
period 2023-12-31
Genpact LTD
filed 2024-02-29
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626
GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $6,775,501,200, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $37.57 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.
As of February 16, 2024, there were 180,732,575 common shares of the registrant outstanding.
Documents incorporated by reference:
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:
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
Factors that may cause actual results to differ from expected results include, among others:
•our ability to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new services, including AI-enabled services;
•our ability to manage the transition of our new Chief Executive Officer and to retain senior management;
•our ability to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks;
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
•increasing competition in our industry;
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
•regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives, particularly in India;
•our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services and high tech industries;
•geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, including any escalation of either conflict, and future actions that may be taken by the United States and other countries in response;

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
•the international nature of our business;
•technological innovation; and
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

Risks Related to our Business and Operations

•We expect AI technology to have a significant impact on our industry and the markets in which we compete. The development and use of AI technologies presents competitive, reputational and legal risks, and our use of AI technologies may not be successful.
•Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to or compete in the rapidly evolving technological environment could materially affect our results of operations.
•Our success depends in part on our retention of key members of our senior leadership team and our ability to manage the transition of our new Chief Executive Officer.
•We face legal, reputational and financial risks from any failure to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks.
•A substantial portion of our assets, employees and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.
•Changes in our tax rates or tax provisions, adverse tax audits and other proceedings, or changes in tax laws or their interpretation or enforcement could have an adverse effect on our business, results of operations, effective tax rate and financial condition.
•Our profitability will suffer if we are not able to price appropriately, effectively utilize new technologies, maintain employee and asset utilization levels and control our costs.
•Wage increases in the countries where we operate may reduce our profit margin.
•We may fail to attract and retain enough qualified employees to support our operations.
•We enter into long-term contracts and fixed-price contracts with our clients. Our failure to price these contracts correctly may negatively affect our profitability.
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
•We may be unable to service our debt or obtain additional financing on competitive terms or at all.
•We often face a long selling cycle to secure a new Digital Operations contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.
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
•If more stringent labor laws become applicable to us or if a significant number of our employees unionize, our profitability may be adversely affected.
•We may engage in strategic transactions that could create risks.
•Bermuda recently enacted new tax legislation that will impose a corporate income tax on certain Bermuda companies. Any new tax liability in Bermuda or another jurisdiction based on our incorporation in Bermuda could have a material adverse effect on our business, results of operations and financial condition.
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

PART I
Item 1. Business
Genpact is a global professional services and solutions firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled operations for our clients, guided by our experience running thousands of processes for hundreds of global companies. We have over 129,100 employees serving clients in key industry verticals from more than 35 countries. Our 2023 total net revenues were $4.5 billion.
In 2023, we made progress on key strategic initiatives to help drive long-term profitable growth. These efforts included making continued investments in a portfolio of clients who are on significant digital transformation journeys and for whom we believe we can drive meaningful business outcomes. We continued to develop and refine our artificial intelligence ("AI") capabilities, prioritizing our investments in new generative AI solutions. We also continued to focus on the learning and development of our employees to provide them with the critical skills needed for the future and to build their careers.
We believe our approach to digital-led business transformation, enabled through combining our domain expertise with our skills in AI, digital and analytics, differentiates us from our competitors.
Our approach to digital-led transformation
Industry disruption is pervasive, driven by an explosion in digital technologies, increased use of AI, data and analytics, new competitors, and shifting market dynamics. In this environment, companies need industry-tailored solutions to reimagine their business models end-to-end and adapt to rapid change. These organizations seek partners that can improve productivity while creating competitive advantages and driving business outcomes, such as expanded market share, seamless customer experiences, increased revenue, working capital improvement, increased profitability, and minimized risk and loss.
We partner with clients to show them how new digital solutions can drive business outcomes. We apply user and customer experience principles to our domain expertise and innovative technology to create solutions designed to quickly and aptly meet client objectives. The results can include quick-turnaround proof of concept prototypes that clients can install and test in their own environments.
Many of our client solutions are based on Genpact Cora, our AI-based platform, which integrates our proprietary automation, analytics and AI technologies with those of our strategic partners into a unified offering. It draws insights from our deep domain and operations expertise in our target industries and service lines to create analytics-based solutions that are focused on improving customer and user experience to accelerate clients’ digital transformations.
Additionally, many of our client solutions are embedded with our Digital Smart Enterprise ProcessesSM (Digital SEPs), a patented and highly granular approach to recognize the critical factors that dramatically improve business performance to help drive client outcomes. Our Digital SEPs combine Lean Six Sigma methodologies – which reduce inefficiency and improve process quality – with advanced domain-specific digital technologies, drawing on our industry acumen, our expertise in AI and experience-centric principles, and our deep understanding of how businesses run. Digital SEPs test the effectiveness of client processes using best-in-class benchmarks developed by mapping and analyzing millions of client transactions across thousands of end-to-end business processes. In this way, we identify opportunities for improving clients’ operations by applying our deep process knowledge and process-centric technologies to transform them.
We enable domain-led digital transformation for our clients through our Digital Operations Services and Data-Tech-AI Services.

Digital Operations Services

Our Digital Operations services embed digital, advanced analytics, AI and cloud-based offerings into our business process outsourcing solutions where we transform and run our clients’ operations with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and help them focus on high-value work to better compete in their industries. Our Digital Operations solutions also include certain IT services functions, including end-user computing support and infrastructure production support.
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
Revenues from our Digital Operations services in 2023 were $2.48 billion, representing 55% of our total 2023 revenue.

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

Revenues from our Data-Tech-AI services in 2023 were $1.99 billion, representing 45% of our total 2023 revenue.
Our service offerings

We offer the following professional services to our clients:

•Enterprise services: Finance and accounting, CFO advisory, supply chain, sourcing and procurement, sales and commercial, marketing and experience, and environmental, social and governance services; and
•Core industry operations services that are specific to our chosen industry verticals.

Enterprise services

Our enterprise services aim to deliver value for our clients through innovation and by leveraging our extensive experience optimizing processes for our clients. We partner with our clients to design target operating models, implement data, tech and AI-enabled solutions, improve process execution, and provide data and analytics-driven insights.

Finance and accounting services

We believe we are one of the world’s premier providers of finance and accounting services. Our focus is on delivering fast and high-quality results, minimizing exceptions, providing a seamless user experience, and making a working capital impact for our clients. We offer a comprehensive range of services in this area, including:
Accounts payable: Our accounts payable services include document management, vendor master data management, invoice receipt and processing, accuracy audits, reconciliations, aging analyses, help desk management, payments processing and travel and expense processing;
Invoice-to-cash: Our invoice-to-cash services include customer master data management, credit and contract management, data validation and credit worthiness assessments, billing, collections, accounts receivable maintenance and reporting, credit review support, bad debts research, accounts receivable reconciliation, and dispute and deduction management services;
Record to report: Our record to report services include closing and reporting process management, general accounting and industry-specific accounting services, treasury services, tax services, and external reporting, including statutory accounting and reporting;
Financial planning and analysis: Our financial planning and analysis services include budgeting, planning and forecasting support, management reporting, business, financial and operational analytics, transformation design, digital-infused process enhancement, enterprise data and advisory services, master data management and data quality services and data lake implementation; and
Enterprise risk and compliance: Our enterprise risk and compliance services include operational risk and controls across a wide range of regulatory environments, including SOX and controls monitoring, controls transformation, ERP and digital controls, third party risk management, internal audit and audit analytics.

CFO advisory services

Our CFO advisory services aim to enable CFOs to optimize the impact the finance organization can have on a company's performance and shareholder value creation. These services cover the entire finance value stream, including target operating model design, working capital optimization, operational finance transformation, as well as corporate development and event-driven initiatives, such as carve-outs and post-merger integration services, including transactional due diligence.

Supply chain, sourcing and procurement services

Supply chain: We help our clients transform process-led and technology-enabled operating models across the value chain (plan, source, make, deliver, and aftersales). We cover the complete supply chain operations reference model and provide services in critical areas such as supply chain resiliency, sustainable/circular supply chain and orchestrated enterprise.

Sourcing and procurement: We offer advisory and managed services across the direct and indirect procurement value chain, including strategic sourcing, responsible sourcing, category management, spend analytics, procurement operations and digital platform transformation.

Sales and commercial, marketing and experience services

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

Marketing and experience: We enable our clients to drive growth by delivering transformational experiences that leverage our deep understanding of data, technology and process design. Our focus is to differentiate through operational transformation, generative AI enablement and improved experience across customers, employees and products, with data led insights. Our services in this area are supported by strategic partnerships with leading ecosystem providers in marketing and experience.

Environmental, social and governance services

We help our clients meet their sustainability objectives, environmental, social and governance (ESG) regulatory requirements, voluntary commitments and operational improvements. Our services in this area include advisory, data management and analytics, carbon accounting, responsible sourcing, sustainable supply chain, human rights assessment, sustainability diligence, sustainable technology, ESG reporting and limited assurance for ESG reporting.

Core industry operations

We help our clients design, transform and run processes that are specific to their industries. Using our industry and domain expertise embedded in our Digital SEP frameworks, we collaborate with our clients to power their operations in areas such as claims, underwriting, commercial leasing and lending, regulatory affairs, insurance actuarial, and trust and safety. We provide industry-specific operations services across all of our chosen industry verticals.
Industries we serve
We work with clients across our chosen industry verticals, which represent areas in which we believe we have deep industry acumen. Our chosen industry verticals, described in more detail below, are grouped within our three reportable segments, namely: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing.
Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as finance and accounting, CFO advisory, supply chain, sourcing and procurement, and sales and commercial, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals. These services are embedded where possible with industry-relevant digital and analytics tools that leverage AI and automation to drive enhanced benefits and customer experience.
Financial Services
Our Financial Services segment covers services we provide to clients in the banking, capital markets and insurance sectors. Our banking and capital markets clients include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, auto finance providers, clearing and settlement organizations, renewable energy lenders and other financial services companies. Our core operations services for these clients include retail customer onboarding, customer service, collections, card servicing operations, loan and payment operations, commercial loan servicing, equipment and auto loan servicing, mortgage origination and servicing, compliance services, risk management services, reporting and monitoring services and wealth management operations support. We provide financial crime and risk management services in areas such as fraud and dispute management, anti-money laundering, transaction monitoring, KYC and due diligence, sanctions screening, negative media monitoring and platform implementation.
Our insurance clients include insurers, brokers, agents, reinsurers and insurtech companies operating across property and casualty, specialty, life, annuity, disability and employee benefits lines of business. Our core operations services for these clients include underwriting support, new business processing, policy administration, customer service, claims management, catastrophe modeling and actuarial services. We also provide end-to-end third party administration for property and casualty claims.

Revenues from our Financial Services segment in 2023 were $1.23 billion, representing 27% of our total 2023 revenue.
Consumer and Healthcare

Our Consumer and Healthcare segment covers services we provide to clients in the consumer goods, retail, life sciences and healthcare sectors. Our consumer goods and retail clients include companies in the food and beverage, household goods, consumer health and beauty and apparel industries, as well as grocery chains and general and specialty retailers. The core operations services we provide to these clients include demand generation, sensing and planning, supply chain planning and management, pricing and trade promotion management, deduction recovery management, order management, digital commerce and customer experience.
Our life sciences and healthcare clients include pharmaceutical, medical technology, medical device and biotechnology companies as well as retail pharmacies, distributors, diagnostic labs, and healthcare payers (health insurers) and providers. Our core operations services for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance and regulatory information management. Our services for healthcare clients include end-to-end claim lifecycle management, from claims processing and adjudication to claims recovery and payment integrity, revenue cycle management, health equity analytics, care services and customer experience.
Revenues from our Consumer and Healthcare segment in 2023 were $1.57 billion, representing 35% of our total 2023 revenue.

High Tech and Manufacturing

Our High Tech and Manufacturing segment covers services we provide to clients in the high tech hardware, high tech software and manufacturing sectors. Our clients in the high tech industry include companies in the information and digital technology, software, digital platform, electronics, semiconductor, enterprise technology, media, services and hospitality sectors. The core operations services we provide to these clients include industry-specific solutions for trust and safety, advertising sales support, customer and user experience, customer care support and supply chain management.
Our manufacturing clients include companies in the aerospace, automotive and mobility, chemicals, energy, electric vehicles and batteries, industrial machinery, materials transportation and logistics, oil and gas and utilities sectors. Our core operations solutions for these clients include industry-specific solutions for supply chain management, direct and indirect procurement, logistics, field, aftermarket support and engineering services.
Revenues from our High Tech and Manufacturing segment in 2023 were $1.68 billion, representing 38% of our total 2023 revenue.
Our clients
We serve approximately 800 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries, including about a quarter of the Fortune Global 500.
Our contracts with clients for Digital Operations services often take the form of a master services agreement ("MSA"), which is a framework agreement that we then supplement with statements of work ("SOWs") or other service level agreements, such as supplements, work orders, purchase orders or business services agreements. These SOWs and other service level agreements cover in more detail the type of work to be performed and the associated amounts to be billed. For our Data-Tech-AI services, we typically enter into software-as-a-service and/or consulting agreements with our clients depending on the scope of the services to be performed. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
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

We have three primary types of partners: consulting partners, digital partners, and solution partners. Our digital and solution partnerships aim to nurture relationships with established and emerging players in technology and AI. These potential partners specialize in leading-edge disruptive digital technologies and solutions that we can embed into our offerings or jointly bring to market.
Our people
As of December 31, 2023, we had approximately 129,100 employees working in more than 35 countries. As a talent-led organization, our people are critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – who embody and enable our purpose — the relentless pursuit of a world that works better for people — and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent
We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. In 2023, we promoted more than 13,000 of our employees and encouraged employee career growth through our Destination Growth program. We also closely monitor employee retention levels and regularly evaluate our pay-for-performance approach in an effort to retain our top talent.

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
TalentMatch is our talent transformation initiative to match the skills and job aspirations of our employees with existing and future job opportunities we have available. By enabling employees to prepare for their future career aspirations by upskilling and reskilling through Genome, TalentMatch has allowed us to identify talent available for redeployment from one part of our business to another as the needs of our clients change. It improves our employee utilization globally by providing the right talent at the right time for our client engagements. TalentMatch also gives our employees the opportunity to take their careers in their desired directions, thus increasing employee satisfaction, and bolstering our ability to scale our flexible working model. In 2023, we filled more than 40% of our open positions with internal hires.
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
In 2023, we continued to invest in technologies and programs designed to improve employee experience, with a particular focus on employee well being.
Corporate social responsibility
Our approach to corporate social responsibility focuses on two pillars tied to our purpose: Better Access, which reflects our aim to provide the communities in which we operate with better access to healthcare, education and opportunities, and Better Planet, which reflects our aim to inform, educate, and catalyze action on the different facets of the environment and climate change and help make the planet work better for all.
We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. More than 62,000 of our employees have volunteered their time to support a range of causes, such as mentoring underprivileged children and young adults, providing meals to food-insecure communities, planting saplings, and engaging in e-waste collection drives.
Additionally, in 2023 more than 5,000 of our employees participated in our payroll-based charitable donation programs, and many of our employee volunteers participated in virtual volunteering initiatives such as creating learning aids for students, awareness posters for non-profits, holiday cards for veterans, and completing at-home sustainability challenges to build a better planet.
Sales and marketing
We market our services and solutions to both existing and potential clients through our business development team. Like our client portfolio, members of this team are based around the globe. Our business development team focuses both on supporting our strategic client accounts and acquiring new clients.
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
As our relationship with a client deepens, the time required to win an engagement for additional services generally declines. In addition, during an engagement, as we better understand and experience a client’s business and processes, we are able to identify incremental opportunities to deliver greater value for the client, including by leveraging our expanding portfolio of digital capabilities to transform our clients’ operations.
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

Global delivery
We serve our clients using our global network of more than 90 delivery centers in more than 25 countries. We have delivery centers in Argentina, Australia, Brazil, Bulgaria, Canada, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Thailand, Turkey, the United Kingdom and the United States. We also have employees in these and additional countries, such as Ireland, Singapore and South Africa, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.
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
As of December 31, 2023, we had a portfolio of more than 60 patents and pending patent applications globally. Additionally, we have over 200 trademarks registered in various jurisdictions.
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

•companies that are primarily information technology service providers with some business process service capabilities; and
•smaller, niche service providers that provide services or products in a specific geographic market, industry or service area, including new AI and digital technologies.
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

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and state-level comprehensive privacy laws, including the California Consumer Privacy Act. There are also various state-level privacy laws that specifically regulate consumer health data, including recently enacted laws in Connecticut, Nevada and Washington.
All fifty U.S. states and the District of Columbia have implemented separate data security breach notification laws with which we must comply, and some states have added specific data security standards to their existing laws.
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
In the EU, the General Data Protection Regulation (GDPR) went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. The GDPR also prohibits the transfer of personal data from the European Economic Area (“EEA”) to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or an appropriate data transfer mechanism has been put in place. The EU-US Privacy Shield (“Privacy Shield”) was such a transfer mechanism put in place between the EU and the United States, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (the “CJEU”). The EU-U.S. Privacy Shield has now been replaced with the EU-U.S. Data Privacy Framework (“DPF”), which is intended to address the issues cited in the 2020 CJEU decision. Although the European Commission issued an adequacy decision for the DPF on July 10, 2023, and it is now a valid mechanism for transferring personal data from the EU to the U.S. for entities that have elected to participate, the validity of the DPF may also be challenged in court, which could create additional uncertainty relating to the regulation of international data transfers. The CJEU’s decision also led to revisions to the standard contractual clauses (“SCCs”) that may also be used as a mechanism for transferring personal data outside of the EU. If the DPF is challenged, there may be new uncertainty regarding the validity of the updated SCCs.
Following the withdrawal of the UK from the EU, the United Kingdom has amended the UK Data Protection Act 2018 to retain the GDPR in UK national law. The penalties prescribed in the UK GDPR are the same as under the EU GDPR. However, the United Kingdom has implemented its own guidance for handling outbound data transfers to jurisdictions such as the U.S. whose privacy laws are not covered by an existing adequacy decision, has adopted an International Data Transfer Agreement as a framework for companies to transfer personal data outside of the United Kingdom, and has implemented its own version of DPF, called the UK-U.S. Data Bridge, to allow participating companies to transfer personal data from the UK to the U.S.
Additionally, foreign governments outside of the EU and UK are also taking steps to fortify their data privacy laws and regulations. For example, India recently enacted a data protection law that may affect how we handle vendor and employee data in India. Other countries in Africa, Asia and Latin America have either passed data privacy legislation or are considering data protection laws that affect or may affect us. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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
Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 43 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide. We also hold entity adjuster licenses in 24 states that require licensing.
Certain laws may apply to our content moderation activity, such as laws regulating hate speech on the internet. In the United States, Section 230 of the Communications Decency Act shields “interactive computer services” (e.g., websites, social media platforms) from liability for the speech of their users, with certain exceptions.
The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. The future of Section 230 and the scope of the protections it provides to online publishers and other laws related to bullying, harassing, offensive materials and hate speech on the internet are currently the topic of significant debate. We expect that these laws will continue to evolve and change. Changes to the laws and regulations governing liability for speech on the internet may affect the business strategies and offerings of our clients, which may significantly change their approach to content moderation, and which, in turn, could reduce the market for our trust and safety related services.
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
Our hedging activities and currency transfers are restricted by regulations in certain countries, including China, India, Malaysia, the Philippines and Romania.
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
Information about our executive officers
The following table sets forth information concerning our executive officers as of February 29, 2024:

Name	Age	Position(s)
Balkrishan Kalra	54	President, Chief Executive Officer and Director
Michael Weiner	52	Senior Vice President, Chief Financial Officer
Sameer Dewan	53	Senior Vice President, Global Business Leader, Financial Services
Piyush Mehta	55	Senior Vice President, Chief Human Resources Officer
Anil Nanduru	49	Senior Vice President, Global Business Leader, High Tech & Manufacturing and Consumer & Healthcare
Riju Vashisht	56	Senior Vice President, Chief Growth Officer and Global Business Leader, Enterprise Services and Partnerships & Alliances
Heather White	51	Senior Vice President, Chief Legal Officer and Corporate Secretary
Balkrishan Kalra became our President and Chief Executive Officer in February 2024. Prior to his appointment as our Chief Executive Officer, he served as the Senior Vice President and Business Leader for our Consumer Goods, Retail and Life Sciences business since 2008, our Healthcare business since 2016 and our Financial Services business since 2020. Before he led our Consumer Goods, Retail and Life Sciences business, he held various roles at Genpact since joining us in 1999.
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
Sameer Dewan has served as Senior Vice President and Global Business Leader for our Financial Services business since November 2023. Prior to that, he served as our Global Operating Officer from February to November 2023 and as the Global Business Leader for our Insurance and Capital Markets businesses from March 2021 to February 2023. Before joining Genpact in 2006, he served as a Master Black Belt in General Electric’s insurance operations.
Piyush Mehta has served as our Senior Vice President, Chief Human Resources Officer since March 2005. He has worked for us since 2001, initially as Vice President of Human Resources.
Anil Nanduru has served as our Senior Vice President and Global Business Leader for our High Tech and Manufacturing business since 2022 and our Consumer and Healthcare business since November 2023. Prior to these roles, Mr. Nanduru served as our Senior Vice President and Chief Commercial Officer. Before serving as our Chief Commercial Officer, he held various roles at Genpact since joining us in 2005.
Riju Vashisht has served as our Senior Vice President and Chief Growth Officer since 2022 and as the Global Business Leader for Enterprise Services, Partnerships and Alliances since December 2023. Prior to that, she served as our Senior Vice President and Chief Transformation Officer since 2020. She previously served as our Head of Digital Solutions and Transformation and as the Chief Operating Officer for our Consumer Goods, Retail, Life Sciences and Healthcare businesses. She previously was at Walmart India and Unilever India.
Heather White has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since April 2018.  Ms. White has been with Genpact since 2005, and prior to her current role she served as our Senior Vice President and Deputy General Counsel.  Before joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

Item 1A.     Risk Factors
Risks Related to our Business and Operations
We expect AI technology to have a significant impact on our industry and the markets in which we compete. The development and use of AI technologies presents competitive, reputational and legal risks, and our use of AI technologies may not be successful.
We believe that AI technology will have a significant impact on client preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We are working to expand the use of AI in the services we provide to our clients and also apply AI technologies in our own internal operations, and we expect to incur significant development and operational costs to support these efforts.
The market for AI technology and services is highly competitive and rapidly evolving. We face significant competition from our traditional competitors as well as other third parties, including those that are new to the market or our industry, and our clients may develop their own AI-related capabilities. We may also be unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, which may harm our competitive position. In addition, as these technologies evolve, we expect that some services that we currently perform for our clients will be replaced, in whole or in part, by AI or forms of automation. Each of the foregoing may lead to reduced demand for our services or harm our ability to obtain favorable pricing or other terms for our services, which could have a material adverse effect on our business, results of operations and financial condition.
The development, adoption, and use of AI technologies are still in their early stages. AI algorithms may be flawed, and datasets may be insufficient or contain biased information, which could result in unexpected, low quality or otherwise inadequate outputs. Ineffective or inadequate AI development or deployment practices by us, our clients, or third parties with whom we do business could result in unintended consequences, such as disclosure of sensitive information, infringement of third-party intellectual property rights or other incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI capabilities present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm or greater employee attrition.
In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI may impose significant operational costs requiring us to change our service offerings or business practices, or may limit or prevent our ability to develop, deploy, or use AI technologies. Failure to keep pace with this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to or compete in the rapidly evolving technological environment could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital- and cloud-related offerings, which are continually evolving as developments such as AI, automation, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies, such as cloud-based services, AI, automation, and others that may emerge, have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.
Additionally, in recent years, as a result of a number of factors, including changing client preferences, an increase in Data-Tech-AI services and economic pressures that can cause delays or reductions in client purchasing decisions, the percentage of our revenues from consulting and other short-cycle engagements has increased.

When an increased share of our revenues is derived from these engagements, business forecasting becomes more complex given the more discretionary and non-recurring nature of these services compared to our traditional managed services. Our contracts for consulting and other short-cycle engagements typically permit our clients to terminate the agreement with less notice than is required under our longer-term contracts for our Digital Operations services and without paying termination fees. Our failure to effectively manage, develop and sell these shorter-cycle engagements, as well as our inability to accurately forecast revenues from these engagements (as has occurred in the past), could adversely affect our business, growth strategy and results of operations.
Developments in the industries we serve, which are increasingly rapid, have shifted and may continue to shift demand to new services and solutions. If we fail to keep pace with the development or integration of new technologies, including generative AI, or to adapt to other changes in the industries we serve or our clients' demand for new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, results of operations, and ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.
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
Our success depends in part on our retention of key members of our senior leadership team and our ability to manage the transition of our new Chief Executive Officer.
Our future success depends in part on our ability to attract and retain key employees, including our executive officers and other members of our senior leadership team. These executives possess business and technical capabilities and institutional knowledge that are difficult to replace. Our employment agreements with our Chief Executive Officer and other members of our executive management team do not obligate them to work for us for any specified period. If we lose key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.
On February 9, 2024, Balkrishan Kalra became our Chief Executive Officer, replacing N.V. Tyagarajan, who had served in that role since 2011. Any significant leadership change or executive management transition, such as our transition to a new Chief Executive Officer, involves inherent risk and can be difficult to manage. We have made, and may continue to make, significant accompanying strategic changes, such as changing the composition of our leadership team. Initially, such changes could be disruptive to our daily operations or relationships with clients, suppliers, and employees, make it more difficult to hire and retain key employees or impact our public or market perception, any of which could have a negative impact on our business or share price. In addition, management transitions inherently cause some loss of institutional knowledge, which could negatively affect strategy and operation execution during the transitional phase. Management transitions may also create uncertainty and involve a diversion of resources and management attention, which could negatively impact our ability to operate effectively or execute our strategies.
We face legal, reputational and financial risks from any failure to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks.
In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client and other third-party data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. We have established security measures and internal controls designed to prevent the inadvertent or intentional exposure or loss of personally identifiable information and other sensitive or confidential data. We regularly assess the adequacy of and make improvements to such security measures and controls. However, if any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established security policies, measures and controls with respect to client, third-party or Genpact protected data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

Our employees and contractors have in the past engaged, and may in the future engage, in fraudulent conduct or other conduct that violates our client contracts or our internal controls or policies, whether intentionally or inadvertently. We have experienced security incidents due to the actions of our employees or contractors, though none of these incidents has had a material impact on our operations or financial results or resulted in any regulatory fines or penalties.
The threat of incursions into our information systems and technology infrastructure has increased in recent years as the sophistication of threat actors who have hacked, attacked, held for ransom or otherwise disrupted information systems of other companies and misappropriated or disclosed data has increased. Threat actors are also increasingly taking advantage of the proliferation of technology platform vulnerabilities disclosed by software companies to exploit the weaknesses before patches are applied. Additionally, threat actors are increasingly using AI and generative AI capabilities to enhance their attack techniques, including by creating deepfakes or exploitation code. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts, including, for instance, by Russia or Russian-based actors in connection with the Russia/Ukraine conflict. We may be unable to anticipate the techniques used by threat actors to infiltrate our systems and may fail to detect or timely detect when an incursion has occurred or to implement adequate preventative and responsive measures. Additionally, in the event of a ransomware or other attack involving data theft and encryption, we could face delays in the recovery of data, or a total loss of data, in the event of a lack of adequate backups or recovery processes. The steps we have taken to protect our information systems and data security may be inadequate. Actual or perceived breaches of our security, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, could influence the market perception of the effectiveness of our security measures and, as a result, our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks could also adversely impact our brand and reputation and materially affect our business.
Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and we must rely on the safeguards adopted by these third parties. If these third parties do not have adequate safeguards or their safeguards fail, it might result in breaches of our systems or applications and unauthorized access to or disclosure of our and our clients’ confidential data. In addition, the products, services and software that we use and provide to our clients, or the third-party components of such products, services and software, sometimes contain or introduce cybersecurity threats or vulnerabilities to our and our clients’ information technology networks, intentionally or unintentionally. We are regularly alerted to vulnerabilities in third-party technology components we use in our business that create risks in our environments. We typically are not aware of such vulnerabilities until we receive notice from the third parties who have discovered the exposure, and our responses to such vulnerabilities may not be adequate or prompt enough to prevent their exploitation.
Our clients’ proprietary, sensitive, or confidential information could also be compromised by a cybersecurity attack affecting us, or their systems could be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties. Incidents of this type have in the past and may in the future require significant management attention and resources and have in the past and may in the future result in the loss of revenues from clients. These incidents could also result in regulatory fines and penalties, financial liability, and reputational harm among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operations, or liquidity.
While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches or in their timely detection or effective response. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced security incidents, including from cyber threat actors, as a result of attack techniques such as phishing, social engineering, vulnerability exploitation and malware. To date such incidents have not had a material impact on our operations or financial results. However, there is no assurance that such impacts will not be material in the future.

Additionally, our hybrid working model, which includes a high number of employees working remotely, has reduced our ability to enforce physical security controls and monitor employee conduct and has increased the risk that our employees will engage in impermissible or careless conduct, which could give rise to reputational harm and legal liability. Our inability to enforce physical security controls and monitor our employees working remotely also increases the risk of security incidents. Measures we have taken in the remote work environment to implement suitable additional controls and educate our employees on the importance of cybersecurity, data loss prevention and related best practices may not prevent data breaches, the occurrence of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.
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
We have historically benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and in our industry in particular, including significant fiscal incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. However, many of the fiscal policies we have benefited from in the past have lapsed or are no longer available to us, and there is no assurance that fiscal policies from which we continue to benefit will be available to us in the future.
Additionally, the Indian government has also challenged our entitlement to certain benefits we have claimed in the past. During the period from 2017 to 2020, we received benefits totaling $59 million from the Director General of Foreign Trade (“DGFT”) of India pursuant to the Services Export from India Scheme (“SEIS"). These benefits were available to us in respect of our export of certain services eligible under the SEIS scheme. However, in the fourth quarter of 2023, the DGFT issued us a show cause notice challenging our entitlement to such benefits. In the event that it is ultimately determined that we were not eligible for these benefits, we could be liable for recovery of the amount received along with penalties and interest, which could be material.
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

We are currently subject to several tax audits by the Indian tax authorities (“ITA”) related to intercompany transactions that occurred in 2009, 2013 and 2015. In each of 2014, 2016, 2019, 2022 and 2023, the ITA issued assessment orders seeking to impose tax on us in relation to such transactions. We have received demands for potential tax claims related to these orders in an aggregate amount of $230 million (converted from Indian rupees and including interest through the date of the orders). We do not believe that any of the transactions giving rise to these demands were subject to tax in India under applicable law. To date, we have received favorable orders from appellate judicial authorities in India relating to $119 million of the $230 million demanded in the assessment orders, and we continue to defend against the remaining $111 million in demands. Additionally, in the first quarter of 2023, the ITA issued an assessment order seeking to impose tax on us of $856 million (converted from Indian rupees and including interest through the date of the order) in relation to a 2015 internal restructuring transaction involving our Indian subsidiaries. In March 2023, the tax appellate authority in India struck down this order. The ITA have since appealed this ruling.
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
Furthermore, many jurisdictions, including the United States and the EU, as well as multinational organizations, such as the Organization for Economic Cooperation and Development (the "OECD") have sought to amend existing international tax rules in order to render them more responsive to current global business practices. In December 2021, the OECD announced an agreed framework for “Pillar Two” of its previously published package of measures that included a two-pillar plan for a global tax framework to reform the international tax rules as a product of its Base Erosion and Profit Shifting (the "BEPS") initiative, which was endorsed by the G20 finance ministers. As part of the announced framework, the OECD released Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum corporate tax rate of 15% on the income generated in each of the jurisdictions in which they operate. In December 2022, the European Council adopted the directive implementing the minimum tax rate (Pillar Two) at the EU level, and several countries have indicated they plan to adhere to the OECD guidelines. The OECD continues to release additional guidance, and many jurisdictions are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two. A few jurisdictions have implemented legislation with effective dates beginning from 2024 through 2026. The new legislation did not impact our 2023 annual effective tax rate. However, there can be no assurance that our effective tax rate will be unaffected in the future, and the new legislation implementing the GloBE rules may have an adverse impact on our financial condition, effective tax rate or results of operations in future periods.
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
Our profitability will suffer if we are not able to price appropriately, effectively utilize new technologies, maintain employee and asset utilization levels and control our costs.
Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and delivery centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities.

The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services, technologies (including generative AI) or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over long contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may decrease or may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability. Additionally, we may fail to appropriately estimate our costs in agreeing to provide new or novel services with unique pricing arrangements or service delivery requirements.
Wage increases in the countries where we operate may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. Demand and competition for skilled employees, especially employees with the mix of skills and experience that we need to provide certain of our services, continue to be high. As wage levels for skilled employees increase in most of the countries in which we operate because of, among other reasons, tight labor markets and inflation, wage increases continue to adversely affect our profitability and may continue to adversely affect our profitability in the future to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may also cause our clients to be less willing to utilize our services. We will attempt to control such costs by seeking to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. In recent years we have had to increase our wage levels for certain roles significantly in a short period of time, and we may in the future need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.
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
Our industry relies on large numbers of skilled employees, and our success and profitability depend on our ability to attract, train and retain a sufficient number of employees with the right mix of skills and experience to perform services for our clients. High employee attrition is common in our industry. In 2023, our attrition rate for all employees who were employed for a day or more was 24%, which is lower than our normalized historical attrition rate in the range of 26% to 28%. We cannot assure you that we will be able to maintain our attrition rate at the 2023 level. If our attrition rate increases beyond the 2023 level or rises above our historical average attrition rate for an extended period, our operating efficiency and productivity may decrease.
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

We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Additionally, if we are unable to offer our employees a value proposition that is competitive and appealing, our employee engagement and retention rate may suffer, which could materially adversely affect our business.
In 2023, we continued to face increased competition for talent with scarce skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to continue to incur increased costs or be unable to fulfill client demand for our services and solutions. Sustained competition for employees, or an increase in competition from the current heightened levels, could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
We enter into long-term contracts and fixed-price contracts with our clients. Our failure to price these contracts correctly may negatively affect our profitability.
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
A portion of our SOWs are currently billed on a fixed-price basis rather than on a time-and-materials basis. We may also increase the number of fixed-price contracts we perform in the future. Any failure to accurately estimate the resources or time required to complete a fixed-price engagement or to maintain the required quality levels or any unexpected increase in the cost to us of employees, office space or technology could expose us to risks associated with cost overruns and could have a material adverse effect on our business, results of operations and financial condition.
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
Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we have confidence that our strategic plans reflect opportunities that are appropriate and achievable, the execution of our strategy may not result in long-term growth in revenue or profitability due to a number of factors, including incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, suboptimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we have invested and will continue to invest significant time and resources into developing new product or service offerings, including through the use of AI and generative AI, and transforming, adapting and upskilling our workforce, and these undertakings may fail to yield sufficient return to cover our investments in them. The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We have employees in more than 35 countries and significant operations in more than 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a high concentration of employees, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
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
Global macroeconomic conditions affect our business, our clients’ businesses and the markets we serve. Volatile, negative or uncertain economic conditions in our significant markets have in the past and could in the future undermine business confidence and cause our clients to reduce, postpone or cancel their spending on projects with us, which has negatively affected our business and may continue to do so in the future, including by making it more difficult for us to accurately forecast client demand and effectively build revenue and resource plans.

For example, in 2023 some of our clients reduced their discretionary spending in response to economic uncertainty, which negatively impacted our revenues. Clients may reduce demand for services suddenly or with limited warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports.
Our business is particularly susceptible to economic and political conditions in the markets where our clients or operations are concentrated. A material portion of our revenues is derived from our clients in North America and Europe, and weak demand, or any other adverse economic, political or legal uncertainties or developments, in these markets could have a material adverse effect on our results of operations. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. Changing demand patterns from economic volatility and uncertainty could also have a significant negative impact on our results of operations.
In addition, broader global geopolitical tensions, including actual or anticipated military or political conflicts (such as the ongoing conflict between Russia and Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other actions in the Middle East), and actions that governments take in response may adversely impact us. For instance, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries in which we operate have imposed broad sanctions and may impose additional sanctions or other restrictive actions against governmental and other entities in Russia. We do not have employees or operations in Russia or Ukraine, but we have operations in surrounding countries, and we have clients that do business in Russia and Ukraine. Such clients may be adversely affected by the ongoing conflict and related sanctions and other governmental actions, which in turn could have an adverse impact on our revenues from such clients. Additionally, given the global nature of our operations, the broader macroeconomic impact of sanctions imposed on Russia and other macroeconomic impacts of the protracted conflict could have an adverse impact on our business, profitability, results of operations and financial condition. We also have limited employees and operations in Israel, and while we have not experienced any material impacts to our operations in Israel to date, there can be no assurance that our operations there will not be materially adversely affected if the conflict escalates or persists for an extended period. The impact of geopolitical conflicts, including those identified above, any further escalation or expansion and the broader geopolitical, economic, and other effects of such conflicts could also heighten the other risks identified in this Annual Report on Form 10-K.
Additionally, increased operating costs resulting from ongoing inflationary pressures, including increases in compensation and other expenses for our employees, have adversely affected our profitability and could continue to do so. Broad-based inflation will also continue to increase the costs of operating our delivery centers. We have not been able to, and may in the future be unable to, fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for periods of time. This has resulted in and is expected to continue to result in downward pressure on our gross margins and operating income. Further, our clients may choose to reduce their business with us or cancel, defer or delay projects if we increase our pricing. If we are unable to successfully adjust pricing, reduce costs or implement other countermeasures, our profitability could be materially adversely affected.
We may be subject to claims and lawsuits for substantial damages, including by our clients arising out of disruptions to their businesses or our inadequate performance of services.
We depend in large part on our relationships with clients and our reputation for high-quality services to generate revenue and secure future engagements. Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client, whether due to: (a) natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics, pandemics or other contagious diseases, or other natural or manmade disasters or catastrophic events; (b) breach of or incursion into our computer systems (for example, through a ransomware attack); (c) other systems failure, including due to aged IT systems or infrastructure; or (d) errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in our revenues, clients terminating their business relationships with us and/or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements.
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
To date, fourteen U.S. states have enacted comprehensive privacy laws, and some other states have enacted privacy laws that specifically regulate consumer health data. These state privacy laws generally require that the use, retention, and sharing of personal information of residents be reasonably necessary and proportionate to the purposes of collection or processing, that businesses provide notice to data subjects regarding the information collected about them and how such information is used and shared, and provide data subjects the right to opt out of sales of their personal information and, in some cases, request the erasure of their personal information. In addition, a comprehensive federal privacy law has been proposed in the U.S. Congress. Such laws, whether currently in effect or becoming effective in the future, carry substantial penalties for non-compliance, and any potential enforcement actions brought under these laws could lead to both business and reputational harm.
Legislation enacted in certain European jurisdictions, and any future legislation in Europe, Japan or any other region or country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions, could also have a material adverse effect on our business, results of operations and financial condition. For example, the legal mechanisms for transferring personal data from the EU to other countries continue to evolve in response to legislation, rulemaking, and litigation. In 2020, the Court of European Justice (the "CJEU") invalidated the EU-U.S. Privacy Shield framework, which was previously one of the mechanisms that had been used to legitimize the transfer of personal data from the EEA to the United States. In 2022, the EU-U.S. Data Privacy Framework ("DPF") was agreed to replace the Privacy Shield framework. The CJEU decision in 2020 also restricted the use of standard contractual clauses ("SCCs"), an alternative mechanism for transferring personal data outside of the EU, leading to the issuance of new SCCs intended to address issues raised in the CJEU decision. A potential challenge to the DPF may also affect the validity of the revised SCCs as basis for transferring EU personal data.
With the withdrawal of the United Kingdom (the “UK”) from the EU, the UK amended its Data Protection Act 2018 to retain UK national data protection law comparable to the EU’s GDPR. We must also navigate cross-border data transfer restrictions in the UK. The European Commission and UK regulators have authorized continued personal data transfers between the EEA and the UK, but the UK has its own rules for regulating personal data transfers to other jurisdictions, such as the U.S. The UK recently approved an International Data Transfer Agreement that companies can use as a basis for transferring UK personal data. The UK also has its own data privacy framework that allows participating companies to transfer personal data from the UK to the U.S. These measures and the potential divergence between EU and UK requirements and practices may impose additional expense, administrative burdens, regulatory uncertainty, and enforcement risk associated with transferring personal data from the UK and EU to the U.S.

Additionally, legislation enacted in the UK and by many EU countries provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the UK and other EU countries who have adopted similar laws who transfer business to us. Additionally, the UK’s exit from the EU and the associated changes in trade relations could result in increased costs, delays, and regulatory complexity in our business involving the UK.
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
In the EU, the General Data Protection Regulation (GDPR) imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and South Africa, where we have operations, have implemented or are considering data protection laws. India recently enacted a data protection law, the Digital Personal Data Protection Act (the "DPDP Act"), that is expected to impact how we handle vendor and employee data in India and may require us to develop new controls governing our processing of employee data. Given the size and scope of our operations in India, the costs of compliance with the DPDP Act, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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
In 2023, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, more than 25% of our revenues were derived from clients in the financial services and insurance industries.
The inflationary economic environment in recent years has adversely affected economic activity in the United States and Europe and activity in certain industries in which our clients operate. For example, a number of our largest clients in the United States operate in the high-tech and other industries in which companies have been in the process of undertaking broad layoffs or other cost cutting measures. If our services are viewed as non-essential or are targeted for consolidation, in-sourcing or replacement as part of cost cutting measures by clients in the high tech or other industries facing macroeconomic pressures, we could be adversely affected.
In addition, any deterioration in economic activity in the United States or Europe, or in industries in which our clients operate, could adversely affect demand for our services, thus reducing our revenue. Increased regulation, monetary policy actions, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.
In addition, we have historically derived a significant portion of our revenues from GE. In the past, GE has divested businesses we served, including a significant portion of its GE Capital business, and we have entered into contracts with several divested GE businesses. GE is in the final stages of dividing into three independent public companies, and its spin-off of GE Healthcare was completed in January 2023. Any material loss of business from, or failure to maintain relationships with, former GE businesses following the completion of the GE restructuring in 2024 could have a material adverse effect on our business, results of operations and financial condition.
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
Our industry is increasingly competitive, highly fragmented and subject to rapid change. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, offshore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide business process services, smaller, niche companies that compete with us in a specific geographic market, industry or service area, and accounting firms that also provide consulting or other business process services.
Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do, and may expand their service offerings more quickly or at a lower cost and compete more effectively for clients and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. In addition, some of our competitors who do not have global delivery capabilities may expand their delivery centers to the countries in which we are located, which could result in increased competition for employees and could reduce our competitive advantage. There could also be new competitors that are more powerful as a result of strategic consolidation of smaller competitors or of companies whose services and expertise complement each other. In addition, we may also face competition from technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models.
New services or technologies offered by our competitors and partners or new market participants may make our offerings less differentiated or less competitive when compared to alternatives, which may adversely affect our results of operations. Certain technology companies, including some of our partners, are increasingly able to offer services related to their software, platform, cloud migration and other solutions, or are developing software, platform, cloud migration and other solutions that require integration services to a lesser extent or replace them in their entirety. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
Increased competition may result in lower prices and volumes, higher costs, and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations and financial condition.
We may face difficulties in providing end-to-end business solutions or delivering complex, large or unique projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business and our reputation.
We continue to expand the nature and scope of our engagements, including by incorporating digital solutions that use social, mobility, big data and cloud-based technologies. Our ability to effectively offer a wide range of business solutions depends on our ability to attract existing or new clients to new service offerings, and the market for our solutions is highly competitive. We cannot be certain that our new services or solutions will effectively meet client needs or that we will be able to attract clients to these offerings. The complexity of our new service offerings, our inexperience in developing or implementing them, and significant competition in the markets for these services may affect our ability to market these services successfully.
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
From time to time we also enter into agreements that include unique service level delivery requirements or novel pricing arrangements with which we have no experience and that may be unique in the industry. These projects can include performance targets that become more rigorous over the term of the contracts and service delivery components that are partially subjective by design, and we may be unable to achieve such targets or to satisfy our clients’ expectations in delivering such services. Our failure to deliver such engagements to our clients’ expectations could result in termination of client contracts, and we could be liable to our clients for penalties or damages or suffer reputational harm. We may also discover that we have not priced such engagements appropriately, which could adversely affect our profitability and results of operations.
Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.
Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in U.S. dollars, with the remaining amounts largely in Indian rupees, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, Hungarian forint, Canadian dollars, South African rand, Costa Rican Colón, Malaysian ringgit and Australian dollars. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”
Our results of operations have been adversely affected and could be further adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if, as has occurred over the past year, the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost-effective manner. In addition, in some countries, such as China, India, Malaysia, the Philippines and Romania, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which limits our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Foreign exchange gains (losses), net.”
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
We may be unable to service our debt or obtain additional financing on competitive terms or at all.
In December 2022, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $530 million term loan and a $650 million revolving credit facility. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2023, the total amount due under the credit facility net of debt amortization expenses, including the amount utilized under the revolving facility, was $520 million. The amended and restated credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.
On November 18, 2019, we issued $400 million aggregate principal amount of 3.375% senior notes (the "2024 Notes") in an underwritten public offering. As of December 31, 2023, the amount outstanding under the 2024 Notes, net of debt amortization expense of $0.5 million, was $399.5 million, which is payable on December 1, 2024 when the notes mature. We are required to pay interest on the 2024 Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity date. We may seek to repay or refinance the 2024 Notes at or prior to the scheduled maturity date. This will depend on the condition of the capital markets and our financial condition at such time. If we refinance the 2024 Notes, the interest rate we pay on the refinanced notes is likely to be higher than the rate we pay on the 2024 Notes, which would likely adversely affect our net interest expense. It is also possible that, due to the market conditions or our financial condition at such time, we may not seek to, or may be unable to, refinance the 2024 Notes when they mature, which could have an adverse impact on our cash flows, working capital or liquidity and in turn have an adverse impact on our financial condition or results of operations.
On March 26, 2021, we issued $350 million aggregate principal amount of 1.75% senior notes (the "2026 Notes") in an underwritten public offering. As of December 31, 2023, the amount outstanding under the 2026 Notes, net of debt amortization expense of $1.4 million, was $348.6 million, which is payable on April 10, 2026 when the notes mature. We are required to pay interest on the 2026 Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity date.
The 2024 Notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l., our indirect wholly-owned subsidiary, and are guaranteed on a senior unsecured basis by Genpact Limited and our indirect wholly-owned subsidiary, Genpact USA, Inc. The 2026 Notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited. The 2024 Notes and 2026 Notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2024 Notes and the 2026 Notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rates payable on the 2024 Notes and the 2026 Notes are subject to adjustment if the credit ratings of the 2024 Notes or 2026 Notes, as applicable, are downgraded, up to a maximum increase of 2.0%. We may redeem the 2024 Notes and 2026 Notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2024 Notes, November 1, 2024 and, in the case of the 2026 Notes, March 10, 2026, a specified “make-whole” premium. The 2024 Notes and 2026 Notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.
Our indebtedness and related debt service obligations can have negative consequences, requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment, limiting our ability to obtain additional financing and limiting our ability to undertake strategic acquisitions, increasing our vulnerability to adverse economic and industry conditions, including by reducing our flexibility in planning for or reacting to changes in our business and market conditions, and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We manage only a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps. A portion of our indebtedness, including borrowings under our credit facility, bears interest at variable interest rates primarily based on the Secured Overnight Financing Rate. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.
We often face a long selling cycle to secure a new Digital Operations contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.
We often face a long selling cycle to secure a new Digital Operations contract. If we are successful in obtaining an engagement, that is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to a client that we can successfully integrate our processes and resources with their operations. During this time a contract is also negotiated and agreed. There is then a long ramping up period in order to commence providing the services. We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client’s business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new client and begin to plan the services in detail, a potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a Digital Operations contract with a client, we will typically receive no revenues until implementation actually begins. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. We generally hire new employees to provide services to a new client once a contract is signed. We may face significant difficulties in hiring such employees and incur significant costs associated with these hires before we receive corresponding revenues. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results may fluctuate significantly from period to period. The long selling cycle for many of our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. In recent years, the increased share of our revenue from consulting and other short-cycle engagements has also made it more difficult to accurately forecast our revenues. In addition, our future revenues, operating margins and profitability may fluctuate as a result of lower demand for our services, lower win rates versus our competition, changes in pricing in response to client demands and competitive pressures, changes to the financial condition of our clients, employee wage levels and utilization rates, changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar and the euro versus the U.S. dollar, the timing of collection of accounts receivable, enactment of new taxes, changes in income tax rates and regulations in the countries where we do business, and changes to levels and types of share-based compensation awards and assumptions used to determine the fair value of such awards. As a result of these factors, it is possible that, as has occurred in the past, our revenues and operating results may be below, in some cases significantly, the expectations of public market analysts and investors. The price of our common shares has been adversely affected by lower-than-expected operating results in the past, including in 2023, and would likely be materially and adversely affected if we report significantly lower-than-expected operating results in the future.
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

We might not accurately assess the creditworthiness of our clients. More recently, some of our clients have begun to delay their payments to us in order to take advantage of increased interest rates to earn additional interest income, which has had an adverse impact on our days sales outstanding. Delayed client payments and extended payment terms in some contracts have in some cases had an adverse impact on our cash flows, and we expect that our working capital balances and cash management practices will be further adversely affected if more clients delay payments or if payments are delayed further or for an extended period.
Macroeconomic conditions, including persistent inflation in the countries in which we do business and have operations, increasing geopolitical tensions, the possibility of an economic downturn globally or regionally and changes in global trade policies, could also result in financial difficulties for our clients, including bankruptcy and insolvency. Additionally, cyberattacks on any of our clients could disrupt their internal systems and capability to make payments. The occurrence of any of these events could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services due to these additional factors, our cash flows could be adversely affected.
Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operations and financial condition.
Some of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or to reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract, which could have an adverse effect on our business, results of operations and financial condition. Some of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet agreed service level requirements. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This has in the past any may in the future involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter regulatory, employment, technological, logistical and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations and financial condition.
Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. For instance, the ongoing conflicts between Russia and Ukraine and Israel and Hamas have created volatility and uncertainty in the financial markets. These events also pose significant risks to our people and to our delivery centers and operations around the world.
Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India, such as continued terrorist activity around the northern border of India, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. In addition, there has been a series of conflicts between India and China along their shared border in recent years. Although both countries have taken actions to control and de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.
If more stringent labor laws become applicable to us or if a significant number of our employees unionize, our profitability may be adversely affected.
India has stringent labor legislation that protects employee interests, including legislation that sets forth detailed procedures for dispute resolution and that imposes financial obligations on employers upon termination of employees without cause. Though companies in our industry have certain exemptions from some of these labor laws, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to us or if more stringent labor laws apply to us in the future, it may become difficult for us to maintain flexible human resource policies, to attract and employ the numbers of sufficiently qualified candidates we require or to terminate employees, and our compensation expenses may increase significantly.

In addition, a small percentage of our global employee population is currently unionized. If a significant number of our employees form or join unions, we may be required to raise wage levels or provide additional benefits, which could result in operational impediments and an increase in our compensation expenses, in which case our operations and profitability may be adversely affected.
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
Bermuda recently enacted new tax legislation that will impose a corporate income tax on certain Bermuda companies. Any new tax liability in Bermuda or another jurisdiction based on our incorporation in Bermuda could have a material adverse effect on our business, results of operations and financial condition.
We previously received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda (the "EUTP") to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations or securities until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. While we are not subject to tax on income, profits, withholding, capital gains or capital transfers under current law, the Bermuda Government recently passed a new law titled the Corporate Income Tax Act, 2023 (the "CIT Act"), which imposes a 15% minimum corporate income tax rate and expressly supersedes the written assurance we received under the EUTP.
Under the CIT Act, Bermuda corporate income tax will be chargeable with respect to fiscal years beginning on or after January 1, 2025 and will apply to Bermuda entities that are part of a multinational group with annual revenue above 750 million euros in at least two of the prior four fiscal years. We currently do not expect this corporate income tax to have an impact on us given that we have no profits in Bermuda and we do not expect to have profits in Bermuda in the foreseeable future. However, if we incur tax liability in Bermuda as a result of the CIT Act or in any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2023, we had $1,684 million of goodwill and $53 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, we perform the quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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
The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:
•technological developments that have an actual or perceived impact on us or our industry, such as generative AI;
•terrorist attacks, other acts of violence or war, such as the conflicts between Russia and Ukraine and Israel and Hamas, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations;
•actual or anticipated fluctuations in our quarterly and annual operating results;
•changes in or our inability to meet our financial estimates or the estimates of securities research analysts;
•changes in the economic performance or market valuations of our competitors and other companies engaged in providing similar or competitive services;
•the loss of one or more significant clients;
•the addition or loss of executive officers or key employees;
•regulatory developments in our target markets affecting us, our clients or our competitors;
•general economic, industry and market conditions, such as geopolitical events, inflation and sustained high interest rates;
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

Item 1B.      Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
Cybersecurity risk management is an essential part of our enterprise risk management program. We are committed to maintaining governance and oversight of these risks and to implementing controls, technologies, and processes designed to help us identify, assess, and manage these risks.
Our cybersecurity program aims to incorporate industry best practices, including standards such as ISO 27001 and the NIST Cybersecurity Framework, and focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, manage and address cybersecurity risks, threats and incidents. Our practices include, among other things, security awareness training and simulations, technologies and processes to monitor our systems, assessments of controls, and incident response processes. We engage with industry groups and forums to stay informed of industry practices and developments. We monitor developments in the threat landscape that may affect our systems or services and assess their potential impacts on and risks to our cybersecurity posture. We engage external service providers, where appropriate and from time to time, to assist us with aspects of our program, such as assessing and testing controls, providing threat intelligence information and incident response. We also have processes in place to manage cybersecurity risks associated with third-party service providers. Certain key security controls are tested annually by independent third-party auditors. We regularly refine our cybersecurity processes as we determine necessary to address developments in the threat landscape, advance our control and technology capabilities, respond to regulatory requirements and standards, and implement improvements based on the results of internal and external assessments.
Our cybersecurity incident response process involves a multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders, including if appropriate the audit committee and the board, and keeping them informed and involved as appropriate. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, we have experienced incidents that did not have a material impact on our business or operations, and there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. See "Risk Factors" above for more information about the cybersecurity risks we face.
Our board of directors has ultimate responsibility for oversight of our risk management, and delegates cybersecurity risk management oversight to the audit committee. The audit committee, which is responsible for ensuring that management has processes in place designed to identify, evaluate and manage cybersecurity risks and incidents, regularly reviews our cybersecurity program with management and reports to the board of directors. Cybersecurity reviews by the audit committee generally occur at least quarterly. A number of our directors have experience in assessing and managing cybersecurity risk, including by serving on other public company audit committees having responsibility for cybersecurity oversight. One of our directors has also served as a Chief Technology Officer for multiple companies.
Our cybersecurity program is run by our Chief Information Security Officer (CISO), who reports to our Head of Enterprise Risk Management and receives input and support from our Head of Enterprise Risk Management and our Chief Technology and Transformation Officer. Our CISO has extensive experience leading and managing cybersecurity programs and in cybersecurity risk management. Our CISO has served in this position since 2014 and, before Genpact, was previously CISO at another US-listed public company. Our CISO is supported by our information security team, many of whom hold cybersecurity certifications and who collectively possess relevant experience in different areas of cybersecurity.
Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our information security team, internal governance processes, and by reviewing the results of internal and third-party assessments and audits. Our CISO regularly reports directly to the audit committee on our cybersecurity program and our efforts to prevent, detect, mitigate, and remediate cybersecurity risks. In addition, we have a Security Governance Council, made up of members of our senior management team as well as relevant security personnel, that meets periodically to discuss and address relevant cybersecurity matters.
Item 2.      Properties
We have delivery centers in 26 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2024, there were 35 holders of record of our common shares.
The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2019 to December 31, 2023. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2018 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
12-31-18
03-31-19
06-30-19
09-30-19
12-31-19
03-31-20
06-30-20
09-30-20
12-31-20
03-31-21
06-30-21
09-30-21
12-31-21
03-31-22
06-30-22
09-30-22
12-31-22
03-31-23
06-30-23
09-30-23
12-31-23
Genpact
S&P 500 Index
Peer Group

	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20
Genpact	130.68	141.81	144.57	157.66	109.44
Peer Group	118.45	120.30	121.44	126.90	98.96
S&P 500	113.65	118.54	120.55	131.49	105.72

	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21
Genpact	137.24	146.74	156.20	162.13	172.42
Peer Group	124.75	146.37	173.43	184.18	199.14
S&P 500	127.44	138.81	155.68	165.29	179.42

	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22
Genpact	180.69	202.30	166.34	162.39	168.25
Peer Group	215.49	264.11	230.61	181.76	166.82
S&P 500	180.47	200.37	191.15	160.37	152.54

	12/31/22	03/31/23	06/30/23	09/30/23	12/31/23
Genpact	178.55	178.69	145.79	140.99	135.73
Peer Group	173.66	180.31	187.48	190.64	215.19
S&P 500	164.08	176.38	191.80	185.52	207.21
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Dividends
In February 2023, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1375 per common share, representing an annual dividend of $0.55 per common share. In 2023, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2024, our board of directors approved an 11% increase in our quarterly cash dividend to $0.1525 per common share, representing a planned annual dividend of $0.61 per common share for 2024. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2023	—	—	—	474,453,005
November 1-November 30, 2023	710,947	33.70	710,947	450,491,112
December 1-December 31, 2023	1,474,762	34.55	1,474,762	399,544,868
Total	2,185,709	34.27	2,185,709

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

Macroeconomic environment

Our results of operations are affected by various economic and macroeconomic conditions, including the inflationary environment, high interest rates, numerous geopolitical risks and levels of overall business confidence. Throughout 2023, continued economic and geopolitical uncertainty in many markets around the world, including with respect to slowing global economic growth, monetary policy and continued volatility in foreign currency exchange rates, impacted and may continue to impact our business.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response, including the imposition of sanctions, as well as the ongoing conflict between Hamas and Israel, have contributed to and may continue to exacerbate supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have operations in Russia or Ukraine, it is difficult to anticipate the future impacts of the Russia-Ukraine conflict on our business or our clients’ businesses. We have limited operations in Israel and are closely monitoring the situation. To date, we do not believe the conflicts between Russia and Ukraine and Hamas and Israel, or the economic or political impacts of these conflicts, have had a material impact on our business, financial position or operations, but we continue to monitor the situation.

For additional information about the risks we face, see Part I, Item 1A—“Risk Factors.”

Overview
Our 2023 revenues were $4.5 billion, an increase of 2.4% year-over-year, or 3.1% on a constant currency1 basis.
Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, in the years ended December 31, 2022 and 2023:

	Percentage of Total Net Revenues
	Year ended December 31,
	2022	2023
Top five clients	22.1%	17.5%
Top ten clients	31.2%	26.3%
Top fifteen clients	37.3%	32.7%
Top twenty clients	42.2%	37.2%
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
New business proposals are reviewed in line with our strategy to target specific industry verticals and geographical markets. We begin each year with a set of named accounts, including prospective clients with operations in our target areas, and all opportunities during the year are reviewed by business leaders from the applicable industry vertical, operations, and finance teams. In this way, we try to ensure that contract terms meet our pricing, cash and service objectives. See Item 1—“Business—Sales and marketing” for additional information.
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
Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration and deferred consideration relating to business acquisitions, as well as certain operating losses resulting from the write-down of operating lease right-of-use assets, other assets, property, plant and equipment and intangible assets, impairment charges and losses on the sale of assets classified as held for sale and gains on termination of leases.
Foreign exchange gains (losses), net.   Foreign exchange gains (losses), net primarily consists of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses from derivative contracts entered into to offset the impact of the re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for hedge accounting.
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

77% of our fiscal 2023 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Japanese yen and Indian rupees. Our costs are primarily incurred in U.S. dollars, as well as in Indian rupees, U.K. pounds sterling, Romanian leu, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, between the Australian dollar and the Indian rupee, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the U.K. pound sterling, Philippine peso, Hungarian forint, Chinese renminbi, Polish zloty and the euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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
Bermuda taxes.    We are organized in Bermuda. Bermuda does not currently impose any income tax on us. On December 27, 2023, the government of Bermuda passed legislation introducing a corporate income tax of 15%, which will become effective on January 1, 2025. As a result of this new legislation, we recorded a deferred tax asset on net operating losses, which was fully offset by a valuation allowance.
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
Other taxes.    We have operating subsidiaries or branches in several countries, including Argentina, Australia, Brazil, Bulgaria, Canada, China, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, India, Ireland, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Singapore, South Africa, Thailand, Turkey, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.
One of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15% through December 31, 2023, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including Costa Rica, Israel and the Philippines. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.
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
New Bookings
New bookings is an operating or other statistical measure. We define new bookings as the total contract value of new client contracts and certain changes to existing client contracts to the extent that such contracts represent incremental future revenue. In determining total contract value for this purpose, we assume the volume to which the client has committed or make a conservative projection where the client has not made a volume commitment. New bookings attributable to deals may exclude a portion of the total contract value if the services are subject to certain contingencies, such as regulatory or other approvals. Regular renewals of contracts with no change in scope, which we consider business as usual, are not included as new bookings. We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business and may be a useful metric as an indicator of future revenue growth potential. Our management also uses new bookings to measure our sales force productivity.
New bookings in 2023 were $4.9 billion, up 25.6% from $3.9 billion in 2022.
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
Goodwill and other intangible assets.   Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2022 and 2023.
During the year ended December 31, 2022, we took actions to realign our portfolio to focus on services we believe have the greatest opportunities for growth, and deprioritized assets that no longer fit with our long-term strategy. As such, during 2022, we identified and divested a business that was part of our Consumer and Healthcare segment and classified certain technology-related intangible assets and goodwill as held for sale. We tested these assets for impairment and determined that the carrying values were not recoverable and accordingly recorded an impairment charge to adjust the carrying amount of these assets to their fair value. The impairment charge was recorded in “other operating (income) expense, net.” During 2023, the sale of these assets was completed and we recorded a loss on the sale in "other operating (income) expense, net." See Note 8—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table sets forth certain data from our income statement for the years ended December 31, 2022 and 2023:

	Year ended December 31,		Percentage change increase/ (decrease) 2023 vs. 2022
	2022	2023
Data-Tech-AI services	$1,959.9	$1,993.1	1.7%
Digital Operations services	$2,411.3	$2,483.8	3.0%
Total net revenues	$4,371.2	$4,476.9	2.4%
Cost of revenue	2,834.8	2,906.2	2.5%
Gross profit	$1,536.4	$1,570.7	2.2%
Gross profit margin	35.1%	35.1%
Operating expenses
Selling, general and administrative expenses	938.4	913.1	(2.7)%
Amortization of acquired intangible assets	42.7	31.5	(26.3)%
Other operating (income) expense, net	53.2	(4.7)	(108.9)%
Income from operations	$502.2	$630.9	25.6%
Income from operations as a percentage of net revenues	11.5%	14.1%
Foreign exchange gains (losses), net	15.4	4.3	(72.2)%
Interest income (expense), net	(52.2)	(47.9)	(8.2)%
Other income (expense), net	(0.1)	15.0	NM*
Income before income tax expense	$465.2	$602.2	29.4%
Income tax expense (benefit)	111.8	(29.0)	(126.0)%
Net income	$353.4	$631.3	78.6%
Net income as a percentage of net revenues	8.1%	14.1%

*Not Meaningful

Fiscal Year Ended December 31, 2023 Compared to the Fiscal Year Ended December 31, 2022
Net revenues.    Our net revenues were $4,476.9 million in 2023, up $105.7 million, or 2.4%, from $4,371.2 million in 2022. Growth in our net revenues was driven by both Data-Tech-AI and Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the values of Japanese yen, Australian dollar, Indian Rupee and South African rand against the U.S. dollar, our net revenues grew 3.1% in 2023 compared to 2022 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased to approximately 123,400 in 2023 from approximately 115,800 in 2022.

	Year ended December 31,		Percentage change increase/ (decrease) 2023 vs. 2022
	2022	2023
	(dollars in millions)
Data-Tech-AI services	$1,959.9	$1,993.1	1.7%
Digital Operations services	$2,411.3	$2,483.8	3.0%
Total net revenues	$4,371.2	$4,476.9	2.4%

Net revenues from Data-Tech-AI services in 2023 were $1,993.1 million, up $33.2 million, or 1.7%, from $1,959.9 million in 2022. This increase was largely driven by continued growth in our supply chain management services as well as an increase in revenue from automating core client finance and accounting processes in 2023 compared to 2022.
Net revenues from Digital Operations services in 2023 were $2,483.8 million, up $72.5 million, or 3.0%, from $2,411.3 million in 2022, primarily due to ramp-ups from certain new large deals and existing contracts.
Revenues by segment were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2023 vs. 2022
	2022	2023
	(dollars in millions)
Financial Services	$1,159.7	$1,225.4	5.7%
Consumer and Healthcare	1,593.5	1,570.7	(1.4)%
High Tech and Manufacturing	1,617.9	1,680.8	3.9%
Net revenues	4,371.2	4,476.9	2.4%
Business held for sale	(12.0)	(0.5)	(95.9)%
Net revenues (excluding business held for sale)	$4,359.2	$4,476.4	2.7%
Net revenues from our Financial Services segment increased by 5.7% in 2023 compared to 2022, largely due to continued demand for our underwriting and risk management services in our insurance vertical, which leverage data and analytics, as well as our digital solutions involving automation of back-office processes, partially offset by a decline in client spending on short-cycle discretionary technology projects. Net revenues from our Consumer and Healthcare segment decreased by 1.4% in 2023 compared to 2022, largely driven by lower Data-Tech-AI services revenue in 2023 compared to 2022, and the impact of the recent divestiture of the business that we had previously classified as held for sale, which was completed in February 2023. Net revenues from our High Tech and Manufacturing segment increased by 3.9% in 2023 compared to 2022, largely driven by revenues from recently signed large deals, continued ramp-ups of existing client relationships and client demand for our supply chain management and sales and commercial engagements, partially offset by a change in the deal scope for a large client in early 2023. Net revenues from "Business held for sale" in the table above represent revenues from a business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023.
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
With effect from January 1, 2023, we have modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the Chief Operating Decision Maker ("CODM") to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment revenue of our reportable segments for 2022 to present comparable segment information. For additional information, see Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cost of revenue.  Cost of revenue was $2,906.2 million in 2023, up $71.4 million, or 2.5%, from $2,834.8 million in 2022. The increase in our cost of revenue in 2023 compared to 2022 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, and (iii) higher travel related expenses. This increase was partially offset by (i) lower depreciation and amortization expense, (ii) lower contractor expenses, and (iii) an employee severance charge of $8.4 million as part of the restructuring we undertook in 2022, while no corresponding charge was recorded in 2023. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Gross margin. Our gross margin remained flat at 35.1% from 2022 to 2023, primarily due to higher wage inflation, an increase in our operational headcount and higher travel-related expenses in 2023 compared to 2022, which were largely offset by lower depreciation and amortization expense and lower third party consultant expenses in 2023 compared to 2022. We also incurred an employee severance charge of $8.4 million in 2022 as part of a restructuring, while no corresponding charge was recorded in 2023. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues were 20.4% in 2023 and 21.5% 2022. SG&A expenses were $913.1 million in 2023, down $25.3 million, or 2.7%, from $938.4 million in 2022. The decrease in SG&A expenses was primarily due to the impact of the divestiture of the business we had previously classified as held for sale, controlled spending on support functions and an employee severance charge as part of a restructuring in 2022, while no corresponding charge was recorded in 2023. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Amortization of acquired intangibles.   Amortization of acquired intangibles was $31.5 million in 2023, down $11.2 million, or 26.3%, from $42.7 million in 2022. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $4.7 million in 2023, compared to other operating expense (net of income) of $53.2 million in 2022. This change was primarily due to (i) a gain of $4.9 million on the termination of an abandoned lease in 2023 with no corresponding gain recorded in 2022, (ii) a $20.3 million write-down related to the abandonment of various office premises and a $1.4 million write-down related to tangible assets, both of which were taken as part of a restructuring we undertook in 2022, and (iii) an impairment charge of $32.6 million in 2022 related to assets previously classified as held for sale, while no corresponding charge was recorded in 2023. For additional information, see Note 8—“Assets and liabilities held for sale” and Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.5% in 2022 to 14.1% in 2023. Income from operations increased by $128.7 million from $502.2 million in 2022 to $630.9 million in 2023, primarily due to an increase in gross margin and lower selling, general and administrative expenses in 2023, an impairment charge on assets previously classified as held for sale and the restructuring undertaken in 2022, as discussed above.
Foreign exchange gains (losses), net.   We recorded a net foreign exchange gain of $4.3 million in 2023, compared to $15.4 million in 2022. The gains in both the years resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net.   Our interest expense (net of interest income) was $47.9 million in 2023, down $4.3 million from $52.2 million in 2022, primarily due to a $12.5 million increase in interest income in 2023 compared to 2022, offset by a $8.2 million increase in interest expense in 2023 compared to 2022.

Our interest income increased from $5.9 million in 2022 to $18.4 million in 2023 due to higher interest rates on deposits in 2023 compared to 2022. The increase in interest expense was largely due to (i) a higher average benchmark-based rate on our term loan, partially offset by lower volume and higher gains on interest rate swaps taken to hedge interest rate exposure under our term loan in 2023 compared to 2022, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher interest expense related to receivables sold under our revolving accounts receivable-based facilities in 2023 compared to 2022. This increase was partially offset by lower interest expense in 2023 compared to 2022 due to the repayment in April 2022 of our $350 million aggregate principal amount of 3.70% senior notes issued in March 2017. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.0% in 2022 to 3.7% in 2023.
Other income (expense), net. Our other income (net of expense) was $15.0 million in 2023, compared to other expense (net of income) of $0.1 million in 2022. This change was primarily due to a gain on changes in the fair value of assets in our deferred compensation plan in 2023 compared to a loss on changes in the fair value of assets in our deferred compensation plan in 2022.
Income tax expense/(benefit). Our income tax expense was $111.8 million in 2022, compared to an income tax benefit of $29.0 million in 2023. Our effective tax rate ("ETR") was (4.8%) in 2023 and 24.0% in 2022. The change in our ETR in 2023 was primarily due to the recording of a non-recurring tax benefit of $169.9 million on an intra-entity transfer of certain intellectual property rights from certain non-US subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with our business operations.
Net income.  As a result of the foregoing factors, net income as a percentage of net revenues was 14.1% in 2023, up from 8.1% in 2022. Net income increased by $277.9.0 million from $353.4 million in 2022 to $631.3 million in 2023, primarily due to a decrease in income tax expense due to a non-recurring tax benefit in 2023 and a change in other operating income during 2023.
Adjusted income from operations. Adjusted income from operations ("AOI"), increased by $44.7 million from $718.2 million in 2022 to $762.9 million in 2023. Our AOI margin increased from 16.5% in 2022 to 17.0% in 2023, primarily driven by cost efficiencies and operating leverage in 2023 compared to 2022. In calculating our AOI margin for 2023 and 2022, we adjusted total net revenues to exclude net revenues of $0.5 million in 2023 and $12.0 million in 2022 from the business previously classified as held for sale.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gains)/losses (other than those included in income from operations), (v) restructuring (income) expense, (vi) any loss or gain on businesses held for sale, including impairment charges, (vii) interest (income) expense, and (viii) income tax expense/(benefit), as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
During the year ended December 31, 2022, we carried out certain restructuring activities in line with our long-term strategy to implement a flexible, hybrid global delivery model that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, we determined that certain leases and employee roles were unnecessary. Accordingly, we took a restructuring charge of $38.8 million, which was excluded from AOI during the year ended December 31, 2022. No corresponding charge was recorded during the year ended December 31, 2023. For additional information, see Note 27—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
During the year ended December 31, 2022, management approved a plan to divest a business within our Consumer and Healthcare segment. We classified the assets and liabilities of this business as held for sale and recorded net revenues of $12.0 million and $0.5 million in 2022 and 2023, respectively, and losses of $24.8 million and $1.2 million in 2022 and 2023, respectively. We also recorded an impairment charge of $32.6 million on assets previously classified as held for sale in 2022. The sale of this business was completed in the first quarter of 2023, resulting in a loss of $0.8 million in 2023. The related loss and impairment charge were excluded from AOI.

For additional information, see Note 8—“Assets and liabilities held for sale” and Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2022 and 2023:

	Year ended December 31,
	2022	2023
	(dollars in millions)
Net income	$353.4	$631.3
Foreign exchange (gains) losses, net	$(15.4)	$(4.3)
Interest (income) expense, net	$52.2	$47.9
Income Tax Expense/ (Benefit)	$111.8	$(29.0)
Stock-based compensation	$77.4	$88.6
Amortization and impairment of acquired intangible assets	$42.6	$31.3
Loss on the sale of business classified as held for sale	$—	$0.8
Restructuring expense (income)	$38.8	$(4.9)
Loss relating to business held for sale	$24.8	$1.2
Impairment charge on assets classified as held for sale	$32.6	$—
Adjusted income from operations	$718.2	$762.9

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2022 and 2023:

	Year ended December 31,		Percentage change increase/ (decrease) 2023 vs. 2022
	2022	2023
	(dollars in millions)
Financial Services	$172.3	$193.4	12.2%
Consumer and Healthcare	$233.0	$242.5	4.0%
High Tech and Manufacturing	$303.6	$297.9	(1.9)%
Total reportable segment	$708.9	$733.7	3.5%
Others	$(15.5)	$28.0	281.0%
Total	$693.4	$761.7	9.9%
Loss relating to business held for sale	$24.8	$1.2	NM*
Adjusted income from operations	$718.2	$762.9	6.2%
*Not Meaningful
AOI of our Financial Services segment increased to $193.4 million in 2023 from $172.3 million in 2022, primarily due to higher revenues, improved efficiency and the net favorable impact of allocating foreign exchange gains/(losses) and resource costs in 2023 compared to 2022, partially offset by the impact of wage inflation. AOI of our Consumer and Healthcare segment increased to $242.5 million in 2023 from $233.0 million in 2022, primarily due to improved efficiencies, the net favorable impact of allocating foreign exchange gains/(losses) and resource costs, and the absence of a loss in 2023 from the business we had previously classified as held for sale, partially offset by the impact of wage inflation in 2023 compared to 2022. AOI of our High Tech and Manufacturing segment decreased to $297.9 million in 2023 from $303.6 million in 2022, primarily due to wage inflation and higher investments made in certain new large client deals in 2023 compared to 2022, partially offset by higher revenue and the net favorable impact of allocating foreign exchange gains/(losses) and resource costs in 2023 compared to 2022. With effect from January 1, 2023, we modified the items that are allocated to our reportable segments for the purpose of evaluating segment performance, and we now allocate by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, we have recast the segment adjusted income from operations of our reportable segments for 2022 to present comparable segment information. AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes.

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
Statement of financial position
Key changes in our financial position during 2023
Following are the significant changes in our financial position as of December 31, 2023 compared to December 31, 2022:
•Short-term borrowings decreased by $141.0 million
The decrease in our short-term debt is primarily due to payments made on our term loan in 2023 and lower utilization of the funded drawdown of the credit facility under our amended and restated credit agreement entered into in December 2022, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. For additional information, see Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Prepaid expenses, other current assets, contract cost assets and other assets increased by $35.3 million
The increase in prepaid expenses, other current assets, contract cost assets and other assets is primarily due to higher tax payments (net of refunds), higher contract assets (net of amortization) and higher deferred billings. The increase was partially offset by a decrease in prepaid expenses, contract cost assets and a reduction in finance lease right-of-use assets. For additional information, see Note 25—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Accounts receivable, net increased by $122.0 million
The increase in our accounts receivable is primarily due to higher days sales outstanding.
•Goodwill and intangible assets decreased by $37.1 million
Goodwill decreased by $0.4 million, primarily due to the effect of exchange rate fluctuations. Our intangible assets decreased by $36.7 million due to the amortization of intangible assets. For additional information, see Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease right-of-use assets decreased by $12.2 million
The decrease in operating lease right-of-use assets is due to amortization, partially offset by assets recognized due to leases entered into in 2023. For additional information, see Note 12—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease liability decreased by $26.1 million
The decrease in operating lease liability is due to lease payments, partially offset by additions and modifications in 2023.
•Accounts payable, accrued expenses, other current liabilities and other liabilities decreased by $20.6 million
The decrease in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to a reduction in accounts payable, contract liabilities, finance lease liabilities, statutory liabilities and lower mark-to-market losses on derivative financial instruments in 2023 compared to 2022. This decrease was partially offset by an increase in expense related accruals and employee related accruals in 2023.

•Long-term debt decreased by $18.3 million
The decrease in long-term debt is primarily due to installment payments made on our term loan in 2023. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Net deferred tax assets increased by $155.9 million
Our net deferred tax assets increased by $155.9 million, primarily due to the recording of a non-recurring tax benefit of $169.9 million on an intra-entity transfer of certain intellectual property rights from certain non-US subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with our business operations. For additional information, see Note 23—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2022 and 2023 is presented below:

	As of December 31,	As of December 31,	Percentage Change increase/(decrease)
	2022	2023	2023 vs. 2022
	(dollars in millions)
Cash and cash equivalents	$646.8	$583.7	(9.8)%
Short-term borrowings	151.0	10.0	(93.4)%
Long-term debt due within one year	26.1	432.2	1,553.8%
Long-term debt other than the current portion	1,249.2	824.7	(34.0)%
Genpact Limited total shareholders’ equity	$1,826.2	$2,248.4	23.1%

Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
As of December 31, 2023, $581.4 million of our $583.7 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $208.0 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $92.3 million of retained earnings. $277.7 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $95.7 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.
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
On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend from $0.125 per common share to $0.1375 per common share, representing an annual dividend of $0.55 per common share for 2023, up from $0.50 per common share in 2022. On March 24, 2023, June 26, 2023, September 26, 2023 and December 22, 2023, we paid dividends of $0.1375 per share, amounting to $25.3 million, $25.0 million, $24.9 million and $24.8 million in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023, September 8, 2023 and December 8, 2023, respectively.
On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing a planned annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.

As of December 31, 2023, the total authorization under our existing share repurchase program was $2,250.0 million, of which $399.5 million remained available as of December 31, 2023. Since our share repurchase program was initially authorized in 2015, we have repurchased 58,178,075 of our common shares at a weighted average price of $31.81 per share, for an aggregate purchase price of $1,850.5 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.
During the years ended December 31, 2022 and 2023, we repurchased 4,777,205 and 6,013,793 of our common shares, respectively, on the open market at a weighted average price of $44.79 and $37.48 per share, respectively, for an aggregate purchase price of $214.0 million and $225.4 million, respectively. All repurchased shares have been retired.
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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage change increase/ (decrease) 2023 vs. 2022
	2022	2023
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$443.7	$490.8	10.6%
Investing activities	(36.6)	(78.9)	115.7%
Financing activities	(571.4)	(483.0)	(15.5)%
Net decrease in cash and cash equivalents	$(164.3)	$(71.1)	(56.7)%
Cash flows from operating activities.    Net cash provided by operating activities was $490.8 million in 2023, up from $443.7 million in 2022. This increase was primarily due to a (i) $277.9 million increase in net income in 2023 compared to 2022, (ii) a $195.5 million decrease in non-cash expenses in 2023 compared to 2022, primarily due to a deferred income tax asset recorded in connection with a non-recurring deferred tax benefit of $169.9 million in 2023 on an intra-entity transfer of certain intellectual property rights from certain non-US subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with our business operations, lower write-downs of operating lease right-of-use assets, intangible assets and property, plant and equipment, including those previously classified as held for sale, lower depreciation and amortization expense, partially offset by an increase in stock-based compensation expense in 2023 compared to 2022, and (iii) a $35.2 million increase in net operating assets driven by higher investments in accounts receivable, higher tax payments (net of refunds) and higher payments for statutory liabilities, partially offset by higher Goods and Service Tax ("GST") refunds in India and lower vendor related payments.
Cash flows used for investing activities.   Our net cash used for investing activities was $78.9 million in 2023, compared to $36.6 million in 2022. This increase was primarily due to cash used for the divestiture of a business of $19.5 million in 2023 compared to proceeds of $17.8 million from the sale of a portion of the business previously classified as held for sale in 2022. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets increased by $4.4 million in 2023 compared to 2022. For additional information, see Note 8—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cash flows used for financing activities.  Our net cash used for financing activities was $483.0 million in 2023, compared to $571.4 million in 2022. This decrease was primarily due to (i) lower repayments of borrowings (net of proceeds), amounting to $160.9 million in 2023 compared to $230.0 million in 2022, (ii) higher proceeds from the issuance of common shares under our stock-based compensation plans, amounting to $39.5 million in 2023 compared to $27.8 million in 2022, and (iii) lower payments for the net settlement of stock-based awards, amounting to $21.5 million in 2023 compared to $44.9 million in 2022.

This decrease was partially offset by (i) higher payments for stock purchased and retired (including payments of expenses and taxes related to stock repurchase activity), amounting to $225.5 million in 2023 compared to $214.1 million in 2022, and (ii) higher dividend payments, amounting to $100.0 million in 2023 compared to $91.8 million in 2022.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2023, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2022 and 2023, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.3 million, respectively, was $528.4 million and $508.9 million, respectively.
We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and 2023, the limit available under such facilities was $22.9 million and $23.3 million, respectively, of which $5.4 million and $9.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2022 and 2023, a total of $153.7 million and $11.6 million, respectively, of our revolving credit facility was utilized, of which $151.0 million and $10.0 million, respectively, constituted funded drawdown, and $2.7 million and $1.6 million, respectively, constituted non-funded drawdown.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2023, we were party to interest rate swaps covering a total notional amount of $148.1 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 0.15% and 4.72%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1.1 million and $0.5 million, was $398.9 million and $399.5 million, respectively, which is payable on December 1, 2024.
Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2022 and 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.0 million and $1.4 million, respectively, was $348.0 million and $348.6 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2022 and 2023, we have a revolving accounts receivable-based facility of $100.0 million and $75.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2022 and 2023 was $33.0 million and $51.4 million, respectively. The principal amount outstanding against this facility as of December 31, 2022 and 2023 was $33.0 million and $51.3 million, respectively. The cost of factoring accounts receivable sold under this facility during the years ended December 31, 2022 and 2023 was $0.6 million and $2.0 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $299.9 million and $324.4 million during the years ended December 31, 2022 and December 31, 2023, respectively, which also represents the maximum utilization under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2022 and 2023 was $4.2 million and $7.9 million, respectively.
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
Based on our assessment of such qualitative factors, in accordance with ASC 350, we concluded that as of December 31, 2022 and 2023, the fair values of all of our reporting units are likely to be higher than their respective carrying values.
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
Other Liquidity and Capital Resources Information
As of December 31, 2022 and 2023, we have purchase commitments, net of capital advances paid in respect of such purchases, of $18.0 million and $16.0 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 26—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
As of December 31, 2022 and 2023, we also have operating and finance lease commitments of $330.1 million and $287.5 million, respectively, to be paid over the remaining lease terms. For additional information, see Note 12—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Supplemental Guarantor Financial Information
As discussed in Note 14, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15- "Exhibits and Financial Statement Schedules," Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of December 31, 2023, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $399.5 million and $348.6 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).
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

Summarized Statements of Income	Year ended December 31, 2022	Year ended December 31, 2023
	(dollars in millions)
Net revenues	$141.3	$298.1
Gross profit	141.3	298.1
Net income	72.3	382.4

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2022	Year ended December 31, 2023
	(dollars in millions)
Royalty income	$—	$0.7
Revenue from services	141.3	297.4
Interest income /(expense), net	36.9	52.1
Other income /(expense), net	25.2	(4.5)

Summarized Balance Sheets	As of December 31, 2022	As of December 31, 2023
	(dollars in millions)
Assets
Current assets	$2,181.4	$2,193.4
Non-current assets	178.3	1,045.4

Liabilities
Current liabilities	$3,639.6	$5,121.3
Non-current liabilities	1,749.2	904.7
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2022	As of December 31, 2023
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$62.1	$114.4
Loans receivable	1,420.3	1,433.1
Others	453.1	594.8
Investment in debentures/bonds	193.3	—

Non-current assets
Others	$79.5	$69.5

Liabilities
Current liabilities
Loans payable	$2,805.8	$3,559.7
Others	620.2	1,117.8

Non-Current liabilities
Loans payable	$500.0	$75.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and the Guarantors and rank senior in right of payment to all of the Debt Issuer’s and the Guarantor’s future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuer’s and the Guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantor’s subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Debt Issuers or the Guarantors have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risk
Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (77% in fiscal 2023) is received in U.S. dollars. We also receive revenues in euros, U.K. pounds sterling, Australian dollars, Japanese yen and Indian rupees. Our expenses are primarily in U.S. dollars and we also incur expenses in Indian rupees, U.K. pounds sterling, Romanian lei, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2023, and excluding any hedging arrangements that we had in place during that period, a 10.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2023 by $14.0 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 10.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2023 by $109.0 million. Conversely, a 10.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2023 by $133.0 million.
We have sought to reduce the effect of any Indian rupee-U.S. dollar, Indian rupee-Australian dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, euro-Romanian leu, Mexican peso-U.S. dollar, Polish zloty-U.S. dollar, Hungarian forint-U.S. dollar, Malaysian ringgit-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India, Malaysia, the Philippines and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Philippine peso-U.S. dollar, Malaysian ringgit-U.S. dollar and Romanian leu-euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”
Interest rate risk
Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2023, we had $1,257.0 million of indebtedness, comprised of (a) $508.9 million of indebtedness under our 2022 Credit Agreement consisting of a long-term loan of $508.9 million, net of $1.3 million in unamortized debt issuance expenses, (b) $399.5 million in indebtedness under our 2019 Senior Notes, net of $0.5 million in unamortized bond issuance expenses, and (c) $348.6 million in indebtedness under our 2021 Senior Notes, net of $1.4 million in unamortized bond issuance expenses. Interest on indebtedness under the 2022 Credit Agreement is based on Term SOFR, and we are subject to market risk from changes in interest rates. Borrowings under our 2022 Credit Agreement bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. See Item 1A—"Risk Factors"—"We may be unable to service our debt or obtain additional financing on competitive terms or at all.” Based on our indebtedness, a 2% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $6.5 million impact on our net interest expense in fiscal 2023. Additionally, the interest rates on our Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. For fiscal 2023, such an increase would have had an impact of up to $15.0 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2023, we were party to interest rate swaps covering a total notional amount of $148.1 million. Under our swap agreements outstanding as of December 31, 2023, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
We executed a treasury rate lock agreement for $350 million in connection with future interest payments to be made on the 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2023 was $0.4 million.
Credit risk
As of December 31, 2023, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $1,202.3 million. No single client owed more than 10% of our accounts receivable balance as of December 31, 2023.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.
Item 11.     Executive Compensation
The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is, other than the information required by Item 402(v) of Regulation S-K, incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

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

10.9†
Form of 2021 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.10†
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

10.12†
Form of 2023 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2023).

Exhibit Number	Description

10.13†
Form of 2023 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2023).

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

10.16†
Amendment 2022-1 to the Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2023).

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

10.22†
Amended and Restated Employment Agreement, dated as of November 8, 2023, by and between the Registrant and and Balkrishan Kalra (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 8, 2023).

10.23†*	Employment Agreement between Genpact India Private Limited and Piyush Mehta, dated November 24, 2021.

10.24†
Separation Agreement and General Release, dated as of November 29, 2023, by and between the Registrant and Kathryn Stein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 30, 2023).

10.25
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

23.1*	Consent of KPMG Assurance and Consulting Services LLP.

24.1*	Powers of Attorney (included on the signature pages of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†*	Compensation Clawback Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

GENPACT LIMITED

By:	/s/ BALKRISHAN KALRA
Balkrishan Kalra
President and Chief Executive Officer
Date: February 29, 2024
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BALKRISHAN KALRA	President, Chief Executive Officer and Director (Principal Executive Officer)
Balkrishan Kalra

/s/ MICHAEL WEINER	Chief Financial Officer (Principal Financial Officer)
Michael Weiner

/s/ DONALD KLUNK	Chief Accounting Officer (Principal Accounting Officer)
Donald Klunk

/s/ AJAY AGRAWAL	Director
Ajay Agrawal

/s/ STACEY CARTWRIGHT	Director
Stacey Cartwright

/s/ LAURA CONIGLIARO	Director
Laura Conigliaro

/s/ TAMARA FRANKLIN	Director
Tamara Franklin

/s/ CAROL LINDSTROM	Director
Carol Lindstrom

/s/ JAMES MADDEN	Director
James Madden

/s/ CECELIA MORKEN	Director
CeCelia Morken

/s/ BRIAN STEVENS	Director
Brian Stevens

/s/ N.V. TYAGARAJAN	Director
N.V. Tyagarajan

/s/ MARK VERDI	Director
Mark Verdi

GENPACT LIMITED AND ITS SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits pertaining to operations in India

As discussed in Note 23 to the consolidated financial statements, the Company had unrecognized tax benefits, excluding associated interest and penalties, of $19,236 thousand as of December 31, 2023, which included unrecognized tax benefits relating to operations in India.

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
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Genpact Limited and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
/s/KPMG Assurance and Consulting Services LLP

Mumbai, Maharashtra, India
February 29, 2024

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data and share count)

	Notes	As of December 31, 2022	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents		$646,765	$583,670
Accounts receivable, net of allowance for credit losses of $20,442 and $18,278 as of December 31, 2022 and 2023, respectively	4	994,755	1,116,273
Prepaid expenses and other current assets	7	137,972	191,566
Total current assets		$1,779,492	$1,891,509

Property, plant and equipment, net	9	180,758	189,803
Operating lease right-of-use assets		198,366	186,167
Deferred tax assets	23	135,483	298,921
Intangible assets, net	10	89,715	53,028
Goodwill	10	1,684,196	1,683,782
Contract cost assets	25	216,670	202,543
Other assets, net of allowance for credit losses of $3,198 and $4,096 as of December 31, 2022 and 2023, respectively	11	304,134	299,960
Total assets		$4,588,814	$4,805,713

Liabilities and equity
Current liabilities
Short-term borrowings	15	$151,000	$10,000
Current portion of long-term debt	14	26,136	432,242
Accounts payable		35,809	27,739
Income taxes payable	23	45,306	38,458
Accrued expenses and other current liabilities	13	791,007	759,180
Operating leases liability		54,063	50,313
Total current liabilities		$1,103,321	$1,317,932

Long-term debt, less current portion	14	1,249,153	824,720
Operating leases liability		190,398	168,015
Deferred tax liabilities	23	4,176	11,706
Other liabilities	16	215,608	234,948
Total liabilities		$2,762,656	$2,557,321

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 182,924,416 and 179,494,132 issued and outstanding as of December 31, 2022 and 2023, respectively		1,823	1,789
Additional paid-in capital		1,777,453	1,883,944
Retained earnings		780,007	1,085,209
Accumulated other comprehensive income (loss)		(733,125)	(722,550)
Total equity		$1,826,158	$2,248,392
Commitments and contingencies	26
Total liabilities and equity		$4,588,814	$4,805,713
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2021	2022	2023
Net revenues	24, 25	4,022,211	4,371,172	4,476,888
Cost of revenue		2,590,252	2,834,774	2,906,223
Gross profit		$1,431,959	$1,536,398	$1,570,665
Operating expenses:
Selling, general and administrative expenses		865,715	938,385	913,061
Amortization of acquired intangible assets	10	58,448	42,667	31,463
Other operating (income) expense, net	21	(1,203)	53,195	(4,716)
Income from operations		$508,999	$502,151	$630,857
Foreign exchange gains (losses), net		12,669	15,392	4,274
Interest income (expense), net	22	(51,434)	(52,204)	(47,935)
Other income (expense), net		12,895	(103)	15,028
Income before income tax expense (benefit)		$483,129	$465,236	$602,224
Income tax expense (benefit)	23	113,681	111,832	(29,031)
Net income		$369,448	$353,404	$631,255
Earnings per common share	20
Basic		$1.97	$1.92	$3.46
Diluted		$1.91	$1.88	$3.41
Weighted average number of common shares used in computing earnings per common share	20
Basic		187,802,219	184,184,930	182,345,548
Diluted		192,961,841	188,087,240	185,141,843
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2021	2022	2023
Net income	$369,448	$353,404	$631,255
Other comprehensive income (loss):
Currency translation adjustments	(39,725)	(161,428)	2,340
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 6)	23,124	(19,776)	6,663
Retirement benefits, net of taxes	7,588	2,432	1,572
Other comprehensive income (loss)	(9,013)	(178,772)	10,575
Comprehensive income	$360,435	$174,632	$641,830
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2021
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 18)	1,145,125	11	23,157	—	—	23,168
Issuance of common shares under the employee stock purchase plan (Note 18)	285,657	3	11,880	—	—	11,883
Net settlement on vesting of restricted share units (Note 18)	335,036	3	(7,559)	—	—	(7,556)
Net settlement on vesting of performance units (Note 18)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 19)	(6,577,562)	(66)	—	(298,021)	—	(298,087)
Expenses related to stock repurchased (Note 19)	—	—	—	(132)	—	(132)
Stock-based compensation expense (Note 18)	—	—	81,968	—	—	81,968
Others	—	—	(6)	—	—	(6)
Comprehensive income (loss):
Net income (loss)	—	—	—	369,448	—	369,448
Other comprehensive income (loss)	—	—	—	—	(9,013)	(9,013)
Dividend ($0.43 per common share, Note 19)	—	—	—	(80,479)	—	(80,479)
Balance as of December 31, 2021	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2022
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 18)	665,036	7	14,694	—	—	14,701
Issuance of common shares under the employee stock purchase plan (Note 18)	324,783	3	13,047	—	—	13,050
Net settlement on vesting of restricted share units (Note 18)	74,934	1	(422)	—	—	(421)
Net settlement on vesting of performance units (Note 18)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 19)	(4,777,205)	(48)	—	(213,938)	—	(213,986)
Expenses related to stock repurchased (Note 19)	—	—	—	(96)	—	(96)
Stock-based compensation expense (Note 18)	—	—	77,373	—	—	77,373
Comprehensive income (loss):
Net income (loss)	—	—	—	353,404	—	353,404
Other comprehensive income (loss)	—	—	—	—	(178,772)	(178,772)
Dividend ($0.50 per common share, Note 19)	—	—	—	(91,837)	—	(91,837)
Balance as of December 31, 2022	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2023
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2023	182,924,416	1,823	1,777,453	780,007	(733,125)	1,826,158
Issuance of common shares on exercise of options (Note 18)	1,376,330	14	27,741	—	—	27,755
Issuance of common shares under the employee stock purchase plan (Note 18)	337,875	3	11,727	—	—	11,730
Net settlement on vesting of restricted share units (Note 18)	457,029	5	(10,506)	—	—	(10,501)
Net settlement on vesting of performance units (Note 18)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 19)	(6,013,793)	(60)	—	(225,319)	—	(225,379)
Expenses related to stock repurchased, including taxes (Note 19)	—	—	—	(720)	—	(720)
Stock-based compensation expense (Note 18)	—	—	88,576	—	—	88,576
Comprehensive income (loss):
Net income (loss)	—	—	—	631,255	—	631,255
Other comprehensive income (loss)	—	—	—	—	10,575	10,575
Dividend ($0.55 per common share, Note 19)	—	—	—	(100,014)	—	(100,014)
Balance as of December 31, 2023	179,494,132	1,789	1,883,944	1,085,209	(722,550)	2,248,392
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2022	2023
Operating activities
Net income	$369,448	$353,404	$631,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,124	86,849	72,530
Amortization of debt issuance costs (including loss on extinguishment of debt)	2,678	2,376	1,967
Amortization of acquired intangible assets	58,448	42,667	31,463
Write-down of intangible assets and property, plant and equipment	915	1,377	—
Impairment charge on assets classified as held for sale	—	32,575	—
Loss on sale of business classified as held for sale (refer to Note 8)	—	—	802
Write-down of operating lease right-of-use assets and other assets	—	20,307	—
Allowance for credit losses	1,487	1,583	3,979
Unrealized loss/(gain) on revaluation of foreign currency asset/liability	(8,304)	525	(1,061)
Stock-based compensation expense	81,968	77,373	88,576
Deferred tax benefit	(9,263)	(29,151)	(157,932)
Others, net	623	863	1,477
Change in operating assets and liabilities:
(Increase) in accounts receivable	(11,803)	(112,341)	(130,791)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	83,432	3,822	(39,075)
Increase (decrease) in accounts payable	11,740	14,185	(8,215)
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liability	(2,057)	(54,329)	1,862
Increase (decrease) in income taxes payable	5,845	1,585	(6,025)
Net cash provided by operating activities	$694,281	$443,670	$490,812
Investing activities
Purchase of property, plant and equipment	(53,341)	(50,614)	(55,421)
Payment for internally generated intangible assets (including intangibles under development)	(3,907)	(3,775)	(3,356)
Proceeds from sale of property, plant and equipment and intangibles assets	6,384	60	25
Payment for business acquisitions, net of cash acquired	(72,025)	(33)	(682)
Proceeds from/(payment) for divestiture of business	—	17,769	(19,510)
Proceeds from sale of investment	142	—	—
Net cash used for investing activities	$(122,747)	$(36,593)	$(78,944)
Financing activities
Repayment of finance lease obligations	(13,926)	(12,810)	(12,165)
Payment of debt issuance costs	(3,029)	(3,045)	—
Proceeds from long-term debt	350,000	239,130	—
Repayment of long-term debt	(34,002)	(620,130)	(19,875)
Proceeds from short-term borrowings	—	261,000	148,000
Repayment of short-term borrowings	(250,000)	(110,000)	(289,000)
Proceeds from issuance of common shares under stock-based compensation plans	35,051	27,751	39,485
Payment for net settlement of stock-based awards	(35,717)	(44,942)	(21,529)
Payment of earn-out consideration	(2,556)	(2,437)	(2,399)
Dividend paid	(80,479)	(91,837)	(100,014)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(298,219)	(214,082)	(225,499)
Others	(6)	—	—
Net cash used for financing activities	$(332,883)	$(571,402)	$(482,996)
Effect of exchange rate changes	(19,633)	(88,368)	8,033
Net increase (decrease) in cash and cash equivalents	238,651	(164,325)	(71,128)
Cash and cash equivalents at the beginning of the period	680,440	899,458	646,765
Cash and cash equivalents at the end of the period	$899,458	$646,765	$583,670
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$46,348	$51,147	$47,989
Cash paid during the period for income taxes, net of refunds	$31,761	$145,979	$156,733
Property, plant and equipment acquired under finance lease obligations	$286	$7,078	$2,459
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

1. Organization
The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of global companies. The Company has over 129,100 employees serving clients in key industry verticals from more than 35 countries.
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
(b) Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use ("ROU") assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, unrecognized tax benefits and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
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
Capitalized software and technology costs are included in intangible assets under technology-related intangible assets on the Company’s consolidated balance sheets and are amortized on a straight-line basis when placed into service over the estimated useful lives of the software and technology.
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
Capitalized computer software costs are included in property, plant and equipment on the Company’s consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.
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
(o) Foreign currency
The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the United Kingdom, the Czech Republic, Luxembourg and one subsidiary in Poland, is the euro, and the functional currencies of the Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, Argentina, India, Israel, Japan, Morocco, South Africa, the Philippines, Poland, the Czech Republic, Hong Kong, Singapore, Australia and Canada are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.
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
(q) Income taxes
The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of income taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using the enacted tax rates of the respective jurisdictions which are expected to apply to taxable income in the years in which the related temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the consolidated statements of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the amount, based on the weight of available evidence, that is more likely than not to be realized.
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
The Company follows the specific identification approach for releasing stranded tax effects from accumulated other comprehensive income (“AOCI”) upon recognition of these AOCI items in the consolidated statements of income.
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
(t) Stock-based compensation
The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton model). For stock-based awards other than option awards and the performance units ("PUs") granted in 2023, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards.
In 2023, the Company granted performance units ("PUs") to certain employees. Vesting of these PUs is contingent upon Genpact's financial performance over the three-year performance period. For PUs granted in 2023, the performance period increased to three years from one year for PUs granted prior to 2023. The number of PUs granted in 2023 that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s total shareholder return (“TSR”) relative to the TSR of the companies included as of January 1, 2023 in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period. Accordingly, the grant date fair value for PUs granted in 2023 is determined using a Monte Carlo simulation model.
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
(x) Assets held for sale
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
(y) Recently issued accounting pronouncements
The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.
The following recently released accounting standards have not yet been adopted by the Company:
In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This ASU requires a lessee in a common control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful lives to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." This ASU improves reportable segment disclosure requirements by enhancing disclosures about significant segment expenses. It requires public entities to disclose significant segment expenses, other segment items, and additional measures of segment profit or loss, providing more comprehensive information for investors and stakeholders. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." This ASU enhances income tax disclosures by requiring public business entities on an annual basis (1) to disclose specific categories in the rate reconciliation, and (2) to provide additional information for reconciling items that meet a quantitative threshold, i.e., if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. It also requires entities to disclose the income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, as well as the amounts paid to an individual jurisdiction when 5% or more of the total income taxes were paid to such jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its disclosures.
3. Business acquisitions
(a) Hoodoo Digital, LLC
On December 31, 2021, the Company acquired 100% of the outstanding equity/limited liability company interests in Hoodoo Digital, LLC, a Utah limited liability company, for total purchase consideration of $66,721. This amount represents cash consideration of $64,439, net of cash acquired of $2,283. The total purchase consideration paid by the Company to the sellers on the closing date was $67,695, resulting in a recoverable of $973 as of the closing date, which was subsequently received. The Company has made measurement period adjustments of $1,688 related to taxes during the year ended December 31, 2022. The Company paid $682 to the sellers in 2023 and no portion of the purchase consideration is outstanding as of December 31, 2023. This acquisition furthered the Company's strategy to fuse experience and process innovation to help clients drive end-to-end digital transformation. Hoodoo Digital’s expertise with Adobe Experience Manager and other Adobe applications expands the Company's existing capabilities to provide clients with an end-to-end solution that integrates digital content, e-commerce, data analytics, and marketing operations.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31,
	2021	2022	2023
Opening balance as of January 1	$27,707	$24,329	$20,442
Additions (net), charged to income statement	910	2,096	3,081
Deductions/effect of exchange rate fluctuations	(4,288)	(5,983)	(5,245)
Closing balance	$24,329	$20,442	$18,278
Accounts receivable were $1,015,197 and $1,134,551, and allowances for credit losses were $20,442 and $18,278, resulting in net accounts receivable balances of $994,755 and $1,116,273 as of December 31, 2022 and 2023, respectively.

During the year ended December 31, 2022, the Company sold certain accounts receivable amounting to $2,180 and classified $2,341 as assets held for sale relating to a business previously classified as held for sale, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.
The Company has a revolving accounts receivable-based facility of $100,000 and $75,000 as of December 31, 2022 and 2023, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the periods ended December 31, 2022 and 2023 was $33,030 and $51,367, respectively. The principal amount outstanding against this facility as of December 31, 2022 and 2023 was $33,030 and $51,344, respectively. The cost of factoring such accounts receivable during the years ended December 31, 2021, 2022 and 2023 was $40, $601 and $2,013, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.
The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $299,875 and $324,401 during the years ended December 31, 2022 and December 31, 2023, respectively, which also represents the maximum capacity utilized under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2021, 2022 and 2023 was $1,295, $4,154 and $7,921, respectively.
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2022 and 2023:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

	As of December 31, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,307	$—	$22,307	$—
Deferred compensation plan assets (Note a, e)	51,983	—	—	51,983
Total	$74,290	$—	$22,307	$51,983
Liabilities
Derivative instruments (Note b, c)	17,363	—	17,363	—
Deferred compensation plan liability (Note b, f)	51,354	—	—	51,354
Total	$68,717	$—	$17,363	$51,354
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
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2022 and 2023:

	Year ended December 31,
	2022	2023
Opening balance	$5,406	$2,517
Payments made on earn-out consideration	(2,437)	(2,399)
Change in fair value of earn-out consideration (Note a)	(452)	(118)
Closing balance	$2,517	$—
(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the years ended December 31, 2022 and 2023:

	Year ended December 31,
	2022	2023
Opening balance	$38,584	$40,261
Additions (net of redemption)	9,257	4,216
Change in fair value of deferred compensation plan assets (Note a)	(7,580)	7,506
Closing balance	$40,261	$51,983
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the years ended December 31, 2022 and 2023:

	Year ended December 31,
	2022	2023
Opening balance	$38,007	$39,654
Additions (net of redemption)	9,257	4,216
Change in fair value of deferred compensation plan liabilities (Note a)	(7,610)	7,484
Closing balance	$39,654	$51,354
(a)Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

6. Derivative financial instruments
The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments consist of deliverable and non-deliverable forward foreign exchange contracts, treasury rate locks and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 60 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,587,500	$1,892,800	$(25,581)	$5,278
United States Dollars (sell) Mexican Peso (buy)	24,000	66,000	1,079	2,129
United States Dollars (sell) Philippines Peso (buy)	79,200	118,500	(828)	637
Euro (sell) United States Dollars (buy)	182,163	222,363	480	(3,499)
Singapore Dollars (buy) United States Dollars (sell)	50,956	—	166	—
Euro (sell) Romanian Leu (buy)	51,115	66,384	848	90
Japanese Yen (sell) Chinese Renminbi (buy)	8,185	52,562	(327)	803
United States Dollars (sell) Chinese Renminbi (buy)	41,000	40,800	605	(638)
Pound Sterling (sell) United States Dollars (buy)	32,594	14,915	1,113	(398)
United States Dollars (sell) Hungarian Font (buy)	12,000	32,000	828	809
Australian Dollars (sell) Indian Rupees (buy)	87,513	90,077	(452)	(1,914)
United States Dollars (Sell) Polish Zloty (buy)	24,000	51,000	1,372	3,046
Japanese Yen (sell) United States Dollars (buy)	10,000	7,000	(1,134)	323
Israeli Shekel (sell) United States Dollars (buy)	3,000	15,000	3	1,175
South African Rand (sell) United States Dollars (buy)	21,000	27,000	(1,652)	216
United States Dollars (sell) Brazilian Real (buy)	—	4,000	—	55
United States Dollars (sell) Costa Rica Colon (buy)	—	13,000	—	555
Pound Sterling (buy) United States Dollar (sell)	—	22,300	—	669
United States Dollars (sell) Malaysian Ringgit (buy)	—	18,000	—	161
Interest rate swaps (floating to fixed)	432,248	148,125	6,350	(4,553)
			$(17,130)	$4,944

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023
Assets
Prepaid expenses and other current assets	$17,531	$13,273	$2,151	$5,783
Other assets	$2,005	$3,251	$—	$—
Liabilities
Accrued expenses and other current liabilities	$23,662	$6,833	$11,495	$1,276
Other liabilities	$3,660	$9,254	$—	$—
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
The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2022 and 2023 was $530 and $368, respectively.
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) ("OCI"), and the related tax effects are summarized below:

	Year ended December 31,
	2021			2022			2023
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(10,921)	$1,861	$(9,060)	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	7,628	(1,836)	5,792	(6,815)	(413)	(7,228)	13,871	(3,644)	10,227
Changes in fair value of effective portion of outstanding derivatives, net	36,017	(7,101)	28,916	(31,538)	4,534	(27,004)	21,931	(5,041)	16,890
Gain (loss) on cash flow hedging derivatives, net	28,389	(5,265)	23,124	(24,723)	4,947	(19,776)	8,060	(1,397)	6,663
Closing balance	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)	$805	$146	$951

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2021	2022	2023		2021	2022	2023
Forward foreign exchange contracts	$32,270	$(44,873)	$24,660	Revenue	$1,354	$3,586	$1,256
Interest rate swaps	2,931	13,335	(2,729)	Cost of revenue	11,155	(8,668)	3,715
Treasury rate lock	816	—	—	Selling, general and administrative expenses	3,012	(1,148)	565
				Interest expense	(7,893)	(585)	8,335
	$36,017	$(31,538)	$21,931		$7,628	$(6,815)	$13,871
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2021, 2022 and 2023, respectively.
Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2021	2022	2023
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$12,116	$(29,499)	$13,462
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
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2022	2023
Advance income and non-income taxes	$38,382	$90,136
Contract asset (Note 25)	11,613	17,454
Prepaid expenses	39,952	36,196
Derivative instruments	19,682	19,056
Employee advances	3,299	5,087
Deposits	5,372	4,406
Advances to suppliers	953	1,689
Others	18,719	17,542
Total	$137,972	$191,566
During the year ended December 31, 2022, the Company sold certain prepaid expenses and other current assets amounting to $445 and classified $901 as assets held for sale relating to a business previously classified as held for sale, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.

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

The transaction to divest the Business included the sale of 100% of the issued and outstanding shares of capital stock of an entity pursuant to a stock purchase agreement, which was completed in the fourth quarter of 2022. It also included the sale of certain assets and liabilities pursuant to an asset purchase agreement signed during the fourth quarter of 2022. The sale of such assets was completed in the first quarter of 2023.

Pursuant to the stock purchase agreement related to the sale of the Business, the Company was entitled to a potential earn-out of up to $10,600, contingent upon the Business signing contracts with certain clients and invoicing them during 2023. The Company previously determined that the likelihood of achieving these events was uncertain, and accordingly, the Company opted to record the earn-out if and when the consideration was determined to be realizable. During the year ended December 31 2023, the Company did not receive any earn-out consideration under the stock purchase agreement as the earn-out events were not achieved. Accordingly, the Company did not record any income from earn-out consideration.
Pursuant to the asset purchase agreement signed in 2022 related to the sale of the Business, the Company now holds a 1.5% fixed rate unsecured loan note amounting to $18,001 issued by the purchasers. The Company's obligation to transfer $18,001 to the purchasers in exchange for the note was satisfied in February 2023 upon the closing of the transaction. The note and interest thereon become receivable by the Company upon a future share sale, disposal or listing by the buyer group or early voluntary repayment of the note at the discretion of the buyer group. In November 2023, the Company and the purchaser signed a supplemental deed amending the loan note. Under the supplemental deed, the redemption period was shortened to six months from the execution of the supplemental deed, and the redemption sum was reduced to $1,500. However, if the Company does not receive the payment of the redemption sum within the revised six month redemption period, the loan note will remain in full force and effect under its original terms and value without modification or amendment under the supplemental deed. The Company deems the likelihood of recovery of principal and interest on the note to be remote and not in the control of the Company. Accordingly, the Company has not recorded a value for the note.
The Company completed the sale of the Business in the first quarter of 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business recorded in the year ended December 31, 2023 in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. The loss on the sale of the Business previously classified as held for sale has been recorded in "other operating (income) expense, net" in the Company's consolidated statements of income. See Note 21 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	As of December 31,
	2022	2023
Land	$6,662	$6,652
Buildings	38,376	45,596
Furniture and fixtures	47,076	46,652
Computer equipment and servers	300,501	311,320
Plant, machinery and equipment	98,515	93,744
Computer software	118,547	118,646
Leasehold improvements	102,248	111,308
Vehicles	110	78
Capital work in progress	54,330	46,138
Property, plant and equipment, gross	$766,365	$780,134
Less: Accumulated depreciation, amortization and impairment	(585,607)	(590,331)
Property, plant and equipment, net	$180,758	$189,803
Depreciation expense on property, plant and equipment for the years ended December 31, 2021, 2022 and 2023 was $62,159, $54,603 and $50,445, respectively. Computer software amortization for the years ended December 31, 2021, 2022 and 2023 was $5,842, $4,703 and    $2,429, respectively.
The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(430), $306 and $(24) for the years ended December 31, 2021, 2022 and 2023, respectively.
The Company recorded a write-down to property, plant and equipment & computer software during the years ended December 31, 2021, 2022 and 2023 as described in Note 10.
During the year ended December 31, 2022, the Company sold certain property plant and equipment with a gross carrying value and accumulated depreciation amounting to $377 and $355, respectively. See Note 8 for additional information.

10. Goodwill and intangible assets
The following table presents the changes in goodwill for the year ended December 31, 2022 and 2023:

	As of December 31,
	2022	2023
Opening balance	$1,731,027	$1,684,196
Impact of measurement period adjustments	1,817	—
Classified as held for sale	(1,625)	—
Effect of exchange rate fluctuations	(47,023)	(414)
Closing balance	$1,684,196	$1,683,782

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2022:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$421,257	$611,120	$698,650	$1,731,027
Impact of measurement period adjustments	171	289	1,357	1,817
Classified as held for sale	—	(1,625)	—	(1,625)
Effect of exchange rate fluctuations	(12,692)	(16,877)	(17,454)	(47,023)
Closing balance	$408,736	$592,907	$682,553	$1,684,196
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,736	$592,907	$682,553	$1,684,196
Effect of exchange rate fluctuations	(62)	(127)	(225)	(414)
Closing balance	$408,674	$592,780	$682,328	$1,683,782
During the years ended December 31, 2021, 2022 and 2023, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company performed assessments to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessments for the years ended December 31, 2021, 2022 and 2023, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.
As of December 31, 2022, the Company classified goodwill (before impairment) amounting to $1,625 attributable to its Consumer and Healthcare segment as assets held for sale, and this amount was written off in the year ended December 31, 2022. See Note 8 for additional information.
The total amount of the Company’s goodwill deductible for income tax purposes was $291,377 and $263,910 as of December 31, 2022 and 2023, respectively.
The Company’s intangible assets are as follows:

	As of December 31, 2022			As of December 31, 2023
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$473,997	$411,706	$62,291	$474,090	$436,104	$37,986
Marketing-related intangible assets	97,831	83,253	14,578	97,840	88,648	9,192
Technology-related intangible assets	126,406	113,560	12,846	129,600	123,750	5,850
Total	$698,234	$608,519	$89,715	$701,530	$648,502	$53,028
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2021, 2022 and 2023 were $58,448, $42,667 and $31,463, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Goodwill and intangible assets (Continued)
During the year ended December 31, 2022, the Company sold certain intangible assets with a gross carrying value and accumulated amortization amounting to $9,894 and $7,272, respectively, and classified certain intangible assets with a gross carrying value and accumulated amortization amounting to $40,538 and $16,989, respectively, as assets held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2021, 2022 and 2023 were $24,987, $14,768 and $8,571, respectively.
Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(157), $51 and $(4) for the years ended December 31, 2021, 2022 and 2023, respectively.
During the years ended December 31, 2021, 2022 and 2023, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, goodwill and certain property, plant and equipment, including those held for sale as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. Also see Note 8 for additional information. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $915, $29,173 and $0 for the years ended December 31, 2021, 2022 and 2023, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statements of income.
The summary below presents the impairment charges (on intangibles and goodwill) and write-downs (on property, plant and equipment) recorded for various categories of assets during the years ended December 31, 2021, 2022 and 2023:

	Year ended December 31,
	2021	2022	2023
Technology related intangible assets	$205	$25,266	$—
Customer related intangible assets	$—	$905	$—
Goodwill	$—	$1,625	$—
Total intangible assets and goodwill	$205	$27,796	$—
Property, plant and equipment	$710	$1,377	$—
Total property, plant and equipment	$710	$1,377	$—
Total impairment and write-down	$915	$29,173	$—
The estimated amortization schedule for the Company’s intangible assets for future periods as of December 31, 2023 is set out below:

For the year ending December 31:
2024	28,276
2025	18,152
2026	3,895
2027	2,705
Total	$53,028

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
11. Other Assets
Other assets consist of the following:

	As of December 31,
	2022	2023
Contract asset (Note 25)	$6,734	$15,916
Advance income and non-income taxes	126,172	94,651
Deposits	22,524	22,755
Derivative instruments	2,005	3,251
Prepaid expenses	6,354	3,775
Deferred billings, net*	61,537	85,998
Right of use (ROU) assets finance lease	26,358	17,766
Others	52,450	55,848
Total	$304,134	$299,960
*Deferred billings were $64,735 and $90,094 and allowances for credit losses on deferred billings were $3,198 and $4,096, resulting in net deferred billings balances of $61,537 and $85,998 as of December 31, 2022 and 2023, respectively.
During the years ended December 31, 2021 and 2023, the Company recorded additional charges of $577 and $898, respectively, and a release of $513 during the year ended December 31, 2022 in the income statement on account of credit losses on deferred billings.
During the year ended December 31, 2022, the Company sold certain other assets amounting to $0 and classified $1,765 as assets held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.
12. Leases
The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 10 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost for operating and finance leases for the years ended December 31, 2021, 2022 and 2023 are summarized below:

	Year ended December 31, 2021	Year ended December 31, 2022	Year ended December 31, 2023
Finance lease cost:
Amortization of ROU assets (Note a)	15,549	13,132	11,058
Interest on lease liabilities (Note b)	2,538	1,532	1,332
Operating lease cost (Note c)	81,637	68,172	60,629
Short-term lease cost (Note c)	1,057	1,563	1,963
Variable lease cost (Note c)	5,307	6,898	6,785
Total lease cost	$106,088	$91,297	$81,767

a)Included in “depreciation and amortization” in the consolidated statements of income.
b)Included in “interest income (expense), net” in the consolidated statements of income.
c)Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.
ROU assets relating to finance leases of $26,358 and $17,766 as of December 31, 2022 and December 31, 2023, respectively, are included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases (Continued)
Amortization of ROU assets as set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(99), $71 and $(3) for the years ended December 31, 2021, 2022 and 2023, respectively.
The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(333), $187 and $(74) for the years ended December 31, 2021, 2022 and 2023, respectively.
Other information

	Year ended December 31, 2021	Year ended December 31, 2022	Year ended December 31, 2023
Weighted-average remaining lease term—finance leases	2.3 years	2.02 years	1.91 years
Weighted-average remaining lease term—operating leases	5.76 years	5.41 years	5.06 years
Weighted-average discount rate—finance leases	5.70%	5.72%	6.54%
Weighted-average discount rate—operating leases	6.98%	7.80%	8.33%

	Year ended December 31, 2021	Year ended December 31, 2022	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance leases	$2,592	$1,532	$1,332
Operating cash outflows for operating leases	$80,159	$79,037	$70,176
Financing cash outflows for finance leases	$13,926	$12,810	$12,165
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2022 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheets:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Leases (Continued)
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2023 to the operating and finance lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Finance lease	Operating lease
2024	$11,779	$65,016
2025	4,061	51,690
2026	2,403	48,686
2027	930	40,886
2028	198	26,719
Thereafter	—	35,177
Total lease payments	$19,371	$268,174
Less: Imputed interest	1,660	49,846
Total lease liabilities	$17,711	$218,328

During the years ended December 31, 2021, 2022 and 2023, the Company recorded impairment charges of $0, $20,307 and $0, respectively, relating to operating lease right-of-use assets due to the Company’s shift to a virtual operating environment. The impairment charge recorded in 2022 was classified as restructuring charges during the year ended December 31, 2022. See Note 27 for additional details.

13. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2022	2023
Accrued expenses	$126,680	$165,378
Accrued employee cost	293,934	322,601
Earn-out consideration	2,517	—
Statutory liabilities	82,912	76,022
Retirement benefits	1,725	2,386
Compensated absences	25,101	29,779
Derivative instruments	35,157	8,109
Contract liabilities (Note 25)	160,625	112,435
Finance lease liability	15,585	10,837
Others	46,771	31,633
Total	$791,007	$759,180
During the year ended December 31, 2022, the Company sold certain accrued expense and other current liabilities amounting to $4,853 and classified $1,147 as liabilities held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
14. Long-term debt
In December 2022, the Company amended its existing credit facility under its amended and restated credit agreement entered into in August 2018 (the "2018 Credit Agreement”), which was comprised of a $680,000 term loan and a $500,000 revolving credit facility, and entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility. The 2022 Credit Agreement, which is guaranteed by the Company and certain of its subsidiaries, replaced the 2018 Credit Agreement. The obligations under the 2022 Credit Agreement are unsecured.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2023, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2022 and 2023, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,622 and $1,258, was $528,378 and $508,867, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of December 31, 2023 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
14. Long-term debt (Continued)
The maturity profile of the term loan outstanding as of December 31, 2023, net of debt amortization expense, is as follows:

Year ended	Amount
2024	32,778
2025	26,173
2026	26,192
2027	423,724
Total	$508,867

Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes” and together with the 2021 Senior Notes, the “Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense.
As of December 31, 2022 and 2023, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $1,119 and $536, was $398,881 and $399,464, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA, both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2022 and 2023, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,970 and $1,369, respectively, was $348,030 and $348,631, respectively, which is payable on April 10, 2026.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
14. Long-term debt (Continued)
A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2022	2023
Credit facility, net of debt amortization expenses	$528,378	$508,867
3.375% 2019 Senior Notes, net of debt amortization expenses	398,881	399,464
1.750% 2021 Senior Notes, net of debt amortization expenses	$348,030	$348,631
Total	$1,275,289	$1,256,962
Current portion	26,136	432,242
Non-current portion	1,249,153	824,720
Total	$1,275,289	$1,256,962
15. Short-term borrowings
The Company has the following borrowing facilities:
(a)Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2022 and 2023, the limits available were $22,882 and $23,302, respectively, of which $5,392 and $9,336, respectively, was utilized, constituting non-funded drawdown.
(b)A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into the 2022 Credit Agreement on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027.
(c)Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facilities under the 2018 Credit Agreement and the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2022 and 2023. As of December 31, 2022 and 2023, a total of $153,658 and $11,627, respectively, was utilized, of which $151,000 and $10,000, respectively, constituted funded drawdown and $2,658 and $1,627, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2023, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
16. Other liabilities
Other liabilities consist of the following:

	As of December 31,
	2022	2023
Accrued employee cost	14,120	3,329
Retirement benefits	10,694	13,947
Compensated absences	43,474	50,214
Derivative instruments	3,660	9,254
Contract liabilities (Note 25)	56,157	59,393
Finance lease liability	11,802	6,874
Others	75,701	91,937
Total	$215,608	$234,948
During the year ended December 31, 2022, the Company sold certain other liabilities amounting to $0 and classified $141 as liabilities held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans
The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.
Defined benefit plans
In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2022 and 2023, all of the plan assets were primarily invested in debt securities.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2022 and 2023.

	As of December 31,
	2022	2023
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$91,782	$86,999
Service cost	14,248	15,099
Actuarial loss/(Gain)	(2,136)	822
Interest cost	5,790	6,930
Benefits paid	(12,602)	(8,567)
Settlements	(875)	149
Curtailments	(6)	(6)
Loss/(Gain) on exchange rate changes	(9,202)	313
Projected benefit obligation at the end of the year	$86,999	$101,739
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$96,975	$80,440
Employer contributions	2,350	8,851
Actual gain on plan assets	4,704	7,255
Benefits paid	(13,143)	(8,567)
Settlements	(824)	(657)
(Loss)/Gain on exchange rate changes	(9,622)	(637)
Fair value of plan assets at the end of the year	$80,440	$86,685
Funded status, end of year	$(6,559)	$(15,054)
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$5,860	$1,279
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(1,725)	(2,379)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(10,694)	(13,954)
Funded status, end of year	$(6,559)	$(15,054)
The change in defined benefit obligation for the years ended December 31, 2022 and 2023 is largely due to changes in actuarial assumptions pertaining to discount rates and exchange rate fluctuations.
Amounts included in accumulated other comprehensive income (loss) as of December 31, 2021, 2022 and 2023 were as follows:

	As of December 31,
	2021	2022	2023
Net actuarial loss	$(13,399)	$(10,453)	$(8,747)
Net prior service credit / (cost)	(300)	(124)	446
Deferred tax benefits	3,206	2,516	1,812
Other comprehensive income (loss), net	$(10,493)	$(8,061)	$(6,489)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
Changes in other comprehensive income (loss) during the year ended December 31, 2022 and 2023 were as follows:

	Year ended December 31,
	2022	2023
Net Actuarial (Loss) Gain	$891	$1,425
Amortization of net actuarial loss	662	673
Deferred tax (expense) benefits	(690)	(704)
Net prior service credit / (cost)	154	104
Curtailment	6	6
Settlements	49	2
Effect of exchange rate changes	1,360	66
Other comprehensive income (loss), net	$2,432	$1,572
Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2022 and 2023 was as follows:

	As of December 31,
	2022	2023
Accumulated benefit obligation	$12,328	$14,756
Fair value of plan assets at the end of the year	$3,822	$3,295
The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2022 and 2023 was as follows:

	As of December 31,
	2022	2023
Projected benefit obligation	$16,207	$101,561
Fair value of plan assets at the end of the year	$3,822	$85,228
The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $12,386 and $16,333 as of December 31, 2022 and 2023, respectively, and was classified as liabilities in the consolidated balance sheets.
Net defined benefit plan costs for the years ended December 31, 2021, 2022 and 2023 include the following components:

	Year ended December 31,
	2021	2022	2023
Service costs	$14,546	$14,248	$15,099
Interest costs	5,497	5,790	6,930
Amortization of actuarial loss	1,549	859	660
Expected return on plan assets	(6,239)	(5,949)	(5,008)
Settlements	519	127	140
Net defined benefit plan costs	$15,872	$15,075	$17,821
Expected Contributions
The Company estimates that it will pay approximately $8,438 in fiscal 2024 related to contributions to defined benefit plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligations of the Indian Gratuity Plan as of December 31, 2022 and 2023 are presented below:

	As of December 31,
	2022			2023
Discount rate	7.45%	-	7.70%	7.65%	-	7.90%
Rate of increase in compensation per annum	5.20%	-	9.00%	5.20%	-	9.00%
The weighted average assumptions used to determine the Indian Gratuity Plan costs for the years ended December 31, 2021, 2022 and 2023 are presented below:

	Year ended December 31,
	2021			2022			2023
Discount rate	4.45%	-	5.90%	5.25%	-	6.45%	7.45%	_	7.70%
Rate of increase in compensation per annum	5.20%	-	9.00%	4.60%	-	8.00%	5.20%	-	9.00%
Expected long term rate of return on plan assets per annum	7.00%		7.50%	7.00%	-	7.20%	7.00%
The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2022 and 2023 are presented below:

	As of December 31,
	2022	2023
Discount rate	9.30%	9.40%
Rate of increase in compensation per annum	5.50%	5.50%
The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2021, 2022 and 2023 are presented below:

	Year ended December 31,
	2021	2022	2023
Discount rate	7.20%	8.20%	9.30%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2022 and 2023 are presented below:

	As of December 31,
	2022	2023
Discount rate	9.80%	8.54%
Rate of increase in compensation per annum	5.30%	5.80%
The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2021, 2022 and 2023 are presented below:

	Year ended December 31,
	2021	2022	2023
Discount rate	5.26%	7.67%	9.80%
Rate of increase in compensation per annum	5.00%	6.00%	5.30%
Expected long-term rate of return on plan assets per annum	2.00%	2.00%	2.00%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2022 and 2023 are presented below:

	As of December 31,
	2022			2023
Discount rate	0.14%	—	0.94%	0.28%	—	0.94%
Rate of increase in compensation per annum	0.00%			0.00%
The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2021, 2022 and 2023 are presented below:

	Year ended December 31,
	2021			2022			2023
Discount rate	0.170%	-	0.410%	0.14%	-	0.81%	0.14%	-	0.94%
Rate of increase in compensation per annum	0.00%			0.00%			0.00%
Expected long term rate of return on plan assets per annum	1.77%	-	3.12%	1.77%	-	3.12%	1.77%
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
The fair values of the Company’s plan assets as of December 31, 2022 and 2023 by asset category are as follows:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Employee benefit plans (Continued)

	As of December 31, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	825	825	—	—
Fixed income securities (Note a)	85,569	—	85,569	—
Other securities (Note b)	291	—	291	—
Total	$86,685	$825	$85,860	$—
(a)Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)Includes investments in funds that invest primarily in equity securities.
The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2024	$18,145
2025	17,424
2026	20,268
2027	22,448
2028	23,057
2029 - 2033	108,672
$210,014
The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2023.

Defined contribution plans
During the years ended December 31, 2021, 2022 and 2023, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2021	2022	2023
India	$37,508	$43,805	$47,979
U.S.	21,496	23,084	20,820
U.K.	19,874	20,763	19,197
China	24,988	26,514	27,077
Other regions	15,516	18,062	19,737
Total	$119,382	$132,228	$134,810

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
The liability for the deferred compensation plan was $39,654 and $51,354 as of December 31, 2022 and December 31, 2023, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $40,261 and $51,983 as of December 31, 2022 and December 31, 2023, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2021, 2022 and 2023, the change in the fair value of Plan assets was $4,229, $(7,580) and $7,506, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2021, 2022 and 2023, the change in the fair value of deferred compensation liabilities was $4,094, $(7,610) and $7,484, respectively, which is included in “selling, general and administrative expenses.”

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
2017 Omnibus Plan
On May 9, 2017, the Company’s shareholders approved the adoption of the 2017 Omnibus Plan, pursuant to which 15,000,000 Company common shares are available for issuance. The 2017 Omnibus Plan was amended and restated on April 5, 2019 and April 5, 2022 to increase the number of common shares authorized for issuance by 8,000,000 shares to 23,000,000 shares and by 3,500,000 shares to 26,500,000 shares, respectively. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan. Grants that were outstanding under the 2007 Omnibus Plan as of the date of the Company’s adoption of the 2017 Omnibus Plan, remain subject to the terms of the 2007 Omnibus Plan.
Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2021, 2022 and 2023 were $80,548, $75,836 and $87,108, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.
Income tax benefits recognized in relation to stock-based compensation costs, including options, restricted share units ("RSUs") and performance units ("PUs"), including excess tax benefits, during the years ended December 31, 2021, 2022 and 2023 were $21,857, $21,863 and $19,312, respectively.
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
The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2021 and 2022. No options were granted in 2023.

	2021			2022
Dividend yield	0.84%	—	1.08%	0.96%
Expected life (in months)	84			84
Risk-free rate of interest for expected life	1.12%	—	1.37%	1.71%
Volatility	26.05%	—	26.18%	26.29%

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
A summary of stock option activity during the years ended December 31, 2021, 2022 and 2023 is set out below:

	Year ended December 31, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	26.41	5.7	—
Granted	1,831,180	43.98	—	—
Forfeited	(25,000)	31.50	—	—
Expired	—	—	—	—
Exercised	(1,145,125)	20.23	—	30,463
Outstanding as of December 31, 2021	8,008,296	31.30	6.1	$174,428
Vested as of December 31, 2021 and expected to vest thereafter (Note a)	7,422,919	30.51	6.1	$167,551
Vested and exercisable as of December 31, 2021	3,117,333	24.17	3.4	$90,117
Weighted average grant-date fair value of options granted during the period	$11.35

	Year ended December 31, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	$31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	(70,841)	41.46	—	—
Expired	—	—	—	—
Exercised	(665,036)	22.11	—	15,752
Outstanding as of December 31, 2022	7,748,114	$33.27	5.6	$105,261
Vested as of December 31, 2022 and expected to vest thereafter (Note a)	7,287,127	$32.59	5.6	$103,474
Vested and exercisable as of December 31, 2022	3,211,699	$25.35	3.3	$67,347
Weighted average grant-date fair value of options granted during the period	$14.19

	Year Ended December 31, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	$33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	(53,990)	43.94	—	—
Exercised	(1,376,330)	20.17	—	29,255
Outstanding as of December 31, 2023	5,998,148	$35.77	5.5	$19,341
Vested as of December 31, 2023 and expected to vest thereafter (Note a)	5,784,672	$35.38	5.5	$19,332
Vested and exercisable as of December 31, 2023	3,161,392	$30.42	4.3	$15,069
Weighted average grant-date fair value of options granted during the period	—
(a) Options expected to vest after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
Cash received by the Company upon the exercise of stock options during the years ended December 31, 2021, 2022 and 2023 amounted to $23,168, $14,701 and $27,755, respectively. Income tax benefits from the exercise of stock options during the years ended December 31, 2021, 2022 and 2023 were $6,927, $2,398 and $6,631 (including excess tax benefits of $4,191, $1,543 and $3,453), respectively.
As of December 31, 2023, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $8,690, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.
Restricted Share Units
The Company has granted RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term.
A summary of RSU activity during the years ended December 31, 2021, 2022 and 2023 is set out below:

	Year ended December 31, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	$36.44
Granted	466,702	44.00
Vested (Note b)	(501,273)	34.41
Forfeited	(66,230)	38.02
Outstanding as of December 31, 2021	759,507	$42.29
Expected to vest (Note a)	654,594

	Year ended December 31, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	$42.29
Granted	206,280	45.66
Vested (Note c)	(274,521)	43.23
Forfeited	(111,644)	42.69
Outstanding as of December 31, 2022	579,622	$42.97
Expected to vest (Note a)	527,621

	Year ended December 31, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	$42.97
Granted	1,047,905	42.77
Vested (Note d)	(510,057)	42.77
Forfeited	(80,854)	42.96
Outstanding as of December 31, 2023	1,036,616	$42.87
Expected to vest (Note a)	953,972

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)
(a)RSUs expected to vest after considering an estimated forfeiture rate.
(b)461,640 RSUs that vested during the period were net settled upon vesting by issuing 300,944 shares (net of minimum statutory tax withholding). 39,633 RSUs vested in the year ended December 31, 2021, in respect of which 39,515 shares were issued during the period ended December 31, 2023 after withholding shares to the extent of minimum statutory withholding taxes. 7,863 RSUs vested in the year ended December 31, 2021, in respect of which 5,496 shares were issued during the period ended December 31, 2022 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
(c)28,866 RSUs that vested during the period were net settled upon vesting by issuing 19,992 shares (net of minimum statutory tax withholding). 199,297 RSUs vested in the year ended December 31, 2022, in respect of which 120,858 shares were issued during the period ended December 31, 2023 after withholding shares to the extent of minimum statutory withholding taxes. 46,358 RSUs vested in the year ended December 31, 2022, shares in respect of which will be issued in 2024 after withholding shares to the extent of minimum statutory withholding taxes.
(d)453,761 RSUs vested during the period were net settled upon vesting by issuing 296,656 shares (net of minimum statutory tax withholding). 56,296 RSUs vested in the year ended December 31, 2023, shares in respect of which will be issued in 2024 after withholding shares to the extent of minimum statutory withholding taxes.
As of December 31, 2023, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $26,685, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.
Performance Units
The Company also grants stock awards in the form of PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.
Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of approximately six months to three years. PUs granted under the plans are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting term.
For PUs granted prior to 2023, the fair value of each PU was the market price of one common share of the Company on the date of grant and the performance period for such grants was one year. For PUs that have a performance period of one year, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.
For PUs granted in 2023, the performance period increased to three years from one year for PUs granted prior to 2023. The number of PUs granted in 2023 that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its TSR relative to the TSR of the companies included as of January 1, 2023 in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.
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
•For determining the TSR of the Company and the companies in the Peer Group, dividends are assumed to have been reinvested in the stock of the issuing entities on a continuous basis.
•The correlation coefficients used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate historical volatility.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)

The fair value of each PU granted in 2023 to employees was estimated on the date of grant using the following valuation assumptions:

	Year ended December 31, 2023
Dividend yield	1.22%	—	1.52%
Expected life (years)	2.54	—	2.80
Risk-free rate of interest for expected life	3.80%	—	4.44%
Volatility	24.03%	—	24.71%

A summary of PU activity during the years ended December 31, 2021, 2022 and 2023 is set out below:

	Year ended December 31, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	$34.56	4,876,196
Granted	1,340,877	44.06	2,681,754
Vested (Note b)	(1,784,140)	30.66	(1,784,140)
Forfeited	(258,258)	39.97	(320,098)
Adjustment upon final determination of level of performance goal achievement (Note c)	408,480	43.99
Adjustment upon final determination of level of performance goal achievement (Note d)			(870,557)
Outstanding as of December 31, 2021	4,583,155	$39.40	4,583,155
Expected to vest (Note a)	4,263,803

	Year ended December 31, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	$39.40	4,583,155
Granted	1,590,794	44.50	3,181,588
Vested (Note e)	(2,161,789)	34.61	(2,161,789)
Forfeited	(487,909)	43.52	(642,512)
Adjustment upon final determination of level of performance goal achievement (Note f)	46,700	44.20
Adjustment upon final determination of level of performance goal achievement (Note g)			(1,389,491)
Outstanding as of December 31, 2022	3,570,951	$44.07	3,570,951
Expected to vest (Note a)	3,224,941

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Stock-based compensation (Continued)

	Year ended December 31, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	$44.07	3,570,951
Granted	986,891	43.99	2,368,538
Vested (Note h)	(647,549)	42.53	(647,549)
Forfeited	(357,362)	44.19	(411,551)
Adjustment upon final determination of level of performance goal achievement (Note i)	96,668	44.50	96,668
Outstanding as of December 31, 2023	3,649,599	$44.32	4,977,057
Expected to vest (Note a)	3,282,005
(a)PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)Vested PUs in the year 2021 were net settled upon vesting by issuing 1,102,440 shares (net of minimum statutory tax withholding).
(c)Represents a 31.20% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2021, partially offset by an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
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
(e)2,161,789 PSUs that vested during the year 2022 were net settled upon vesting by issuing 1,300,511 shares (net of minimum statutory tax withholding).
(f)Represents a 1.31% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2022, partially offset by an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
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
(h)647,549 PSUs that vested during the year 2023 were net settled upon vesting by issuing 412,275 shares (net of minimum statutory tax withholding).
(i)Represents an adjustment made in March 2023 to the number of shares subject to the PUs granted in 2022 upon certification of the level of achievement of the performance targets underlying such awards.
As of December 31, 2023, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $42,615, which will be recognized over the weighed average remaining requisite vesting period of 1.6 years.

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
During the years ended December 31, 2021, 2022 and 2023, 285,657, 324,783 and 337,875 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2021, 2022 and 2023 was $1,420, $1,537 and $1,468, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.
19. Capital stock
The Company’s authorized capital stock as of December 31, 2022 and 2023 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 182,924,416 and 179,494,132 common shares, and no preferred shares, issued and outstanding as of December 31, 2022 and 2023, respectively.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
19. Capital stock (Continued)
During the years ended December 31, 2021, 2022 and 2023, the Company repurchased 6,577,562, 4,777,205 and 6,013,793 of its common shares, respectively, on the open market at a weighted average price of $45.32, $44.79 and $37.48 per share, respectively, for an aggregate cash amount of $298,087, $213,986 and $225,379, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2021, 2022 and 2023, retained earnings were reduced by direct costs, including taxes, related to share repurchases of $132, $96 and $720, respectively.
$399,545 remained available for share repurchases under the Company's existing share repurchase program as of December 31, 2023. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.
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
On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing an annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, June 26, 2023, September 26, 2023 and December 22, 2023, the Company paid a dividend of $0.1375 per share, amounting to
$25,255, $25,031, $24,944 and $24,784 in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023, September 8, 2023 and December 8, 2023, respectively.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
20. Earnings per share (Continued)
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive was 1,663,219, 2,734,825 and 2,289,623 for the years ended December 31, 2021, 2022 and 2023, respectively.

	Year ended December 31,
	2021	2022	2023
Net income	$369,448	$353,404	$631,255
Weighted average number of common shares used in computing basic earnings per common share	187,802,219	184,184,930	182,345,548
Dilutive effect of stock-based awards	5,159,622	3,902,310	2,796,295
Weighted average number of common shares used in computing dilutive earnings per common share	192,961,841	188,087,240	185,141,843
Earnings per common share
Basic	$1.97	$1.92	$3.46
Diluted	$1.91	$1.88	$3.41

21. Other operating (income) expense, net

	Year ended December 31,
	2021	2022	2023
Write-down of intangible assets and property, plant and equipment^	$915	$1,377	$—
Write-down of operating lease right-of-use assets and other assets^*	—	20,307	—
Impairment charge on assets classified as held for sale^	—	32,575	—
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(750)	(452)	(118)
Loss on the sale of business classified as held for sale^	—	—	802
Gain on termination of lease^*	—	—	(4,874)
Other operating (income) expense	(1,368)	(612)	(526)
Other operating (income) expense, net	$(1,203)	$53,195	$(4,716)
^ Refer to Notes 8, 10 and 27 for additional information about other operating (income) expense, net for the years ended December 31, 2021, 2022 and 2023.
* Of the total write-down, $20,307 and $(4,874) pertains to restructuring charges for the years ended December 31, 2022 and 2023, respectively. No such charges were recorded in the year ended December 31, 2021. Refer to Notes 12 and 27 for additional information.
22. Interest income (expense), net
Interest income (expense), net consists of the following:

	Year ended December 31,
	2021	2022	2023
Interest income	$6,878	$5,899	$18,373
Interest expense	(58,312)	(58,103)	(66,308)
Interest income (expense), net	$(51,434)	$(52,204)	$(47,935)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes
Income tax expense (benefit) for the years ended December 31, 2021, 2022 and 2023 is allocated as follows:

	Year ended December 31,
	2021	2022	2023
Income from continuing operations	$113,681	$111,832	$(29,031)
Other comprehensive income:
Cash flow hedges	5,265	(4,947)	1,397
Retirement benefits	3,859	690	705
The components of income before income tax expense (benefit) from continuing operations are as follows:

	Year ended December 31,
	2021	2022	2023
Domestic (U.S.)	$126,107	$44,903	$216,718
Foreign (other than U.S.)	357,022	420,333	385,506
Income before income tax expense (benefit)	$483,129	$465,236	$602,224

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2021	2022	2023
Current tax expense:
Domestic (U.S. federal)	$34,538	$17,525	$20,222
Domestic (U.S. state)	5,605	4,582	7,558
Foreign (other than U.S.)	82,801	118,876	101,121
	$122,944	$140,983	$128,901
Deferred tax expense (benefit):
Domestic (U.S. federal) (Note a)	$(6,039)	$(10,481)	$(122,166)
Domestic (U.S. state) (Note b)	232	(1,910)	(32,112)
Foreign (other than U.S.)	(3,456)	(16,760)	(3,654)
	$(9,263)	$(29,151)	$(157,932)
Total income tax expense (benefit)	$113,681	$111,832	$(29,031)
(a)For the year ended December 31, 2023, the amount includes a U.S. federal tax benefit on the transfer of intellectual property rights amounting to $138,390.

(b)For the year ended December 31, 2023, the amount includes a state tax benefit on the transfer of intellectual property rights amounting to $33,800.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income tax expense (benefit) as a result of the following:

	Year ended December 31,
	2021	2022	2023
Income before income tax expense (benefit)	$483,129	$465,236	$602,224
Statutory income tax rates	21%	21%	21%
Computed expected income tax expense	101,457	97,700	126,467
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	10,747	13,853	16,455
Tax benefit from tax holiday	(3,159)	(797)	(3,877)
True-up of prior years tax liability	7,590	2,096	343
Interest income on income tax refund	(7,780)	(2,168)	(173)
Non-deductible expenses	1,755	4,826	2,932
Impact of change in tax rates (Note c)	1,740	(116)	(36,099)
Change in valuation allowance (Note d)	6,244	10,752	(121,358)
Unrecognized tax benefits	(327)	1,236	(5,563)
Employment related tax incentive	(3,930)	(1,093)	(3,366)
Internal transfer of intellectual property rights (Note d)	—	—	(7,835)
State income taxes (Note e)	5,837	2,672	9,245
Excess tax benefit on share-based compensation	(7,773)	(10,418)	(5,274)
Others (Note f)	1,280	(6,711)	(928)
Reported income tax expense (benefit)	$113,681	$111,832	$(29,031)
(c)For the year ended December 31, 2023, the amount includes a benefit of $35,771 resulting from a new income tax enacted in Bermuda on December 27, 2023, the impact of which has been fully offset by a valuation allowance.

(d)For the year ended December 31, 2023, the Company recorded an income tax benefit of $169,945 in connection with an intra-entity transfer of certain intellectual property rights from certain non-U.S. subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with the Company’s business operations, which is reflected in the rows titled “change in valuation allowance” and “internal transfer of intellectual property rights” in the above reconciliation table.

(e)For the year ended December 31, 2023, the amount does not include a state tax benefit on the transfer of intellectual property rights amounting to $33,800.

(f)During the year ended December 31, 2022, the Company recorded a tax benefit on the outside basis difference on the stock of a subsidiary amounting to $6,881.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The effect of the tax holiday on both basic and diluted earnings per share was $0.02, $0.00 and $0.02, respectively, for the years ended December 31, 2021, 2022 and 2023.
The components of the Company’s deferred tax balances as of December 31, 2022 and 2023 are as follows:

	As of December 31,
	2022	2023
Deferred tax assets
Net operating loss carryforwards	$49,810	$86,556
Accrued expenses and other liabilities	72,588	77,516
Allowance for credit losses	8,441	5,772
Property, plant and equipment, net	7,474	8,934
Lease liabilities	51,913	45,295
Share-based compensation	32,777	33,490
Intangible assets, net	179,815	193,073
Retirement benefits	8,629	6,375
Contract liabilities	7,452	10,498
Tax credit carryforwards	17,199	22,449
Others	21,902	13,593
Total deferred tax assets	$458,000	$503,551
Less: Valuation allowance	(222,655)	(101,438)
Total deferred tax assets, net of valuation allowance	$235,345	$402,113
Deferred tax liabilities
Intangible assets, net	$128	$4
Property, plant and equipment, net	1,290	1,120
Right-of use assets	40,946	37,248
Retirement benefits	4,175	2,648
Investments in foreign subsidiaries not indefinitely reinvested	1,663	9,177
Derivative instruments	2,344	1,318
Goodwill	43,173	52,603
Others	10,319	10,780
Total deferred tax liabilities	$104,038	$114,898
Net of deferred tax assets and liabilities	$131,307	$287,215

	As of December 31,
Classified as	2022	2023
Deferred tax assets non-current	$135,483	$298,921
Deferred tax liabilities non-current	4,176	11,706
	$131,307	$287,215

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2021, 2022 and 2023 is as follows:

	Year ended December 31,
	2021	2022	2023
Opening valuation allowance	$206,011	$212,192	$222,655
Reduction during the year through continuing operations	(1,206)	(214)	(162,138)
Addition during the year through continuing operations	7,387	10,677	40,921
Closing valuation allowance	$212,192	$222,655	$101,438

During the year ended December 31, 2023 the Company completed an intra-entity transfer of certain intellectual property rights from certain non-US subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with the Company's business operations. As a result of this transfer, the Company received a step-up in tax basis of the transferred intellectual property assets to their current fair market value under applicable tax law. The determination of fair value involves judgments with respect to future revenue growth, operating margins and discount rates. The step-up in basis will be amortizable against future taxable income and, accordingly, the Company recognized a one-time tax benefit of $169,945. The Company expects to realize the deferred tax asset recorded as a result of the intellectual property transfer and will periodically assess such realizability. The tax-deductible amortization related to the transferred intellectual property rights will be recognized over a 15-year period.

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

Management considers the scheduled reversal of deferred tax liabilities, carryback availability and projected taxable income in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible temporary differences and carry forwards, net of the existing valuation allowances as of December 31, 2023. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
For the years ended December 31, 2021, 2022 and 2023, the Company recognized net excess tax benefits on share-based compensation of $7,773, $10,418 and $5,274, respectively, in income tax expense attributable to continuing operations.
As of December 31, 2023, the Company’s deferred tax assets related to net operating loss carryforwards of $426,761 amounted to $73,218 (excluding state and local operating loss carryforwards). Federal net operating losses of subsidiaries in Bermuda, Brazil, Germany, the United Kingdom, Israel, Hong Kong, the United States and Luxembourg (for 2016 and prior years) amounted to $331,451 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
The Company’s remaining federal operating loss carryforwards expire as set forth in the table below:

	Europe	Others
Year ending December 31,
2024	$—	$1,785
2025	232	1,757
2026	1,073	—
2027	229	—
2028	5	423
2029	—	59
2032	—	196
2034	18,820	—
2035	7,357	—
2036	63,374	—
	$91,090	$4,220

In the table above, “Europe” includes federal net operating losses of subsidiaries in Slovakia, Latvia and Luxembourg, while “Others” includes net operating losses of subsidiaries in Argentina, Japan and the Philippines.

As of December 31, 2023, the Company had additional deferred tax assets of $13,338 for state and local tax loss carryforwards of $194,666, of which $154,336 will expire in various years from 2024 through 2042. The remaining state and local net operating losses can be carried forward for an indefinite period.

As of December 31, 2023, the Company had a total United States foreign tax credit carryforward of $22,449 which will expire as set forth in the table below:

Year ending December 31,	Amount
2027	$5,044
2028	3,304
2029	1,833
2030	832
2031	5,302
2033	6,134
$22,449

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Income taxes (Continued)
Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries for which a deferred tax liability has not been recognized due to being indefinitely reinvested amounted to approximately $1,073,210 as of December 31, 2023. The Company plans to indefinitely reinvest the subsidiaries’ undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings at that time.
As of December 31, 2023, $581,396 of the Company’s $583,670 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $207,953 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $92,252 of retained earnings. $277,742 of the Company’s cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $95,701 in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.
The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in OCI.
The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2021, 2022 and 2023:

	2021	2022	2023
Opening Balance at January 1	$34,300	$25,651	$25,430
Increase related to prior year tax positions, including recorded in acquisition accounting	2,992	2,869	1,385
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(455)	(1,313)	(4,658)
Increase related to current year tax positions	1,385	1,426	677
Decrease related to settlements with taxing authorities	(11,170)	(4)	(1,144)
Decrease related to prior year tax positions for other reasons	(455)	(1,802)	(2,405)
Effect of exchange rate changes	(946)	(1,397)	(49)
Closing Balance at December 31	$25,651	$25,430	$19,236
As of December 31, 2022 and 2023, the Company had unrecognized tax benefits amounting to $25,430 and $19,236, respectively, which, if recognized, would affect the Company's effective tax rate.
As of December 31, 2022 and 2023, the Company had accrued $2,871 and $3,312, respectively, in interest and $374 and $499, respectively, for penalties relating to income taxes.
During the years ended December 31, 2021, 2022 and 2023, the Company recognized $(13,851), $(2,583) and $220, respectively, in interest expense (income) related to income taxes.
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
With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2018. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2016 and January 1, 2014, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

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
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses) (other than those included in income from operations), interest income/(expense), restructuring expenses/income, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "Others." Accordingly, the Company has recast the segment revenue and adjusted income from operations of its reportable segments for the years ended December 31, 2021 and 2022 to present comparable segment information. Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of overhead, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.
Revenues and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2021 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	$403,609	$617,511	$1,021,120	$131,287
Consumer and Healthcare	668,621	847,082	1,515,703	256,870
High Tech and Manufacturing	620,051	865,337	1,485,388	278,868
Net revenues	$1,692,281	$2,329,930	$4,022,211
Others				(4,345)
Total AOI				$662,680
Stock-based compensation				(81,968)
Amortization and impairment of acquired intangible assets (other than included above)				(57,641)
Acquisition-related expenses				(1,177)
Foreign exchange gains (losses), net				12,669
Interest income (expense), net				(51,434)
Income tax expense				(113,681)
Net income				$369,448

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	$524,488	$635,220	$1,159,708	$172,292
Consumer and Healthcare	730,030	863,519	1,593,549	233,028
High Tech and Manufacturing	705,371	912,544	1,617,915	303,555
Net revenues	$1,959,889	$2,411,283	$4,371,172
Business held for sale (refer to Note (a) below and Note 8)			(11,973)	24,842
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			$4,359,199
Others				(15,498)
Total AOI				$718,219
Stock-based compensation				(77,373)
Amortization and impairment of acquired intangible assets (other than included above)				(42,566)
Foreign exchange gains (losses), net				15,392
Interest income (expense), net				(52,204)
Business held for sale (refer to Note (a) below and Note 8)				(24,842)
Impairment charge on assets classified as held for sale (refer to Note (a) below and Note 8)				(32,575)
Restructuring expense (refer to Note (b) below and Note 27)				(38,815)
Income tax expense				(111,832)
Net income				$353,404

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	AOI
Financial Services	$511,691	$713,683	$1,225,374	193,355
Consumer and Healthcare	717,546	853,173	1,570,719	242,457
High Tech and Manufacturing	763,822	916,973	1,680,795	297,909
Net revenues	$1,993,059	$2,483,829	$4,476,888
Business held for sale (refer to Note (a) below and Note 8)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 8)			$4,476,398
Others				28,016
Total AOI				$762,938
Stock-based compensation				(88,576)
Amortization and impairment of acquired intangible assets (other than included above)				(31,348)
Foreign exchange gains (losses), net				4,274
Interest income (expense), net				(47,935)
Restructuring (expense)/income (refer to Note (b) below and Note 27)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 8)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 8)				(802)
Income tax benefit				29,031
Net income				$631,255
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Segment reporting (Continued)
No single customer accounted for more than 10% of the Company's consolidated net revenue in 2021, 2022 or 2023.
Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2021	2022	2023
India	$2,022,123	$2,282,706	$2,320,853
Asia, other than India	536,595	551,474	643,096
North and Latin America	1,011,759	1,065,509	979,946
Europe	451,734	471,483	532,993
Total net revenues	$4,022,211	$4,371,172	$4,476,888
Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2022	2023
India	$125,442	$132,019
Asia, other than India	14,486	18,878
North and Latin America	26,031	25,281
Europe	14,799	13,625
Total	$180,758	$189,803
25. Net revenues
Disaggregation of revenue
In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Year ended December 31,
	2021	2022	2023
Data-Tech-AI	$1,692,281	$1,959,889	$1,993,059
Digital Operations	2,329,930	2,411,283	2,483,829
Total net revenues	$4,022,211	$4,371,172	$4,476,888
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
The following table provides details of the Company’s contract balances:

	As of December 31,
	2022	2023
Contract assets (Note a)	$18,347	$33,370
Contract liabilities (Note b)
Deferred transition revenue	$128,726	$116,577
Advance from customers	$88,056	$55,251

(a) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheets.
(b) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheets.
During the year ended December 31, 2022, the Company sold certain contract assets and contract liabilities amounting to $0 and $2,451, respectively, and classified certain contract assets and contract liabilities amounting to $2,168 and $649, respectively, as assets/liabilities held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.
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
Changes in the Company’s contract asset and liability balances during the years ended December 31, 2022 and 2023 were a result of normal business activity and not materially impacted by any other factors.
Revenue recognized during the year ended December 31, 2022 and 2023 that was included in the contract liabilities balance at the beginning of the period was $152,570 and $160,024, respectively.
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2023:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$171,828	$112,435	$47,246	$11,864	$283

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Net revenues (Continued)
The following table provides details of the Company’s contract cost assets:

	As of December 31, 2022		As of December 31, 2023
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$32,296	$206,498	$34,805	$181,865
Closing balance	34,805	181,865	41,964	160,579
Amortization	26,769	89,398	29,814	88,913
During the year ended December 31, 2022, the Company sold certain contract assets amounting to $304 and classified $1,247 as assets held for sale relating to the Business, the sale of which was completed in the first quarter of 2023. See Note 8 for additional information.
26. Commitments and contingencies
Capital commitments
As of December 31, 2022 and 2023, the Company has committed to spend $17,972 and $15,982, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $8,050 and $10,963 as of December 31, 2022 and 2023, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
26. Commitments and contingencies (Continued)

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $111,288, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA have filed an appeal challenging this most recent decision of the Tribunal before the Delhi High Court. The Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of December 31, 2023.

(c) In September 2020, the Indian Parliament approved new labor codes, including the Code on Social Security, 2020 (the “Code”), which will impact the Company’s contributions to its defined benefit plans for employees based in India. The Code has not yet been made effective, and the rules for different states are in the process of being framed. The Company has carried out a preliminary evaluation of the impact the Code will have on the Company. The final impact will be assessed after the Code becomes effective and the related rules are published.
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
In 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring described above. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874.

28. Subsequent Events
Share Repurchase
Pursuant to its share repurchase program, the Company repurchased 221,569 of its common shares on the open market between January 1, 2024 and February 28, 2024 at a weighted average price of $36.14 per share for an aggregate cash amount of $8,008.
Dividend
In February 2024, the Company announced that its Board of Directors approved an 11% increase in its quarterly cash dividend, representing a planned annual dividend of $0.61 per common share in 2024, increased from $0.55 per common share in 2023. The Board of Directors also declared a dividend for the first quarter of 2024 of $0.1525 per common share, which will be paid on March 26, 2024 to shareholders of record as of the close of business on March 11, 2024. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.