Form 10-Q
period 2024-03-31
Genpact LTD
filed 2024-05-10
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2024
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
Yes ☐ No ☒
As of May 3, 2024, there were 179,979,368 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2023	As of March 31, 2024
Assets
Current assets
Cash and cash equivalents		$583,670	$478,398
Accounts receivable, net of allowance for credit losses of $18,278 and $21,294 as of December 31, 2023 and March 31, 2024, respectively	3	1,116,273	1,147,233
Prepaid expenses and other current assets	6	191,566	204,811
Total current assets		$1,891,509	$1,830,442

Property, plant and equipment, net	8	189,803	193,805
Operating lease right-of-use assets		186,167	199,118
Deferred tax assets	22	298,921	281,945
Intangible assets, net	9	53,028	46,305
Goodwill	9	1,683,782	1,679,720
Contract cost assets	19	202,543	204,918
Other assets, net of allowance for credit losses of $4,096 and $7,174 as of December 31, 2023 and March 31, 2024, respectively		299,960	304,389
Total assets		$4,805,713	$4,740,642

Liabilities and equity
Current liabilities
Short-term borrowings	10	$10,000	$50,000
Current portion of long-term debt	11	432,242	425,768
Accounts payable		27,739	28,032
Income taxes payable	22	38,458	39,373
Accrued expenses and other current liabilities	12	759,180	595,350
Operating leases liability		50,313	46,879
Total current liabilities		$1,317,932	$1,185,402

Long-term debt, less current portion	11	824,720	818,327
Operating leases liability		168,015	180,724
Deferred tax liabilities	22	11,706	11,589
Other liabilities	13	234,948	246,230
Total liabilities		$2,557,321	$2,442,272

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 179,494,132 and 179,979,368 issued and outstanding as of December 31, 2023 and March 31, 2024, respectively		1,789	1,794
Additional paid-in capital		1,883,944	1,879,099
Retained earnings		1,085,209	1,144,671
Accumulated other comprehensive income (loss)		(722,550)	(727,194)
Total equity		$2,248,392	$2,298,370
Commitments and contingencies	23
Total liabilities and equity		$4,805,713	$4,740,642

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2023	2024
Net revenues	19	$1,089,319	$1,131,237
Cost of revenue		719,078	734,759
Gross profit		$370,241	$396,478
Operating expenses:
Selling, general and administrative expenses		216,485	235,031
Amortization of acquired intangible assets	9	8,255	6,927
Other operating (income) expense, net	20	389	(5,466)
Income from operations		$145,112	$159,986
Foreign exchange gains (losses), net		(1,040)	837
Interest income (expense), net	21	(9,627)	(10,242)
Other income (expense), net		4,030	5,787
Income before income tax expense		$138,475	$156,368
Income tax expense	22	32,374	39,421
Net income		$106,101	$116,947
Earnings per common share	17
Basic		$0.58	$0.65
Diluted		$0.57	$0.64
Weighted average number of common shares used in computing earnings per common share	17
Basic		183,795,404	180,416,537
Diluted		187,586,277	181,937,555

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2024
Net income	$106,101	$116,947
Other comprehensive income:
Currency translation adjustments	16,994	(15,975)
Gain on cash flow hedging derivatives, net of taxes (Note 5)	13,091	11,411
Retirement benefits (expense), net of taxes	917	(80)
Other comprehensive income (loss)	31,002	(4,644)
Comprehensive income	$137,103	$112,303

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 15)	642,280	6	12,797	—	—	12,803
Issuance of common shares under the employee stock purchase plan (Note 15)	72,645	1	3,120	—	—	3,121
Net settlement on vesting of restricted share units (Note 15)	309,531	3	(7,286)	—	—	(7,283)
Net settlement on vesting of performance units (Note 15)	410,843	4	(11,009)	—	—	(11,005)
Stock repurchased and retired (Note 16)	(630,605)	(6)	—	(29,994)	—	(30,000)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(13)	—	(13)
Stock-based compensation expense (Note 15)	—	—	19,704	—	—	19,704
Comprehensive income (loss):
Net income (loss)	—	—	—	106,101	—	106,101
Other comprehensive income (loss)	—	—	—	—	31,002	31,002
Dividend ( $0.1375 per common share, Note 16)	—	—	—	(25,255)	—	(25,255)
Balance as of March 31, 2023	183,729,110	$1,831	$1,794,779	$830,846	$(702,123)	$1,925,333

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 15)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 15)	93,659	1	2,865	—	—	2,866
Net settlement on vesting of restricted share units (Note 15)	251,738	3	(3,908)	—	—	(3,905)
Net settlement on vesting of performance units (Note 15)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 16)	(864,925)	(9)	—	(29,976)	—	(29,985)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(17)	—	(17)
Stock-based compensation expense (Note 15)	—	—	9,181	—	—	9,181
Comprehensive income (loss):
Net income (loss)	—	—	—	116,947	—	116,947
Other comprehensive income (loss)	—	—	—	—	(4,644)	(4,644)
Dividend ( $0.1525 per common share, Note 16)	—	—	—	(27,492)	—	(27,492)
Balance as of March 31, 2024	179,979,368	$1,794	$1,879,099	$1,144,671	$(727,194)	$2,298,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2024
Operating activities
Net income	$106,101	$116,947
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	18,757	17,280
Amortization of debt issuance costs	487	488
Amortization of acquired intangible assets	8,255	6,927
Loss on the sale of the business classified as held for sale (refer to Note 7)	802	—
Allowance for credit losses (refer to Note 3)	3,324	10,897
Unrealized gain on revaluation of foreign currency assets/liabilities	(2,994)	(6,700)
Stock-based compensation expense	19,704	9,181
Deferred tax expense	1,710	11,510
Others, net	454	167
Change in operating assets and liabilities:
Increase in accounts receivable	(17,794)	(40,148)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(11,424)	(22,495)
Increase (decrease) in accounts payable	(13,261)	285
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(167,217)	(131,129)
Increase in income taxes payable	19,032	1,229
Net cash used for operating activities	$(34,064)	$(25,561)
Investing activities
Purchase of property, plant and equipment	(12,578)	(24,005)
Payment for internally generated intangible assets (including intangibles under development)	(828)	(667)
Proceeds from sale of property, plant and equipment	9	—
Payment for business acquisitions, net of cash acquired	(682)	—
Payment for divestiture of business	(19,510)	—
Net cash used for investing activities	$(33,589)	$(24,672)
Financing activities
Repayment of finance lease obligations	(3,705)	(3,433)
Repayment of long-term debt	(6,625)	(13,250)
Proceeds from short-term borrowings	75,000	50,000
Repayment of short-term borrowings	(46,000)	(10,000)
Proceeds from issuance of common shares under stock-based compensation plans	15,924	6,797
Payment for net settlement of stock-based awards	(18,172)	(20,820)
Payment of earn-out consideration	(2,399)	—
Dividend paid	(25,255)	(27,492)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(30,013)	(30,002)
Net cash used for financing activities	$(41,245)	$(48,200)
Net decrease in cash and cash equivalents	(108,898)	(98,433)
Effect of exchange rate changes	14,414	(6,839)
Cash and cash equivalents at the beginning of the period	646,765	583,670
Cash and cash equivalents at the end of the period	$552,281	$478,398
Supplementary information
Cash paid during the period for interest	$6,112	$11,393
Cash paid during the period for income taxes, net of refund	$23,001	$20,108
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 131,000 employees serving clients in key industry verticals from more than 35 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization and accumulated impairment loss based on their estimated useful lives as follows:

Customer-related intangible assets	1	-	8 years
Marketing-related intangible assets	1	-	8 years
Technology-related intangible assets	2	-	10 years

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

(h) Cost of revenue

Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for customers, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, rent, IT expenses, contract resources with specialized skills who are directly responsible for the performance of services for clients, and travel and other billable costs related to the Company’s clients. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.

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

The following recently released accounting standard has been adopted by the Company:

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This ASU requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted this ASU beginning January 1, 2024 and it did not have any material impact on its consolidated results of operations, cash flows, financial position and disclosures.

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

3. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2023	Three months ended March 31, 2024
Opening balance as of January 1	$20,442	$18,278
Additions (net), charged to income statement	3,081	7,819
Deductions/effect of exchange rate fluctuations	(5,245)	(4,803)
Closing balance	$18,278	$21,294

Accounts receivable were $1,134,551 and $1,168,527, and allowances for credit losses were $18,278 and $21,294, resulting in net accounts receivable balances of $1,116,273 and $1,147,233 as of December 31, 2023 and March 31, 2024, respectively.

In addition, deferred billings were $90,094 and $96,945 and allowances for credit losses on deferred billings were $4,096 and $7,174, resulting in net deferred billings balances of $85,998 and $89,771 as of December 31, 2023 and March 31, 2024, respectively.

During the three months ended March 31, 2023 and 2024, the Company recorded a charge of $0 and $3,078, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheet as of December 31, 2023 and March 31, 2024.

The Company has a revolving accounts receivable-based facility of $75,000 as of December 31, 2023 and March 31, 2024, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2023 and March 31, 2024 was $51,367 and $55,870, respectively. The principal amount outstanding against this facility as of December 31, 2023 and March 31, 2024 was $51,344 and $55,870, respectively. The cost of factoring such accounts receivable during the three months ended March 31, 2023 and 2024 was $461 and $706, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Accounts receivable, net of allowance for credit losses (Continued)

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $324,401 during the year ended December 31, 2023, and $47,367 during the three months ended March 31, 2024, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three months ended March 31, 2023 and 2024 was $1,400 and $1,175, respectively.

4. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2023 and March 31, 2024:

	As of December 31, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,307	$—	$22,307	$—
Deferred compensation plan assets (Note a, d)	51,983	—	—	51,983
Total	$74,290	$—	$22,307	$51,983
Liabilities
Derivative instruments (Note b, c)	17,363	—	17,363	—
Deferred compensation plan liability (Note b, e)	51,354	—	—	51,354
Total	$68,717	$—	$17,363	$51,354

	As of March 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$29,468	$—	$29,468	$—
Deferred compensation plan assets (Note a, d)	55,559	—	—	55,559
Total	$85,027	$—	$29,468	$55,559
Liabilities
Derivative instruments (Note b, c)	10,311	—	10,311	—
Deferred compensation plan liability (Note b, e)	54,519	—	—	54,519
Total	$64,830	$—	$10,311	$54,519

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

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

(d)Deferred compensation plan assets consist of life insurance policies held under a Rabbi Trust. Assets held in the Rabbi Trust are valued based on the cash surrender value of the insurance contract, which is determined based on the fair value of the underlying assets included in the insurance portfolio and are therefore classified within level 3 of the fair value hierarchy.

(e)The fair value of the deferred compensation plan liability is derived based on the fair value of the underlying assets in the insurance policies and is therefore classified within level 3 of the fair value hierarchy.

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2023 and 2024:

	Three months ended March 31,
	2023	2024
Opening balance	$2,517	$—
Payments made on earn-out consideration	(2,399)	—
Change in fair value of earn-out consideration (Note a)	(118)	—
Closing balance	$—	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2023 and 2024:

	Three months ended March 31,
	2023	2024
Opening balance	$40,261	$51,983
Additions (net of redemption)	2,098	368
Change in fair value of deferred compensation plan assets (Note a)	2,386	3,208
Closing balance	$44,745	$55,559

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2023 and 2024:

	Three months ended March 31,
	2023	2024
Opening balance	$39,654	$51,354
Additions (net of redemption)	2,098	1
Change in fair value of deferred compensation plan liabilities (Note a)	2,343	3,164
Closing balance	$44,095	$54,519

(a)Changes in the fair value of deferred compensation plan liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

5. Derivative financial instruments

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
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,892,800	$2,254,500	$5,278	$10,525
United States Dollars (sell) Mexican Peso (buy)	66,000	81,750	2,129	4,107
United States Dollars (sell) Philippines Peso (buy)	118,500	154,250	637	(1,535)
Euro (sell) United States Dollars (buy)	222,363	226,112	(3,499)	2,028
Euro (sell) Romanian Leu (buy)	66,384	48,649	90	327
Japanese Yen (sell) Chinese Renminbi (buy)	52,562	42,715	803	3,211
United States Dollars (sell) Chinese Renminbi (buy)	40,800	31,800	(638)	(1,083)
Pound Sterling (sell) United States Dollars (buy)	14,915	22,634	(398)	(89)
United States Dollars (sell) Hungarian Font (buy)	32,000	32,750	809	(606)
Australian Dollars (sell) Indian Rupees (buy)	90,077	132,478	(1,914)	1,897
United States Dollars (sell) Polish Zloty (buy)	51,000	69,750	3,046	1,410
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	323	350
Israeli Shekel (buy) United States Dollars (sell)	15,000	15,000	1,175	117
South African Rand (sell) United States Dollars (buy)	27,000	27,000	216	260
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	55	(18)
United States Dollars (sell) Costa Rica Colon (buy)	13,000	13,000	555	363
Pound Sterling (buy) United States Dollar (sell)	22,300	14,865	669	277
United States Dollars (sell) Malaysian Ringgit (buy)	18,000	13,500	161	(315)
United States Dollars (sell) Canadian Dollar (buy)	—	9,000	—	(79)
Interest rate swaps (floating to fixed)	148,125	146,250	(4,553)	(1,990)
			$4,944	$19,157

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

FASB guidance on derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with FASB guidance on derivatives and hedging, the Company designates foreign exchange forward contracts, interest rate swaps and treasury rate locks as cash flow hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenues and purchases of services, and interest rate swaps and treasury rate locks are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, that are denominated in currencies other than the Company’s underlying functional currency.

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024
Assets
Prepaid expenses and other current assets	$13,273	$17,032	$5,783	$3,206
Other assets	$3,251	$9,230	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,833	$3,721	$1,276	$853
Other liabilities	$9,254	$5,737	$—	$—

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

The Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2023 and March 31, 2024 was $368 and $328, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2023			2024
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(7,255)	$1,543	$(5,712)	$805	$146	$951
Net gains (losses) reclassified into statement of income on completion of hedged transactions	2,191	(538)	1,653	2,960	(758)	2,202
Changes in fair value of effective portion of outstanding derivatives, net	18,824	(4,079)	14,744	19,287	(5,674)	13,613
Gain on cash flow hedging derivatives, net	16,633	(3,541)	13,091	16,327	(4,916)	11,411
Closing balance	$9,378	$(1,998)	$7,379	$17,132	$(4,770)	$12,362
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2023	2024		2023	2024
Forward foreign exchange contracts	$17,375	$16,449	Revenue	$635	$391
Interest rate swaps	$1,449	$2,838	Cost of revenue	(1,413)	1,745
			Selling, general and administrative expenses	(191)	508
			Interest expense	3,160	316
	$18,824	$19,287		$2,191	$2,960

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2023 and 2024, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2023	2024
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$7,851	$730
		$7,851	$730

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
6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2023	As of March 31, 2024
Advance income and non-income taxes	$90,136	$90,764
Contract asset (Note 19)	17,454	19,296
Prepaid expenses	36,196	48,879
Derivative instruments (Note 5)	19,056	20,238
Employee advances	5,087	3,732
Deposits	4,406	4,788
Advances to suppliers	1,689	1,098
Others	17,542	16,016
Total	$191,566	$204,811

7. Assets and liabilities held for sale

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

Pursuant to the asset purchase agreement signed in 2022 related to the sale of the Business, the Company holds a 1.5% fixed rate unsecured loan note amounting to $18,001 issued by the buyer group. The Company's obligation to transfer $18,001 to the buyer group in exchange for the note was satisfied in February 2023 upon the closing of the transaction. The note and interest thereon become receivable by the Company upon a future share sale, disposal or listing by the buyer group or early voluntary repayment of the note at the discretion of the buyer group. The Company previously deemed the likelihood of recovery of principal and interest on the note to be remote and not in the control of the Company. Accordingly, the Company did not record a value for the note.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Assets and liabilities held for sale (Continued)

In November 2023, the Company and the buyer group signed a supplemental deed amending the loan note. Under the supplemental deed, the redemption period was shortened to six months from the execution of the supplemental deed, and the redemption sum was reduced to $1,500. However, under the terms of the supplemental deed, if the Company did not receive the payment of the redemption sum within the revised six month redemption period, the loan note would remain in full force and effect under its original terms and value without modification or amendment under the supplemental deed. In March 2024, the note was redeemed by the buyer group and the Company received the redemption sum of $1,500 against the loan note. The redemption sum received has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 20 for additional information.

The Company completed the sale of the Business in February 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business in the three months ended March 31, 2023, in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. However, the Company recorded a gain of $1,500 in the three months ended March 31, 2024 upon the buyer group's redemption of the loan note as described above. The loss (gain) on the sale of business classified as held for sale has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 20 for additional information.

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2023	As of March 31, 2024
Property, plant and equipment, gross	$780,134	$791,103
Less: Accumulated depreciation and amortization	(590,331)	(597,298)
Property, plant and equipment, net	$189,803	$193,805

Depreciation expense on property, plant and equipment for the three months ended March 31, 2023 and 2024 was $12,717 and $13,495, respectively. Computer software amortization for the three months ended March 31, 2023 and 2024 was $689 and $533, respectively.

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2023 and the three months ended March 31, 2024:

	For the year ended December 31, 2023	For the three months ended March 31, 2024
Opening balance	1,684,196	1,683,782
Effect of exchange rate fluctuations	(414)	(4,062)
Closing balance	1,683,782	1,679,720

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	(62)	(127)	(225)	(414)
Closing balance	408,674	592,780	682,328	1,683,782

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,674	592,780	682,328	1,683,782
Effect of exchange rate fluctuations	(1,133)	(1,473)	(1,456)	(4,062)
Closing balance	407,541	591,307	680,872	1,679,720

The total amount of goodwill deductible for tax purposes was $263,910 and $256,767 as of December 31, 2023 and March 31, 2024, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2023			As of March 31, 2024
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$474,090	$436,104	$37,986	$472,062	$439,269	$32,793
Marketing-related intangible assets	97,840	88,648	9,192	97,748	89,850	7,898
Technology-related intangible assets	129,600	123,750	5,850	130,094	124,480	5,614
	$701,530	$648,502	$53,028	$699,904	$653,599	$46,305

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2023 and 2024 were $8,255 and $6,927, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2023 and 2024 were $2,251 and $458, respectively.

During the three months ended March 31, 2023 and 2024, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were recoverable. There was no impairment expense recorded in the three months ended March 31, 2023 and 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and March 31, 2024, the limits available were $23,302 and $23,248, respectively, of which $9,336 and $9,277, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA., Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l., wholly-owned subsidiaries of the Company (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2023 and March 31, 2024. As of December 31, 2023 and March 31, 2024, a total of $11,627 and $51,532, respectively, was utilized, of which $10,000 and $50,000, respectively, constituted funded drawdown and $1,627 and $1,532, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2023 and March 31, 2024, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

11. Long-term debt

In December 2022, the Company amended its existing credit facility under its amended and restated credit agreement entered into in August 2018 and entered into the 2022 Credit Agreement, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility. The 2022 Credit Agreement is guaranteed by the Company and certain of its subsidiaries. The obligations under the 2022 Credit Agreement are unsecured.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of March 31, 2024, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

As of December 31, 2023 and March 31, 2024, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,258 and $1,170, was $508,867 and $495,705, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of March 31, 2024 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of March 31, 2024, net of debt amortization expense, is as follows:

Year ending	Amount
2024	19,616
2025	26,173
2026	26,192
2027	423,724
Total	$495,705

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2023 and March 31, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $536 and $391, was $399,464 and $399,609, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes,” and together with the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and March 31, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,369 and $1,219, respectively, was $348,631 and $348,781, respectively, which is payable on April 10, 2026.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2024, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2023	As of March 31, 2024
Credit facility, net of amortization expenses	$508,867	$495,705
3.375% 2019 Senior Notes, net of debt amortization expenses	399,464	399,609
1.750% 2021 Senior Notes, net of debt amortization expenses	348,631	$348,781
Total	$1,256,962	$1,244,095
Current portion	432,242	425,768
Non-current portion	824,720	818,327
Total	$1,256,962	$1,244,095

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2023	As of March 31, 2024
Accrued expenses	$165,378	$158,231
Accrued employee cost	322,601	141,332
Statutory liabilities	76,022	101,890
Retirement benefits	2,386	1,896
Compensated absences	29,779	32,216
Derivative instruments (Note 5)	8,109	4,574
Contract liabilities (Note 19)	112,435	111,802
Finance leases liability	10,837	9,158
Other liabilities	31,633	34,251
	$759,180	$595,350

13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2023	As of March 31, 2024
Accrued employee cost	$3,329	$2,702
Retirement benefits	13,947	19,126
Compensated absences	50,214	50,627
Derivative instruments (Note 5)	9,254	5,737
Contract liabilities (Note 19)	59,393	63,585
Finance leases liability	6,874	5,928
Others	91,937	98,525
	$234,948	$246,230

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
Net defined benefit plan costs for the three months ended March 31, 2023 and 2024 include the following components:

	Three months ended March 31,
	2023	2024
Service costs	$3,760	$4,303
Interest costs	1,736	2,018
Amortization of actuarial loss	167	62
Expected return on plan assets	(1,261)	(1,362)
Net defined benefit plan costs	$4,402	$5,021

Defined contribution plans
During the three months ended March 31, 2023 and 2024, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2023	2024
India	$11,151	$12,844
U.S.	5,457	6,096
U.K.	5,960	5,935
China	6,851	7,340
Other Regions	5,261	4,394
Total	$34,680	$36,609

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

The liability for the deferred compensation plan was $51,354 and $54,519 as of December 31, 2023 and March 31, 2024, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $51,983 and $55,559 as of December 31, 2023 and March 31, 2024, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2023 and 2024, the change in the fair value of Plan assets was $2,386 and $3,208, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $2,343 and $3,164, respectively, which is included in “selling, general and administrative expenses.”

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
On May 9, 2017, the Company’s shareholders approved the adoption of the 2017 Omnibus Plan, pursuant to which 15,000,000 Company common shares are available for issuance. The 2017 Omnibus Plan was amended and restated on April 5, 2019 and April 5, 2022 to increase the number of common shares authorized for issuance by 8,000,000 shares to 23,000,000 shares and by 3,500,000 shares to 26,500,000 shares, respectively. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the date of the Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.
Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2023 and March 31, 2024 were $19,341 and $8,819, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
No options were granted in the three months ended March 31, 2023 and 2024.
A summary of stock option activity during the three months ended March 31, 2024 is set out below:

	Three Months Ended March 31, 2024
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	5,998,148	35.77	5.5	—
Granted	—	—	—	—
Forfeited	(205,251)	45.16	—	—
Expired	—	—	—	—
Exercised	(135,051)	29.11	—	519
Outstanding as of March 31, 2024	5,657,846	35.59	5.2	12,471
Vested as of March 31, 2024 and expected to vest thereafter (Note a)	5,502,879	35.28	5.2	12,471
Vested and exercisable as of March 31, 2024	4,377,654	32.28	4.7	12,471
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2024, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $7,605, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2024 is set out below:

	Three Months Ended March 31, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,036,616	42.87
Granted	1,493,235	33.90
Vested (Note a)	(314,504)	43.12
Forfeited	(56,191)	43.27
Outstanding as of March 31, 2024	2,159,156	36.62
Expected to vest (Note b)	1,910,656

(a)314,504 RSUs vested during the three months ended March 31, 2024 in respect of which 200,833 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2024.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.
9,103 RSUs vested in the year ended December 31, 2023, in respect of which 4,983 shares were issued during the three months ended March 31, 2024 after withholding shares to the extent of minimum statutory withholding taxes.
46,358 RSUs vested in the year ended December 31, 2022, in respect of which 45,922 shares were issued during the three months ended March 31, 2024 after withholding shares to the extent of minimum statutory withholding taxes.

As of March 31, 2024, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $65,037, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

For the PUs granted annually beginning in 2023, the performance period of the awards has been increased to three years from one year. The number of PUs that will ultimately vest under the 2023 awards will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its TSR relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.

The grant date fair value for PUs granted beginning in 2023 is determined using a Monte Carlo simulation model. This model simulates a range of possible future share prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:

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

The fair value of each 2024 PU granted to employees was estimated on the date of grant using the following valuation assumptions:

Three months ended March 31, 2024
Dividend yield	1.81%
Expected life (years)	2.80
Risk-free rate for expected life	4.37%
Volatility for expected life	24.24%

A summary of PU activity during the three months ended March 31, 2024 is set out below:

	Three Months Ended March 31, 2024
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2024	3,649,599	44.32	4,977,057
Granted	1,169,617	32.22	2,807,081
Vested (Note a)	(1,362,776)	44.13	(1,362,776)
Forfeited	(154,151)	44.39	(257,022)
Outstanding as of March 31, 2024	3,302,289	40.11	6,164,340
Expected to vest (Note b)	3,324,581

(a)1,362,776 PUs vested during the three months ended March 31, 2024, in respect of which 869,713 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2024.
(b) The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2024, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $82,072, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.

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

During the three months ended March 31, 2023 and 2024, 72,645 and 93,659 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2023 and 2024 was $363 and $362, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

16. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,250,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2023 and 2024, the Company repurchased 630,605 and 864,925 of its common shares, respectively, on the open market at a weighted average price of $47.57 and $34.67 per share, respectively, for an aggregate cash amount of $30,000 and $29,985, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2023 and 2024, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $13 and $17, respectively.

$369,560 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2024. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Capital stock (Continued)

Dividend
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

On February 8, 2024, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing a planned annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492 in the aggregate, to shareholders of record as of March 11, 2024.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,860,417 and 2,781,086 for the three months ended March 31, 2023 and 2024, respectively.

	Three months ended March 31,
	2023	2024
Net income	$106,101	$116,947
Weighted average number of common shares used in computing basic earnings per common share	183,795,404	180,416,537
Dilutive effect of stock-based awards	3,790,873	1,521,018
Weighted average number of common shares used in computing dilutive earnings per common share	187,586,277	181,937,555
Earnings per common share
Basic	$0.58	$0.65
Diluted	$0.57	$0.64

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
The Company disaggregates its revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the three months ended March 31, 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three months ended March 31, 2023 to present comparable information. See Note 19 for additional information.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	$140,026	$158,461	$298,487	$45,577
Consumer and Healthcare	181,922	203,695	385,617	56,331
High Tech and Manufacturing	188,005	217,210	405,215	64,291
Net revenues	$509,953	$579,366	$1,089,319
Business held for sale (refer to Note (a) below and Note 7)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 7)			$1,088,829
Others				11,592
Total AOI				$178,992
Stock-based compensation				(19,704)
Amortization and impairment of acquired intangible assets (other than included above)				(8,143)
Foreign exchange gains (losses), net				(1,040)
Interest income (expense), net				(9,627)
Business held for sale (refer to Note (a) below and Note 8)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 7)				(802)
Income tax expense				(32,374)
Net income				$106,101
(a) During the second quarter of 2022, the Company's management approved a plan to divest a business that comprised part of the Company's Consumer and Healthcare segment. The revenues and associated losses, including an impairment charge recorded in the quarter ended March 31, 2023, attributable to this business have been excluded from the computation of adjusted operating income margin with effect from April 1, 2022, as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	$141,786	$164,682	$306,468	$47,003
Consumer and Healthcare	186,198	217,175	403,373	66,796
High Tech and Manufacturing	195,851	225,545	421,396	69,046
Net revenues	$523,835	$607,402	$1,131,237
Others				(966)
Total AOI				$181,879
Stock-based compensation				(9,181)
Amortization and impairment of acquired intangible assets (other than included above)				(6,925)
Foreign exchange gains (losses), net				837
Interest income (expense), net				(10,242)
Income tax (expense)/benefit				(39,421)
Net income				$116,947

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues

Disaggregation of revenue

The Company disaggregates its revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided.

The Company's Digital Operations services embed digital, advanced analytics and cloud-based offerings into its business process outsourcing solutions where the Company transforms and runs its clients’ operations, with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and help them focus on high-value work to better compete in their industries. The Company's Digital Operations solutions also include certain IT support services for legacy applications, including end user computing support and infrastructure production support.

The Company's Data-Tech-AI services focus on designing and building solutions that harness the power of technology, data and advanced analytics, AI, and cloud-based software-as-a-service offerings to help transform the Company's clients’ businesses and operations. These services are advisory, implementation and execution in nature. The Company provides consultative advice to clients as well as technology engineering support and migration and optimization of client’s data and technology enterprise infrastructures. Using human-centric design, the Company helps clients build new products and services, creates digital workspaces, and drives customer, client, employee and partner engagement.

During the three months ended March 31, 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three months ended March 31, 2023 to present comparable information.

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended March 31,
	2023	2024
Data-Tech-AI	$509,953	$523,835
Digital Operations	579,366	607,402
Net revenues	$1,089,319	$1,131,237
All three of the Company's segments include revenue from both Data-Tech-AI and Digital Operations services. See Note 18 for additional information.
Contract balances
Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. Refer to Note 3 for details on the Company’s accounts receivable and allowance for credit losses.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table shows the details of the Company’s contract balances:

	As of December 31, 2023	As of March 31, 2024
Contract assets (Note a)	$33,370	$39,355
Contract liabilities (Note b)
Deferred transition revenue	$116,577	$121,812
Advance from customers	$55,251	$53,575

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

Changes in the Company’s contract asset and liability balances during the three months ended March 31, 2023 and 2024 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended March 31, 2023 and 2024 that was included in the Company's contract liabilities balance at the beginning of the period was $71,504 and $51,569, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2024:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$175,387	$111,802	$52,066	$11,131	$388

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31,
	2023		2024
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$34,805	$181,865	$41,964	$160,579
Closing balance	36,231	166,315	40,194	164,724
Amortization	7,074	23,980	6,945	17,322

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended March 31,
	2023	2024
Loss on the sale of business classified as held for sale (refer to Note 7)	802	—
Other operating (income) expense*	(413)	(5,466)
Other operating (income) expense, net	$389	$(5,466)

*See Note 7 for additional information about other operating (income) expense, net for the three months ended March 31, 2024.
21. Interest income (expense), net

	Three months ended March 31,
	2023	2024
Interest income	$4,926	$6,392
Interest expense	(14,553)	(16,634)
Interest income (expense), net	$(9,627)	$(10,242)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 25.2% for the three months ended March 31, 2024, up from 23.4% for the three months ended March 31, 2023. The increase in the Company’s ETR is primarily driven by lower tax deductions related to stock-based compensation in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the three months ended March 31, 2024:

Three months ended March 31, 2024
Opening balance at January 1	$19,236
Decrease related to settlements with taxing authorities	(342)
Effect of exchange rate changes	(42)
Closing balance at March 31	$18,852

As of December 31, 2023 and March 31, 2024, the Company had unrecognized tax benefits amounting to $19,236 and $18,852, respectively, which, if recognized, would impact the Company’s ETR.

As of December 31, 2023 and March 31, 2024, the Company had accrued $3,312 and $3,209, respectively, in interest and $499 and $501, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2023 and the three months ended March 31, 2024, the Company recognized approximately $220 and $(87), respectively, in interest related to income taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Commitments and contingencies

 Capital commitments

As of December 31, 2023 and March 31, 2024, the Company has committed to spend $15,982 and $40,033, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,963 and $10,809 as of December 31, 2023 and March 31, 2024, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

(a) In February 2019, there was a judicial pronouncement in India with respect to defined contribution benefit payments interpreting certain statutory defined contribution obligations of employees and employers. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past periods for certain of its India-based employees. Due to a lack of interpretive guidance and based on legal advice the Company has obtained on the matter, it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company will await further clarity to evaluate the amount of a potential provision, if any.

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $110,987, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA have filed an appeal challenging this most recent decision of the Tribunal before the Delhi High Court. The Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of March 31, 2024.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Subsequent events
Dividend
On May 2, 2024, the Company announced that its Board of Directors has declared a dividend for the second quarter of 2024 of $0.1525 per common share, which is payable on June 26, 2024 to shareholders of record as of the close of business on June 10, 2024. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•technological innovation; and
•further unionization of any of our employees.

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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. In the first quarter of 2024, continued economic and geopolitical uncertainty in many markets around the world, including with respect to monetary policy and slowing global economic growth, impacted our business and may continue to impact our business in the future.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response, including the imposition of sanctions, as well as the ongoing conflict between Hamas and Israel, have contributed to and may continue to exacerbate supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have operations in Russia or Ukraine, it is difficult to anticipate the future impacts of the Russia-Ukraine conflict on our business or our clients’ businesses. We have limited operations in Israel and continue to closely monitor the situation there. To date, we do not believe the conflicts between Russia and Ukraine and Hamas and Israel, or the economic or political impacts of these conflicts, have had a material impact on our business, financial position or operations, but we plan to continue to monitor both conflicts.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 131,000 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2024, we recorded net revenues of $1,131.2 million, of which $523.8 million, or 46.3%, was from Data-Tech-AI services, with the remaining $607.4 million, or 53.7%, from Digital Operations services.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2023 and 2024.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,		Three months ended March 31,
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI1	$510.0	$523.8	2.7%
Digital Operations[1]	579.4	607.4	4.8%
Net revenues	$1,089.3	$1,131.2	3.8%
Cost of revenue	719.1	734.8	2.2%
Gross profit	370.2	396.5	7.1%
Gross profit margin	34.0%	35.0%
Operating expenses
Selling, general and administrative expenses	216.5	235.0	8.6%
Amortization of acquired intangible assets	8.3	6.9	(16.1)%
Other operating (income) expense, net	0.4	(5.5)	NM*
Income from operations	145.1	160.0	10.3%
Income from operations as a percentage of net revenues	13.3%	14.1%
Foreign exchange gains (losses), net	(1.0)	0.8	(180.5)%
Interest income (expense), net	(9.6)	(10.2)	6.4%
Other income (expense), net	4.0	5.8	43.6%
Income before income tax expense	138.5	156.4	12.9%
Income tax expense	32.4	39.4	21.8%
Net income	$106.1	$116.9	10.2%
Net income as a percentage of net revenues	9.7%	10.3%
*Not Meaningful

1 We disaggregate our revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, we realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, we have updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the first quarter of 2023 to present comparable information. For additional information, see Note 19—“Net revenues” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net revenues. Our net revenues were $1,131.2 million in the first quarter of 2024, up $41.9 million, or 3.8%, from $1,089.3 million in the first quarter of 2023.

Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, Chinese yuan and the South African rand against the U.S. dollar, our net revenues grew 4.3% in the first quarter of 2024 compared to the first quarter of 2023 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 9.7% to approximately 130,500 in the first quarter of 2024 from approximately 119,000 in the first quarter of 2023.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI	$510.0	$523.8	2.7%
Digital Operations	579.4	607.4	4.8%
Net revenues	$1,089.3	$1,131.2	3.8%

Net revenues from Data-Tech-AI services in the first quarter of 2024 were $523.8 million, up $13.8 million, or 2.7%, from $510.0 million in the first quarter of 2023. This increase was largely driven by an increase in revenue from our data and analytics solutions embedded in our finance and accounting, supply chain and risk management services in the first quarter of 2024 compared to the first quarter of 2023.

Net revenues from Digital Operations services in the first quarter of 2024 were $607.4 million, up $28.0 million, or 4.8%, from $579.4 million in the first quarter of 2023, primarily due to ramp-ups from certain new large deals signed in 2023.
Revenues by segment were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$298.5	$306.5	2.7%
Consumer and Healthcare	385.6	403.4	4.6%
High Tech and Manufacturing	405.2	421.4	4.0%
Net revenues	1,089.3	1,131.2	3.8%
Business held for sale	(0.5)	—	NM*
Net revenues (excluding business held for sale)	$1,088.8	$1,131.2	3.9%
*Not Meaningful

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 2.7% in the first quarter of 2024 compared to the first quarter of 2023, largely due to large deal ramp-ups and growth in our financial crimes services, partially offset by a reduction in discretionary spending on technology services by existing clients in the first quarter of 2024 compared to the first quarter of 2023. Net revenues from our Consumer and Healthcare segment increased by 4.6% in the first quarter of 2024 compared to the first quarter of 2023, largely driven by ramp-ups of client deals signed in 2023 and an increase in supply chain engagements in the first quarter of 2024 compared to the first quarter of 2023. Net revenues from our High Tech and Manufacturing segment increased by 4.0% in the first quarter of 2024 compared to the first quarter of 2023, largely driven by ramp-ups of recently signed client deals, partially offset by the impact of a reduction in deal scope for a large client in 2023. Net revenues from "Business held for sale" in the table above represents revenues from the business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of strategic actions we took in 2022 to focus our business on the areas where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 7 “Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $734.8 million in the first quarter of 2024, up $15.7 million, or 2.2%, from $719.1 million in the first quarter of 2023. The increase in cost of revenue in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation and (iii) higher infrastructure costs in the first quarter of 2024 compared to the first quarter of 2023. This increase was partially offset by lower consulting expenses, lower severance and travel related expenses, a decrease in depreciation and amortization expense, and lower stock-based compensation expense in the first quarter of 2024 compared to the first quarter of 2023.

Gross margin. Our gross margin increased from 34.0% in the first quarter of 2023 to 35.0% in the first quarter of 2024. The increase in gross margin was primarily due to lower upfront investments made in the first quarter of 2024 compared to the first quarter of 2023 to support large deal wins and lower severance and travel related expenses in the first quarter of 2024 compared to the first quarter of 2023. This increase was partially offset by wage inflation in the first quarter of 2024 compared to the first quarter of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues increased from 19.9% in the first quarter of 2023 to 20.8% in the first quarter of 2024. SG&A expenses were $235.0 million in the first quarter of 2024, up $18.5 million, or 8.6%, from $216.5 million in the first quarter of 2023. The increase in SG&A expenses was primarily due to increased investments in our sales and marketing teams to support growth, an increase in travel related expenses and an increase in allowances for credit losses during the first quarter of 2024 compared to the first quarter of 2023. This increase was partially offset by lower stock-based compensation expense in the first quarter of 2024 than in the first quarter of 2023.

Amortization of acquired intangibles. Amortization of acquired intangibles was $6.9 million in the first quarter of 2024, down $1.3 million, or 16.1%, from $8.3 million in the first quarter of 2023. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.

Other operating (income) expense, net. Other operating income (net of expense) was $5.5 million in the first quarter of 2024, compared to other operating expense (net of income) of $0.4 million in the first quarter of 2023. The change in other operating income/expense was primarily due to the receipt of $1.5 million upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability during the first quarter of 2024. We recorded a loss of $0.8 million in the first quarter of 2023 on the sale of a business previously classified as held for sale. For additional information, see Note 20—"Other operating (income) expense, net" and Note 7—“Assets and liabilities held for sale” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 13.3% in the first quarter of 2023 to 14.1% in the first quarter of 2024. Income from operations increased by $14.9 million from $145.1 million in the first quarter of 2023 to $160.0 million in the first quarter of 2024, primarily due to a higher gross margin and higher other operating (income) expense, net, partially offset by higher selling, general and administrative expenses in the first quarter of 2024 compared to the first quarter of 2023.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $0.8 million in the first quarter of 2024 compared to a net foreign exchange loss of $1.0 million in the first quarter of 2023. The gain in the first quarter of 2024 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar and the loss in the first quarter of 2023 resulted primarily from the appreciation of the Costa Rican colon against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $10.2 million in the first quarter of 2024, up $0.6 million from $9.6 million in the first quarter of 2023, primarily due to a $2.1 million increase in interest expense, largely offset by a $1.5 million increase in interest income. Our interest income increased from $4.9 million in the first quarter of 2023 to $6.4 million in the first quarter of 2024, primarily due to higher interest rates on deposits in the first quarter of 2024 compared to the first quarter of 2023. The increase in interest expense was largely due to a higher average benchmark-based rate on our revolving credit facility and term loan as well as lower gains on interest rate swaps entered into to hedge interest rate exposure on our term loan, partially offset by lower drawdown of our revolving credit facility in the first quarter of 2024 compared to the first quarter of 2023, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.3% in the first quarter of 2023 to 4.2% in the first quarter of 2024.
Other income (expense), net. Our other income (net of expense) was $5.8 million in the first quarter of 2024 compared to other income (net of expense) of $4.0 million in the first quarter of 2023. This change was primarily due to a larger gain on changes in the fair value of assets in our deferred compensation plan in the first quarter of 2024 compared to the first quarter of 2023.
Income tax expense. Our income tax expense was $39.4 million in the first quarter of 2024, up from $32.4 million in the first quarter of 2023, representing an effective tax rate (“ETR”) of 25.2% in the first quarter of 2024, up from 23.4% in the first quarter of 2023. The increase in our ETR in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by lower tax deductions on stock-based compensation expense.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.3% in the first quarter of 2024, up from 9.7% in the first quarter of 2023. Net income increased from $106.1 million in the first quarter of 2023 to $116.9 million in the first quarter of 2024, primarily due to higher income from operations, partially offset by higher income tax expense in the first quarter of 2024 compared to the first quarter of 2023.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $2.9 million from $179.0 million in the first quarter of 2023 to $181.9 million in the first quarter of 2024. Our AOI margin decreased from 16.4% in the first quarter of 2023 to 16.1% in the first quarter of 2024, largely due to increased investment in support functions to support growth and an increase in allowances for credit losses in the first quarter of 2024 compared to the first quarter of 2023.
AOI and AOI margin are non-GAAP measures and are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI together with our reported results can provide useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations. A limitation of using AOI versus net income calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles. We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange (gains)/losses, (iv) any loss or gain from businesses held for sale, (v) interest (income) expense, and (vi) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by total revenue, excluding revenue from the business previously classified as held for sale. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, management approved a plan to divest a business (the "Business") that was a part of our Consumer and Healthcare segment, which divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of the Business as held for sale and recorded net revenues of $0.5 million and a loss of $1.2 million for the first quarter of 2023. The sale of the Business was completed in the first quarter of 2023. Accordingly, there was no revenue or operating loss in the first quarter of 2024 from the Business. We also recorded a loss of $0.8 million in the first quarter of 2023 on the sale of the Business. For additional information, see Note 7— "Assets and liabilities held for sale" and Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2023 and 2024:

	Three months ended March 31,
	2023	2024
	(dollars in millions)
Net income	$106.1	$116.9
Foreign exchange (gains) losses, net	1.0	(0.8)
Interest (income) expense, net	9.6	10.2
Income tax expense	32.4	39.4
Stock-based compensation	19.7	9.2
Amortization and impairment of acquired intangible assets	8.1	6.9
Loss on the sale of the business classified as held for sale	0.8	—
Operating loss from the business classified as held for sale	1.2	—
Adjusted income from operations	$179.0	$181.9

The following table sets forth our AOI by segment for the three months ended March 31, 2023 and 2024:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$45.6	$47.0	3.1%
Consumer and Healthcare	56.3	66.8	18.6%
High Tech and Manufacturing	64.3	69.0	7.4%
Total reportable segment	166.2	182.8	10.0%
Others	11.6	(1.0)	NM*
Total	177.8	181.9	2.3%
Operating loss from the business classified as held for sale	1.2	—	NM*
Adjusted income from operations	179.0	181.9	1.6%
*Not Meaningful

AOI of our Financial Services segment increased to $47.0 million in the first quarter of 2024 from $45.6 million in the first quarter of 2023, primarily due to higher revenues in the first quarter of 2024 compared to the first quarter of 2023. AOI of our Consumer and Healthcare segment increased to $66.8 million in the first quarter of 2024 from $56.3 million in the first quarter of 2023, largely due to higher revenues and improved efficiencies in the first quarter of 2024 compared to the first quarter of 2023. AOI of our High Tech and Manufacturing segment increased to $69.0 million in the first quarter of 2024 from $64.3 million in the first quarter of 2023, primarily driven by higher revenue and the reduction in scope of a low margin priority account in the first quarter of 2024 compared to the first quarter of 2023.

AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Business held for sale" in the table above primarily represents the loss attributable to a business previously classified as held for sale. See Note 7—“Assets and liabilities held for sale” and Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2023 and March 31, 2024 is presented below:

	As of December 31, 2023	As of March 31, 2024	Percentage Change Increase/(Decrease)
	(dollars in millions)		2024 vs. 2023
Cash and cash equivalents	$583.7	$478.4	(18.0)%
Short-term borrowings	10.0	50.0	400.0%
Current portion of long-term debt	432.2	425.8	(1.5)%
Long-term debt, less current portion	824.7	818.3	(0.8)%
Total equity	$2,248.4	$2,298.4	2.2%

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

On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing a planned annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024, we paid a dividend of $0.1525 per share, amounting to $27.5 million in the aggregate, to shareholders of record as of March 11, 2024.

As of March 31, 2024, $476.2 million of our $478.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $128.0 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $92.3 million of retained earnings. $245.0 million of the cash and cash equivalents was held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $103.2 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $369.6 million remained available as of March 31, 2024. Since our share repurchase program was initially authorized in 2015, we have repurchased 59,043,000 of our common shares at an average price of $31.85 per share, for an aggregate purchase price of $1,880.4 million.

During the three months ended March 31, 2023 and 2024, we repurchased 630,605 and 864,925 of our common shares, respectively, on the open market at a weighted average price of $47.57 and $34.67 per share for an aggregate cash amount of $30.0 million and $30.0 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Net cash used for:
Operating activities	$(34.1)	$(25.6)	25.0%
Investing activities	(33.6)	(24.7)	(26.5)%
Financing activities	(41.2)	(48.2)	16.9%
Net decrease in cash and cash equivalents	$(108.9)	$(98.4)	(9.6)%

Cash flows used for operating activities.  Net cash used for operating activities was $25.6 million in the three months ended March 31, 2024 compared to $34.1 million in the three months ended March 31, 2023. This decrease in cash used for operating activities is primarily due to a $10.8 million increase in net income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was partially offset by (i) a $1.6 million increase in operating assets and liabilities driven by higher investments in accounts receivable and higher bonus payments in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, partially offset by higher refunds of Indian Goods and Services Tax payments in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and (ii) a $0.7 million reduction in non-cash expense, primarily due to lower stock-based compensation expense, a decrease in depreciation and amortization and a higher unrealized gain on the revaluation of foreign currency assets/liabilities, largely offset by an increase in deferred tax expense in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Cash flows used for investing activities. Our net cash used for investing activities was $24.7 million in the three months ended March 31, 2024 compared to $33.6 million in the three months ended March 31, 2023. Cash used for the business previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the three months ended March 31, 2023, while no corresponding payments were made in the three months ended March 31, 2024. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and acquired/internally generated intangible assets was $11.3 million higher in the three months ended March 31, 2024 than in the three months ended March 31, 2023.

Cash flows used for financing activities. Our net cash used for financing activities was $48.2 million in the three months ended March 31, 2024 compared to $41.2 million in the three months ended March 31, 2023. This increase was primarily due to (i) a decrease in proceeds from the issuance of common shares under our stock-based compensation plans to $6.8 million in the three months ended March 31, 2024 from $15.9 million in the three months ended March 31, 2023, (ii) higher dividend payments, amounting to $27.5 million in the three months ended March 31, 2024 compared to $25.3 million in the three months ended March 31, 2023, and (iii) higher payments for the net settlement of stock-based awards, amounting to $20.8 million in the three months ended March 31, 2024 compared to $18.2 million in the three months ended March 31, 2023. This increase in cash used for financing activities was partially offset by (i) a payment of earn-out consideration amounting to $2.4 million in the three months ended March 31, 2023 with no corresponding payment in the three months ended March 31, 2024 and (ii) higher proceeds from borrowings (net of repayment), amounting to $26.8 million in the three months ended March 31, 2024 compared to $22.4 million in the three months ended March 31, 2023.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the three months ended March 31, 2024 we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2023 and March 31, 2024, our outstanding term loan, net of debt amortization expense of $1.3 million and $1.2 million, respectively, was $508.9 million and $495.7 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and March 31, 2024, the limits available under such facilities were $23.3 million and $23.2 million, respectively, of which $9.3 million and $9.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2023 and March 31, 2024, a total of $11.6 million and $51.5 million, respectively, of our revolving credit facility was utilized, of which $10.0 million and $50.0 million, respectively, constituted funded drawdown and $1.6 million and $1.5 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2024, we were party to interest rate swaps covering a total notional amount of $146.3 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2023 and March 31, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $0.5 million and $0.4 million, was $399.5 million and $399.6 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2023 and March 31, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1.4 million and $1.2 million, respectively, was $348.6 million and $348.8 million, respectively, which is payable on April 10, 2026.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2023 and March 31, 2024, we had a revolving accounts receivable-based facility of $75.0 million and $75.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2023 and March 31, 2024 was $51.4 million and $55.9 million, respectively. The principal amount outstanding against this facility as of December 31, 2023 and March 31, 2024 was $51.3 million and $55.9 million, respectively. The cost of factoring accounts receivable sold under this facility during the three months ended March 31, 2023 and 2024 was $0.5 million and $0.7 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $324.4 million and $47.4 million during the period ended December 31, 2023 and March 31, 2024, respectively, which also represents the maximum utilization under these arrangements in each such year. The cost of factoring such accounts receivable during the three months ended March 31, 2023 and 2024 was $1.4 million and $1.2 million, respectively.
For additional information, see Note 3—“Accounts receivable, net of allowance for credit losses” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 5— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information

As of December 31, 2023 and March 31, 2024, we have purchase commitments, net of capital advances, of $16.0 million and $40.0 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of December 31, 2023 and March 31, 2024, we have operating and finance lease commitments of $287.5 million and $302.5 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes. As of March 31, 2024, the outstanding balance for the 2019 Senior Notes and the 2021 Senior Notes (collectively, the "Senior Notes") was $399.6 million and $348.8 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2023	Three months ended March 31, 2024
	(dollars in millions)
Net revenues	$298.1	$72.0
Gross profit	298.1	72.0
Net income	382.4	33.5

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2023	Three months ended March 31, 2024
	(dollars in millions)
Royalty income	$0.7	$—
Revenue from services	297.4	72.0
Interest income (expense), net	52.1	(4.2)
Other income /(expense), net	4.5	0.6

Summarized Balance Sheets	As of December 31, 2023	As of March 31, 2024
	(dollars in millions)
Assets
Current assets	$2,193.4	$2,307.4
Non-current assets	1,045.4	1,022.3

Liabilities
Current liabilities	$5,121.3	$5,218.4
Non-current liabilities	904.7	896.1

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2023	As of March 31, 2024
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$114.4	$135.7
Loans receivable	1,433.1	1,430.4
Others	594.8	688.9

Non-current assets
Others	69.5	47.3

Liabilities
Current liabilities
Loans payable	$3,559.7	$3,536.1
Others	1,117.8	1,189.8

Non-Current liabilities
Loans payable	$75.0	$75.0

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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2(m)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

We executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2024 was $0.3 million.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as the other information that appears elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2024	—	—	—	399,544,868
February 1-February 29, 2024	221,569	36.14	221,569	391,537,110
March 1-March 31, 2024	643,356	34.16	643,356	369,559,828
Total	864,925	34.67	864,925
In February 2023, our board of directors authorized a $500 million increase to our existing share repurchase program, bringing the total authorization under this program to $2.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 16—“Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

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

10.1*†	Form of 2024 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.2*†	Form of 2024 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

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
Date: May 10, 2024
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer