Form 10-Q
period 2024-06-30
Genpact LTD
filed 2024-08-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2024
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
Yes ☐ No ☒
As of August 2, 2024, there were 178,177,581 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2023	As of June 30, 2024
Assets
Current assets
Cash and cash equivalents		$583,670	$914,171
Accounts receivable, net of allowance for credit losses of $18,278 and $16,833 as of December 31, 2023 and June 30, 2024, respectively	3	1,116,273	1,159,787
Prepaid expenses and other current assets	6	191,566	192,123
Total current assets		$1,891,509	$2,266,081

Property, plant and equipment, net	8	189,803	199,533
Operating lease right-of-use assets		186,167	194,624
Deferred tax assets	22	298,921	276,981
Intangible assets, net	9	53,028	39,841
Goodwill	9	1,683,782	1,677,866
Contract cost assets	19	202,543	203,402
Other assets, net of allowance for credit losses of $4,096 and $5,512 as of December 31, 2023 and June 30, 2024, respectively		299,960	319,937
Total assets		$4,805,713	$5,178,265

Liabilities and equity
Current liabilities
Short-term borrowings	10	$10,000	$—
Current portion of long-term debt	11	432,242	425,918
Accounts payable		27,739	28,430
Income taxes payable	22	38,458	43,779
Accrued expenses and other current liabilities	12	759,180	653,676
Operating leases liability		50,313	45,879
Total current liabilities		$1,317,932	$1,197,682

Long-term debt, less current portion	11	824,720	1,207,610
Operating leases liability		168,015	175,693
Deferred tax liabilities	22	11,706	10,118
Other liabilities	13	234,948	249,403
Total liabilities		$2,557,321	$2,840,506

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 179,494,132 and 178,177,581 issued and outstanding as of December 31, 2023 and June 30, 2024, respectively		1,789	1,776
Additional paid-in capital		1,883,944	1,900,015
Retained earnings		1,085,209	1,176,459
Accumulated other comprehensive income (loss)		(722,550)	(740,491)
Total equity		$2,248,392	$2,337,759
Commitments and contingencies	23
Total liabilities and equity		$4,805,713	$5,178,265

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2023	2024	2023	2024
Net revenues	19	$1,105,524	$1,176,212	$2,194,843	$2,307,449
Cost of revenue		715,484	759,834	1,434,562	1,494,593
Gross profit		$390,040	$416,378	$760,281	$812,856
Operating expenses:
Selling, general and administrative expenses		229,426	239,642	445,911	474,673
Amortization of acquired intangible assets	9	8,257	6,558	16,512	13,485
Other operating (income) expense, net	20	(4,963)	(73)	(4,574)	(5,539)
Income from operations		$157,320	$170,251	$302,432	$330,237
Foreign exchange gains (losses), net		1,763	2,454	723	3,291
Interest income (expense), net	21	(12,138)	(13,538)	(21,765)	(23,780)
Other income (expense), net		3,425	3,250	7,455	9,037
Income before income tax expense		$150,370	$162,417	$288,845	$318,785
Income tax expense	22	34,118	40,427	66,492	79,848
Net income		$116,252	$121,990	$222,353	$238,937
Earnings per common share	17
Basic		$0.63	$0.68	$1.21	$1.33
Diluted		$0.63	$0.67	$1.19	$1.32
Weighted average number of common shares used in computing earnings per common share	17
Basic		183,230,252	179,651,702	183,512,828	180,034,120
Diluted		185,825,117	180,912,267	186,705,697	181,424,912

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Net income	$116,252	$121,990	$222,353	$238,937
Other comprehensive income:
Currency translation adjustments	(7,886)	(8,485)	9,108	(24,460)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 5)	8,549	(4,638)	21,640	6,773
Retirement benefits (expense), net of taxes	128	(174)	1,045	(254)
Other comprehensive income (loss)	791	(13,297)	31,793	(17,941)
Comprehensive income	$117,043	$108,693	$254,146	$220,996

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2023	183,729,110	$1,831	$1,794,779	$830,846	$(702,123)	$1,925,333
Issuance of common shares on exercise of options (Note 15)	645,000	7	12,627	—	—	12,634
Issuance of common shares under the employee stock purchase plan (Note 15)	101,828	1	3,369	—	—	3,370
Net settlement on vesting of restricted share units (Note 15)	38,213	—	(1,144)	—	—	(1,144)
Net settlement on vesting of performance units (Note 15)	1,432	—	(38)	—	—	(38)
Stock repurchased and retired (Note 16)	(3,197,479)	(32)	—	(120,439)	—	(120,471)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(664)	—	(664)
Stock-based compensation expense (Note 15)	—	—	21,832	—	—	21,832
Comprehensive income (loss):
Net income (loss)	—	—	—	116,252	—	116,252
Other comprehensive income (loss)	—	—	—	—	791	791
Dividend ($0.1375 per common share, Note 16)	—	—	—	(25,031)	—	(25,031)
Balance as of June 30, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 15)	1,287,280	13	25,424	—	—	25,437
Issuance of common shares under the employee stock purchase plan (Note 15)	174,473	2	6,489	—	—	6,491
Net settlement on vesting of restricted share units (Note 15)	347,744	3	(8,430)	—	—	(8,427)
Net settlement on vesting of performance units (Note 15)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 16)	(3,828,084)	(38)	—	(150,433)	—	(150,471)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(677)	—	(677)
Stock-based compensation expense (Note 15)	—	—	41,536	—	—	41,536
Comprehensive income (loss):
Net income (loss)	—	—	—	222,353	—	222,353
Other comprehensive income (loss)	—	—	—	—	31,793	31,793
Dividend ($0.275 per common share, Note 16)	—	—	—	(50,286)	—	(50,286)
Balance as of June 30, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2024	179,979,368	$1,794	$1,879,099	$1,144,671	$(727,194)	$2,298,370
Issuance of common shares under the employee stock purchase plan (Note 15)	98,229	1	2,922	—	—	2,923
Net settlement on vesting of restricted share units (Note 15)	20,047	—	(375)	—	—	(375)
Stock repurchased and retired (Note 16)	(1,920,063)	(19)	—	(62,626)	—	(62,645)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(239)	—	(239)
Stock-based compensation expense (Note 15)	—	—	18,369	—	—	18,369
Comprehensive income (loss):
Net income (loss)	—	—	—	121,990	—	121,990
Other comprehensive income (loss)	—	—	—		(13,297)	(13,297)
Dividend ($0.1525 per common share, Note 16)	—	—	—	(27,337)		(27,337)
Balance as of June 30, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 15)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 15)	191,888	2	5,787	—	—	5,789
Net settlement on vesting of restricted share units (Note 15)	271,785	3	(4,283)	—	—	(4,280)
Net settlement on vesting of performance units (Note 15)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 16)	(2,784,988)	(28)	—	(92,602)	—	(92,630)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(256)	—	(256)
Stock-based compensation expense (Note 15)	—	—	27,550		—	27,550
Comprehensive income (loss):
Net income (loss)	—	—	—	238,937	—	238,937
Other comprehensive income (loss)	—	—	—		(17,941)	(17,941)
Dividend ($0.305 per common share, Note 16)	—	—	—	(54,829)	—	(54,829)
Balance as of June 30, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2024
Operating activities
Net income	$222,353	$238,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,845	34,542
Amortization of debt issuance costs	978	1,037
Amortization of acquired intangible assets	16,512	13,485
Loss on the sale of the business classified as held for sale (refer to Note 7)	802	—
Allowance for credit losses (refer to Note 3)	6,521	12,638
Unrealized gain on revaluation of foreign currency assets/liabilities	(2,249)	(7,214)
Stock-based compensation expense	41,536	27,550
Deferred tax (benefit) expense	(2,957)	15,873
Others, net	1,147	173
Change in operating assets and liabilities:
Increase in accounts receivable	(26,891)	(54,326)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(62,006)	(22,823)
Increase in accounts payable	5,742	997
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(150,087)	(82,850)
Increase in income taxes payable	49,136	5,694
Net cash provided by operating activities	$137,382	$183,713
Investing activities
Purchase of property, plant and equipment	(24,033)	(43,276)
Payment for internally generated intangible assets (including intangibles under development)	(1,705)	(1,260)
Proceeds from sale of property, plant and equipment	17	116
Payment for business acquisitions, net of cash acquired	(682)	—
Payment for divestiture of business	(19,510)	—
Net cash used for investing activities	$(45,913)	$(44,420)
Financing activities
Repayment of finance lease obligations	(6,856)	(5,569)
Payment of debt issuance and refinancing costs	—	(3,305)
Proceeds of long-term debt	—	400,000
Repayment of long-term debt	(13,250)	(19,875)
Proceeds from short-term borrowings	148,000	50,000
Repayment of short-term borrowings	(196,000)	(60,000)
Proceeds from issuance of common shares under stock-based compensation plans	31,928	9,720
Payment for net settlement of stock-based awards	(18,317)	(21,142)
Payment of earn-out consideration	(2,399)	—
Dividend paid	(50,286)	(54,829)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(150,548)	(92,686)
Net cash (used for) provided by financing activities	$(257,728)	$202,314
Net (decrease) increase in cash and cash equivalents	(166,259)	341,607
Effect of exchange rate changes	10,802	(11,106)
Cash and cash equivalents at the beginning of the period	646,765	583,670
Cash and cash equivalents at the end of the period	$491,308	$914,171
Supplementary information
Cash paid during the period for interest	$22,550	$30,625
Cash paid during the period for income taxes, net of refund	$66,819	$45,883
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 135,200 employees serving clients in key industry verticals from more than 35 countries.

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

(h) Cost of revenue

Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for customers, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, rent, IT expenses, contract resources with specialized skills who are directly responsible for the performance of services for clients, and other billable costs related to the Company’s clients. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.

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

The following recently released accounting standard has been adopted by the Company:

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This ASU requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted this ASU beginning January 1, 2024. The adoption of this ASU has not had a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

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

3. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2023	Six months ended June 30, 2024
Opening balance as of January 1	$20,442	$18,278
Additions (net), charged to income statement	3,081	8,222
Deductions/effect of exchange rate fluctuations	(5,245)	(9,667)
Closing balance	$18,278	$16,833

Accounts receivable were $1,134,551 and $1,176,620, and allowances for credit losses were $18,278 and $16,833, resulting in net accounts receivable balances of $1,116,273 and $1,159,787 as of December 31, 2023 and June 30, 2024, respectively.

In addition, deferred billings were $90,094 and $97,180 and allowances for credit losses on deferred billings were $4,096 and $5,512, resulting in net deferred billings balances of $85,998 and $91,668 as of December 31, 2023 and June 30, 2024, respectively.

During the three months ended June 30, 2023 and 2024, the Company recorded a charge of $147 and $1,338, respectively, and for the six months ended June 30, 2023 and 2024, a charge of $147 and $4,416, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheet as of December 31, 2023 and June 30, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Accounts receivable, net of allowance for credit losses (Continued)

The Company has a revolving accounts receivable-based facility of $75,000 as of December 31, 2023 and June 30, 2024, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the period ended December 31, 2023 and June 30, 2024 was $51,367 and $52,031, respectively. The principal amount outstanding against this facility as of December 31, 2023 and June 30, 2024 was $51,344 and $51,977, respectively. The cost of factoring such accounts receivable during the three and six months ended June 30, 2023 and 2024 was $453 and $720, respectively, and $914 and $1,426, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $324,401 during the year ended December 31, 2023, and $129,238 during the six months ended June 30, 2024, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable     during the three and six months ended June 30, 2023 and 2024 was $2,570 and $1,866, respectively, and $3,970 and $3,041, respectively.

4. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2023 and June 30, 2024:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

	As of June 30, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$30,348	$—	$30,348	$—
Deferred compensation plan assets (Note a, d)	56,992	—	—	56,992
Total	$87,340	$—	$30,348	$56,992
Liabilities
Derivative instruments (Note b, c)	19,427	—	19,427	—
Deferred compensation plan liability (Note b, e)	56,311	—	—	56,311
Total	$75,738	$—	$19,427	$56,311

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2023 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Opening balance	$—	$—	$2,517	$—
Payments made on earn-out consideration	—	—	(2,399)	—
Change in fair value of earn-out consideration (Note a)	—	—	(118)	—
Closing balance	$—	$—	$—	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2023 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Opening balance	$44,745	$55,559	$40,261	$51,983
Additions (net of redemption)	1,099	432	3,197	800
Change in fair value of deferred compensation plan assets (Note a)	2,131	1,001	4,517	4,209
Closing balance	$47,975	$56,992	$47,975	$56,992

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2023 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Opening balance	$44,095	$54,519	$39,654	$51,354
Additions (net of redemption)	1,099	800	3,197	801
Change in fair value of deferred compensation plan liabilities (Note a)	2,119	992	4,462	4,156
Closing balance	$47,313	$56,311	$47,313	$56,311

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,892,800	$2,344,000	$5,278	$15,685
United States Dollars (sell) Mexican Peso (buy)	66,000	67,500	2,129	(3,284)
United States Dollars (sell) Philippines Peso (buy)	118,500	170,900	637	(6,841)
Euro (sell) United States Dollars (buy)	222,363	189,853	(3,499)	3,924
Euro (sell) Romanian Leu (buy)	66,384	32,073	90	352
Japanese Yen (sell) Chinese Renminbi (buy)	52,562	34,224	803	5,011
United States Dollars (sell) Chinese Renminbi (buy)	40,800	22,800	(638)	(874)
Pound Sterling (sell) United States Dollars (buy)	14,915	15,082	(398)	(92)
United States Dollars (sell) Hungarian Font (buy)	32,000	22,500	809	(542)
Australian Dollars (sell) Indian Rupees (buy)	90,077	135,584	(1,914)	115
United States Dollars (sell) Polish Zloty (buy)	51,000	58,500	3,046	383
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	323	823
Israeli Shekel (buy) United States Dollars (sell)	15,000	15,000	1,175	(208)
South African Rand (sell) United States Dollars (buy)	27,000	27,000	216	(623)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	55	(363)
United States Dollars (sell) Costa Rica Colon (buy)	13,000	13,000	555	(16)
United States Dollars (sell) Canadian Dollar (buy)	—	9,000	—	(158)
Pound Sterling (buy) United States Dollar (sell)	22,300	7,431	669	153
United States Dollars (sell) Malaysian Ringgit (buy)	18,000	9,000	161	(199)
Interest rate swaps (floating to fixed)	148,125	240,625	(4,553)	(2,325)
			$4,944	$10,921

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024
Assets
Prepaid expenses and other current assets	$13,273	$16,138	$5,783	$1,877
Other assets	$3,251	$12,333	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,833	$6,486	$1,276	$2,710
Other liabilities	$9,254	$10,231	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2023 and June 30, 2024 was $368 and $288, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined below). The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2024 was $391.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2023			2024
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$9,378	$(1,998)	$7,379	$17,132	$(4,770)	$12,362
Net gains (losses) reclassified into statement of income on completion of hedged transactions	4,836	(1,214)	3,622	3,585	(1,014)	2,571
Changes in fair value of effective portion of outstanding derivatives, net	16,755	(4,584)	12,171	(1,896)	(171)	(2,067)
Gain (loss) on cash flow hedging derivatives, net	11,919	(3,370)	8,549	(5,481)	843	(4,638)
Closing balance	$21,297	$(5,368)	$15,928	$11,651	$(3,927)	$7,724

	Six months ended June 30,
	2023			2024
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(7,255)	$1,543	$(5,712)	$805	$146	$951
Net gains (losses) reclassified into statement of income on completion of hedged transactions	7,027	(1,752)	5,275	6,545	(1,772)	4,773
Changes in fair value of effective portion of outstanding derivatives, net	35,579	(8,663)	26,915	17,391	(5,845)	11,546
Gain (loss) on cash flow hedging derivatives, net	28,552	(6,911)	21,640	10,846	(4,073)	6,773
Closing balance	$21,297	$(5,368)	$15,928	$11,651	$(3,927)	$7,724

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024		2023	2024	2023	2024
Forward foreign exchange contracts	$16,510	$(1,559)	$33,885	$14,890	Revenue	$594	$521	$1,229	$912
Interest rate swaps	$245	$60	$1,694	$2,898	Cost of revenue	515	2,303	(898)	4,048
Treasury rate lock	$—	$(397)	$—	$(397)	Selling, general and administrative expenses	78	332	(113)	840
					Interest expense	3,649	429	6,809	745
	$16,755	$(1,896)	$35,579	$17,391		$4,836	$3,585	$7,027	$6,545

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2023 and 2024, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2023	2024	2023	2024
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$5,596	$(1,165)	$13,447	$(435)
		$5,596	$(1,165)	$13,447	$(435)

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
6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2023	As of June 30, 2024
Advance income and non-income taxes	$90,136	$71,807
Contract asset (Note 19)	17,454	19,102
Prepaid expenses	36,196	58,884
Derivative instruments (Note 5)	19,056	18,015
Employee advances	5,087	3,305
Deposits	4,406	1,692
Advances to suppliers	1,689	1,138
Others	17,542	18,180
Total	$191,566	$192,123

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Assets and liabilities held for sale (Continued)

Pursuant to the stock purchase agreement related to the sale of the Business, the Company was entitled to a potential earn-out of up to $10,600, contingent upon the Business signing contracts with certain clients and invoicing them during 2023. The Company determined that the likelihood of achieving these events was uncertain, and accordingly, the Company opted to record the earn-out if and when the consideration was determined to be realizable. During the year ended December 31 2023, the Company did not receive any earn-out consideration under the stock purchase agreement as the earn-out events were not achieved. Accordingly, the Company did not record any income from earn-out consideration.

Pursuant to the asset purchase agreement signed in 2022 related to the sale of the Business, the Company held a 1.5% fixed rate unsecured loan note amounting to $18,001 issued by the buyer group. The Company's obligation to transfer $18,001 to the buyer group in exchange for the note was satisfied in February 2023 upon the closing of the transaction. The note and interest thereon were to become receivable by the Company upon a future share sale, disposal or listing by the buyer group or early voluntary repayment of the note at the discretion of the buyer group. The Company previously deemed the likelihood of recovery of principal and interest on the note to be remote and not in the control of the Company. Accordingly, the Company did not record a value for the note.

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

The Company completed the sale of the Business in February 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business in the three months ended March 31, 2023, in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. However, the Company recorded a gain of $1,500 in the three months ended March 31, 2024 upon the buyer group's redemption of the loan note as described above. The loss (gain) on the sale of the Business has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 20 for additional information.

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2023	As of June 30, 2024
Property, plant and equipment, gross	$780,134	$800,577
Less: Accumulated depreciation and amortization	(590,331)	(601,044)
Property, plant and equipment, net	$189,803	$199,533

Depreciation expense on property, plant and equipment for the three months ended June 30, 2023 and 2024 was $12,551 and $13,690, respectively, and for the six months ended June 30, 2023 and 2024 was $25,268 and $27,185, respectively. Computer software amortization for the three months ended June 30, 2023 and 2024 was $707 and $515, respectively, and for the six months ended June 30, 2023 and 2024 was $1,396 and $1,048, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2023 and the six months ended June 30, 2024:

	For the year ended December 31, 2023	For the six months ended June 30, 2024
Opening balance	1,684,196	1,683,782
Effect of exchange rate fluctuations	(414)	(5,916)
Closing balance	1,683,782	1,677,866

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	(62)	(127)	(225)	(414)
Closing balance	408,674	592,780	682,328	1,683,782

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,674	592,780	682,328	1,683,782
Effect of exchange rate fluctuations	(1,655)	(2,147)	(2,114)	(5,916)
Closing balance	407,019	590,633	680,214	1,677,866

The total amount of goodwill deductible for tax purposes was $263,910 and $249,624 as of December 31, 2023 and June 30, 2024, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2023			As of June 30, 2024
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$474,090	$436,104	$37,986	$471,680	$444,080	$27,600
Marketing-related intangible assets	97,840	88,648	9,192	97,710	91,103	6,607
Technology-related intangible assets	129,600	123,750	5,850	130,639	125,005	5,634
	$701,530	$648,502	$53,028	$700,029	$660,188	$39,841

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended June 30, 2023 and 2024 were $8,257 and $6,558, respectively, and for the six months ended June 30, 2023 and 2024 were $16,512 and $13,485, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended June 30, 2023 and 2024 were $2,122 and $498, respectively, and for the six months ended June 30, 2023 and 2024 were $4,373 and $956, respectively.

During the three and six months ended June 30, 2023 and 2024, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were recoverable. There was no impairment expense recorded in the three and six months ended June 30, 2023 and 2024.

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and June 30, 2024, the limits available were $23,302 and $23,001, respectively, of which $9,336 and $9,108, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg, each wholly-owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2023 and June 30, 2024. As of December 31, 2023 and June 30, 2024, a total of $11,627 and $1,532, respectively, was utilized, of which $10,000 and $0, respectively, constituted funded drawdown and $1,627 and $1,532, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2023 and June 30, 2024, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of June 30, 2024, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2023 and June 30, 2024, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,258 and $1,083, was $508,867 and $489,167, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of June 30, 2024 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of June 30, 2024, net of debt amortization expense, is as follows:

Year ending	Amount
2024	13,078
2025	26,173
2026	26,192
2027	423,724
Total	$489,167

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2023 and June 30, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $536 and $246, was $399,464 and $399,754, respectively, which is payable on December 1, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and June 30, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,369 and $1,069, respectively, was $348,631 and $348,931, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2019 Senior Notes and the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of June 30, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $4,324, was $395,676, which is payable on June 4, 2029.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (iii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of December 1, 2024, April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2019 and 2021 Senior Notes is subject to adjustment if the credit rating of the 2019 and 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2024, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2023	As of June 30, 2024
Credit facility, net of amortization expenses	$508,867	$489,167
3.375% 2019 Senior Notes, net of debt amortization expenses	399,464	399,754
1.750% 2021 Senior Notes, net of debt amortization expenses	348,631	348,931
6.000% 2024 Senior Notes, net of debt amortization expenses	—	395,676
Total	$1,256,962	$1,633,528
Current portion	432,242	425,918
Non-current portion	824,720	1,207,610
Total	$1,256,962	$1,633,528

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2023	As of June 30, 2024
Accrued expenses	$165,378	$171,712
Accrued employee cost	322,601	219,959
Statutory liabilities	76,022	64,850
Retirement benefits	2,386	1,972
Compensated absences	29,779	31,820
Derivative instruments (Note 5)	8,109	9,196
Contract liabilities (Note 19)	112,435	113,784
Finance leases liability	10,837	9,977
Other liabilities	31,633	30,406
	$759,180	$653,676
13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2023	As of June 30, 2024
Accrued employee cost	$3,329	$4,514
Retirement benefits	13,947	14,147
Compensated absences	50,214	49,063
Derivative instruments (Note 5)	9,254	10,231
Contract liabilities (Note 19)	59,393	58,326
Finance leases liability	6,874	8,746
Others	91,937	104,376
	$234,948	$249,403

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

Net defined benefit plan costs for the three and six months ended June 30, 2023 and 2024 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Service costs	$3,749	$4,314	$7,509	$8,617
Interest costs	1,735	2,016	3,471	4,034
Amortization of actuarial loss	167	60	334	122
Expected return on plan assets	(1,259)	(1,356)	(2,520)	(2,718)
Net defined benefit plan costs	$4,392	$5,034	$8,794	$10,055

Defined contribution plans
During the three and six months ended June 30, 2023 and 2024, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
India	$11,887	$13,644	$23,038	$26,488
U.S.	4,766	5,055	10,223	11,151
U.K.	4,202	4,084	10,162	10,019
China	6,671	6,970	13,522	14,310
Other Regions	4,840	5,128	10,101	9,522
Total	$32,366	$34,881	$67,046	$71,490

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

The liability for the deferred compensation plan was $51,354 and $56,311 as of December 31, 2023 and June 30, 2024, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $51,983 and $56,992 as of December 31, 2023 and June 30, 2024, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended June 30, 2023 and 2024, the change in the fair value of Plan assets was $2,131 and $1,001, respectively, and during the six months ended June 30, 2023 and 2024, the change in the fair value of Plan assets was $4,517 and $4,209, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended June 30, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $2,119 and $992, respectively, and during the six months ended June 30, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $4,462 and $4,156, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended June 30, 2023 and 2024 were $21,344 and $18,046, respectively, and for the six months ended June 30, 2023 and 2024 were $40,685 and $26,865, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

Stock options

 All options granted under the 2007 Omnibus Plan and 2017 Omnibus Plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over three to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option.

Compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.
No options were granted in the six months ended June 30, 2023 and June 30, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
A summary of stock option activity during the six months ended June 30, 2024 is set out below:

	Six Months Ended June 30, 2024
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	5,998,148	35.77	5.5	—
Granted	—	—	—	—
Forfeited	(226,691)	45.13	—	—
Expired	—	—	—	—
Exercised	(135,051)	29.11	—	519
Outstanding as of June 30, 2024	5,636,406	35.55	5.0	9,831
Vested as of June 30, 2024 and expected to vest thereafter (Note a)	5,487,865	35.26	5.0	9,831
Vested and exercisable as of June 30, 2024	4,356,214	32.22	4.4	9,831
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2024, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $6,242, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Pan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2024 is set out below:

	Six Months Ended June 30, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,036,616	42.87
Granted	1,635,940	33.78
Vested (Note a)	(346,177)	42.55
Forfeited	(168,172)	40.07
Outstanding as of June 30, 2024	2,158,207	36.25
Expected to vest (Note b)	1,926,968

(a)346,177 RSUs vested during the six months ended June 30, 2024, in respect of which 220,880 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2024.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

9,103 RSUs vested in the year ended December 31, 2023, in respect of which 4,983 shares were issued during the six months ended June 30, 2024 after withholding shares to the extent of minimum statutory withholding taxes.

46,358 RSUs vested in the year ended December 31, 2022, in respect of which 45,922 shares were issued during the six months ended June 30, 2024 after withholding shares to the extent of minimum statutory withholding taxes.

As of June 30, 2024, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $58,105, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

Performance units

The Company also grants stock awards in the form of performance units (“PUs”) and has granted PUs under both the 2007 Omnibus Plan and 2017 Omnibus Plan.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

For the PUs granted annually beginning in 2023, the performance period of the awards has been increased to three years from one year. The number of PUs that will ultimately vest under the PU awards granted in 2023 and 2024 will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its total shareholder return ("TSR") relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.

The grant date fair value for PUs granted in 2023 and 2024 is determined using a Monte Carlo simulation model. This model simulates a range of possible future share prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:

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

The fair value of each PU granted to employees in the six months ended June 30, 2024 was estimated on the date of grant using the following valuation assumptions:

Six months ended June 30, 2024
Dividend yield	1.81%
Expected life (years)	2.80
Risk-free rate for expected life	4.37%
Volatility for expected life	24.24%

A summary of PU activity during the six months ended June 30, 2024 is set out below:

	Six Months Ended June 30, 2024
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2024	3,649,599	44.32	4,977,057
Granted	1,267,267	32.09	3,041,441
Vested (Note a)	(1,362,776)	44.13	(1,362,776)
Forfeited	(274,202)	42.24	(484,300)
Outstanding as of June 30, 2024	3,279,888	39.85	6,171,422
Expected to vest (Note b)	3,236,227

(a)1,362,776 PUs vested during the six months ended June 30, 2024, in respect of which 869,713 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2024.
(b)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

As of June 30, 2024, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $69,425, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

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

During the six months ended June 30, 2023 and 2024, 174,473 and 191,888 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended June 30, 2023 and 2024 was $488 and $323, respectively, and for the six months ended June 30, 2023 and 2024 was $851 and $685, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

16. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,250,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the six months ended June 30, 2023 and 2024, the Company repurchased 3,828,084 and 2,784,988 of its common shares, respectively, on the open market at a weighted average price of $39.31 and $33.26 per share, respectively, for an aggregate cash amount of $150,471 and $92,630, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2023 and 2024, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $677 and $56, respectively.

$306,914 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2024. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Capital stock (Continued)

Dividend
On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing an annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, and June 26, 2023, the Company paid a dividend of $0.1375 per share, amounting to $25,255 and $25,031 in the aggregate, to shareholders of record as of March 10, 2023 and June 9, 2023, respectively.

On February 8, 2024, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing a planned annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024 and June 26, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492 and $27,337 in the aggregate, to shareholders of record as of March 11, 2024 and June 10, 2024, respectively.

17. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on earnings per share. Basic and diluted earnings per common share give effect to the change in the number of Company common shares outstanding. The calculation of basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, RSUs, common shares to be issued under the ESPP and PUs, have been included in the computation of diluted net earnings per share and the number of weighted average shares outstanding, except where the result would be anti-dilutive.

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,125,641 and 2,774,924 for the six months ended June 30, 2023 and 2024, respectively, and 2,390,864 and 2,768,762 for the three months ended June 30, 2023 and 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Net income	$116,252	$121,990	$222,353	$238,937
Weighted average number of common shares used in computing basic earnings per common share	183,230,252	179,651,702	183,512,828	180,034,120
Dilutive effect of stock-based awards	2,594,865	1,260,565	3,192,869	1,390,792
Weighted average number of common shares used in computing dilutive earnings per common share	185,825,117	180,912,267	186,705,697	181,424,912
Earnings per common share
Basic	$0.63	$0.68	$1.21	$1.33
Diluted	$0.63	$0.67	$1.19	$1.32

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
The Company’s reportable segments are as follows: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and adjusted income from operations ("AOI"), which is a non-GAAP measure. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses) (other than those included in income from operations), interest income/(expense), restructuring (expense)/income, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM. Adjusted income from operations for “Others” primarily represents the impact of certain under or over-absorption of corporate overheads, and allowance for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes.
The Company disaggregates its revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and six months ended June 30, 2023 to present comparable information. See Note 19 for additional information.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	139,999	161,437	301,436	46,723
Consumer and Healthcare	187,648	207,249	394,897	58,951
High Tech and Manufacturing	197,309	211,882	409,191	69,621
Net revenues	524,956	580,568	1,105,524
Others				10,665
Total AOI				185,960
Stock-based compensation				(21,832)
Amortization and impairment of acquired intangible assets (other than included above)				(8,257)
Foreign exchange gains (losses), net				1,763
Interest income (expense), net				(12,138)
Restructuring (expense)/income (refer to Note 24)				4,874
Income tax expense				(34,118)
Net income				116,252

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	150,448	168,696	319,144	53,095
Consumer and Healthcare	192,814	231,189	424,003	70,726
High Tech and Manufacturing	202,781	230,284	433,065	74,593
Net revenues	546,043	630,169	1,176,212
Others				—
Total AOI				198,414
Stock-based compensation				(18,369)
Amortization and impairment of acquired intangible assets (other than included above)				(6,544)
Foreign exchange gains (losses), net				2,454
Interest income (expense), net				(13,538)
Income tax expense				(40,427)
Net income				121,990

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	280,025	319,898	599,923	92,300
Consumer and Healthcare	369,570	410,944	780,514	115,282
High Tech and Manufacturing	385,314	429,092	814,406	133,912
Net revenues	1,034,909	1,159,934	2,194,843
Business held for sale (refer to Note (a) below and Note 7)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 7)			2,194,353
Others				22,257
Total AOI				364,952
Stock-based compensation				(41,536)
Amortization and impairment of acquired intangible assets (other than included above)				(16,400)
Foreign exchange gains (losses), net				723
Interest income (expense), net				(21,765)
Restructuring (expense)/income (refer to Note 24)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 7)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 7)				(802)
Income tax expense				(66,492)
Net income				222,353
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	292,234	333,378	625,612	100,098
Consumer and Healthcare	379,012	448,364	827,376	137,522
High Tech and Manufacturing	398,632	455,829	854,461	143,639
Net revenues	1,069,878	1,237,571	2,307,449
Others				(966)
Total AOI				380,293
Stock-based compensation				(27,550)
Amortization and impairment of acquired intangible assets (other than included above)				(13,469)
Foreign exchange gains (losses), net				3,291
Interest income (expense), net				(23,780)
Income tax expense				(79,848)
Net income				238,937

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

During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and six months ended June 30, 2023 to present comparable information.

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Data-Tech-AI	$524,956	$546,043	$1,034,909	$1,069,878
Digital Operations	580,568	630,169	1,159,934	1,237,571
Net revenues	$1,105,524	$1,176,212	$2,194,843	$2,307,449

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues (Continued)
The following table shows the details of the Company’s contract balances:

	As of December 31, 2023	As of June 30, 2024
Contract assets (Note a)	$33,370	$37,260
Contract liabilities (Note b)
Deferred transition revenue	$116,577	$118,404
Advance from customers	$55,251	$53,706

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Changes in the Company’s contract asset and liability balances during the three and six months ended June 30, 2023 and 2024 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended June 30, 2023 and 2024 that was included in the Company's contract liabilities balance at the beginning of the period was $60,603 and $54,361, respectively, and the amount of revenue recognized during the six months ended June 30, 2023 and 2024 that was included in the Company's contract liabilities balance at the beginning of the period was $111,777 and $81,105, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2024:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$172,110	$113,784	$46,824	$10,607	$895

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2023		2024		2023		2024
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$36,231	$166,315	$40,194	$164,724	$34,805	$181,865	$41,964	$160,579
Closing balance	37,556	156,231	40,252	163,150	37,556	156,231	40,252	163,150
Amortization	7,492	24,126	6,737	19,693	14,566	48,106	13,682	37,015

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Loss on the sale of business classified as held for sale (refer to Note 7)	—	—	802	—
Gain on termination of lease (refer to Note 24)	(4,874)	—	(4,874)	—
Other operating (income) expense*	(89)	(73)	(502)	(5,539)
Other operating (income) expense, net	$(4,963)	$(73)	$(4,574)	$(5,539)

*See Note 7 for additional information about other operating (income) expense, net for the six months ended June 30, 2024.
21. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Interest income	$3,497	$6,003	$8,423	$12,395
Interest expense	(15,635)	(19,541)	(30,188)	(36,175)
Interest income (expense), net	$(12,138)	$(13,538)	$(21,765)	$(23,780)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 24.9% for the three months ended June 30, 2024, up from 22.7% for the three months ended June 30, 2023. The increase in the Company’s ETR was primarily driven by lower tax deductions related to stock-based compensation and other discrete items in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

The Company’s ETR was 25.0% for the six months ended June 30, 2024, up from 23.0% for the six months ended June 30, 2023. The increase in the Company’s ETR in the six months ended June 30, 2024 was primarily driven by lower tax deductions related to stock-based compensation in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the six months ended June 30, 2024:

Six months ended June 30, 2024
Opening balance at January 1	$19,236
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(37)
Decrease related to settlements with taxing authorities	(342)
Effect of exchange rate changes	(77)
Closing balance at June 30	$18,780

As of December 31, 2023 and June 30, 2024, the Company had unrecognized tax benefits amounting to $19,236 and $18,780, respectively, which, if recognized, would impact the Company’s ETR.

As of December 31, 2023 and June 30, 2024, the Company had accrued $3,312 and $3,296, respectively, in interest and $499 and $500, respectively, for penalties relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

22. Income taxes (Continued)

During the year ended December 31, 2023 and the six months ended June 30, 2024, the Company recognized approximately $220 and $(105), respectively, in interest related to income taxes.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2023 and June 30, 2024, the Company has committed to spend $15,982 and $37,634, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,963 and $10,640 as of December 31, 2023 and June 30, 2024, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

Certain units of the Company’s Indian subsidiaries are established as Software Technology Parks of India units or Special Economic Zone (“SEZ”) units under the relevant regulations issued by the Government of India. These units are exempt from customs and other duties on imported and indigenous capital goods, stores and spares. SEZ units are also exempt from the Indian Goods and Services Tax that was introduced in India in 2017. The Company has undertaken to pay taxes and duties, if any, in respect of capital goods, stores, spares and services consumed duty-free, in the event that certain terms and conditions are not fulfilled.

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

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $ $110,895, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA have filed an appeal challenging this most recent decision of the Tribunal before the Delhi High Court. The Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of June 30, 2024.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Restructuring

The Company has implemented a flexible, hybrid global delivery model in line with the Company's long-term strategy that incorporates a mix of offshore, onshore, near shore, and remote working. As a result, in the second quarter of 2022, the Company determined that certain leases and employee roles were no longer needed and recorded a restructuring charge relating to the abandonment of leased office premises and an employee severance charge.

In the second quarter of 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874. There was no restructuring charge in the six months ended June 30, 2024.

25. Subsequent events
Dividend
On July 11, 2024, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2024 of $0.1525 per common share, which is payable on September 25, 2024 to shareholders of record as of the close of business on September 11, 2024. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•our ability to maintain relationships with former General Electric Company businesses;
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. In the second quarter of 2024, continued economic and geopolitical uncertainty in many markets around the world, including with respect to monetary policy and slowing global economic growth, impacted our business and may continue to impact our business in the future.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response, including the imposition of sanctions, as well as the ongoing conflict in the Middle East, have contributed to and may continue to exacerbate supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have operations in Russia or Ukraine, it is difficult to anticipate the future impacts of the Russia-Ukraine conflict on our business or our clients’ businesses. We have limited operations in Israel and continue to closely monitor the situation in the Middle East. To date, we do not believe the conflicts in Ukraine or the Middle East, or the economic or political impacts of these conflicts, have had a material impact on our business, financial position or operations, but we plan to continue to monitor both conflicts.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 135,200 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2024, we recorded net revenues of $1,176.2 million, of which $546.0 million, or 46.4%, was from Data-Tech-AI services, with the remaining $630.2 million, or 53.6%%, from Digital Operations services.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2023 and 2024.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2023	2024	2023	2024	2024 vs. 2023	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI1	$525.0	$546.0	$1,034.9	$1,069.9	4.0%	3.4%
Digital Operations[1]	580.6	630.2	1,159.9	1,237.6	8.5%	6.7%
Net revenues	$1,105.5	$1,176.2	$2,194.8	$2,307.4	6.4%	5.1%
Cost of revenue	715.5	759.8	1,434.6	1,494.6	6.2%	4.2%
Gross profit	390.0	416.4	760.3	812.9	6.8%	6.9%
Gross profit margin	35.3%	35.4%	34.6%	35.2%
Operating expenses
Selling, general and administrative expenses	229.4	239.6	445.9	474.7	4.5%	6.5%
Amortization of acquired intangible assets	8.3	6.6	16.5	13.5	(20.6)%	(18.3)%
Other operating (income) expense, net	(5.0)	(0.1)	(4.6)	(5.5)	(98.5)%	21.1%
Income from operations	157.3	170.3	302.4	330.2	8.2%	9.2%
Income from operations as a percentage of net revenues	14.2%	14.5%	13.8%	14.3%
Foreign exchange gains (losses), net	1.8	2.5	0.7	3.3	39.2%	355.2%
Interest income (expense), net	(12.1)	(13.5)	(21.8)	(23.8)	11.5%	9.3%
Other income (expense), net	3.4	3.3	7.5	9.0	(5.1)%	21.2%
Income before income tax expense	150.4	162.4	288.8	318.8	8.0%	10.4%
Income tax expense	34.1	40.4	66.5	79.8	18.5%	20.1%
Net income	$116.3	$122.0	$222.4	$238.9	4.9%	7.5%
Net income as a percentage of net revenues	10.5%	10.4%	10.1%	10.4%

1 We disaggregate our revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, we realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, we have updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and six months ended June 30, 2023 to present comparable information. For additional information, see Note 19—“Net revenues” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net revenues. Our net revenues were $1,176.2 million in the second quarter of 2024, up $70.7 million, or 6.4%, from $1,105.5 million in the second quarter of 2023.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, Chinese yuan, U.K pound sterling, Polish zloty and Indian rupee against the U.S. dollar, our net revenues grew 6.8% in the second quarter of 2024 compared to the second quarter of 2023 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 11.4% to approximately 133,700 in the second quarter of 2024 from approximately 120,000 in the second quarter of 2023.

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI	$525.0	$546.0	4.0%
Digital Operations	580.6	630.2	8.5%
Net revenues	$1,105.5	$1,176.2	6.4%

Net revenues from Data-Tech-AI services in the second quarter of 2024 were $546.0 million, up $21.1 million, or 4.0%, from $525.0 million in the second quarter of 2023. This increase was largely driven by an increase in revenue from our supply chain and risk management services in the second quarter of 2024 compared to the second quarter of 2023.

Net revenues from Digital Operations services in the second quarter of 2024 were $630.2 million, up $49.6 million, or 8.5%, from $580.6 million in the second quarter of 2023, primarily due to ramp-ups of services for new large deals signed in 2023.
Revenues by segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$301.4	$319.1	5.9%
Consumer and Healthcare	394.9	424.0	7.4%
High Tech and Manufacturing	409.2	433.1	5.8%
Net revenue	1,105.5	1,176.2	6.4%

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 5.9% in the second quarter of 2024 compared to the second quarter of 2023, largely due to large deal ramp-ups, partially offset by a reduction in services provided to a client in the banking vertical in the second quarter of 2024 compared to the second quarter of 2023. Net revenues from our Consumer and Healthcare segment increased by 7.4% in the second quarter of 2024 compared to the second quarter of 2023, largely driven by ramp-ups of services from large deals signed in 2023 as well as recently signed deals. Net revenues from our High Tech and Manufacturing segment increased by 5.8% in the second quarter of 2024 compared to the second quarter of 2023, largely driven by ramp-ups of client deals signed in 2023, partially offset by the impact of a reduction in deal scope for a large client in 2023.

Cost of revenue. Cost of revenue was $759.8 million in the second quarter of 2024, up $44.3 million, or 6.2%, from $715.5 million in the second quarter of 2023. The increase in cost of revenue in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation and (iii) higher infrastructure expenses. This increase was partially offset by (i) lower depreciation and amortization expense, (ii) lower stock-based compensation expense and (iii) improved operating leverage in the second quarter of 2024 compared to the second quarter of 2023.

Gross margin. Our gross margin increased from 35.3% in the second quarter of 2023 to 35.4% in the second quarter of 2024. The increase in gross margin was primarily driven by improved operating leverage and lower stock-based compensation expense, partially offset by wage inflation in the second quarter of 2024 compared to the second quarter of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues decreased from 20.8% in the second quarter of 2023 to 20.4% in the second quarter of 2024. SG&A expenses were $239.6 million in the second quarter of 2024, up $10.2 million, or 4.5%, from $229.4 million in the second quarter of 2023. The increase in SG&A expenses was primarily due to an increase in our sales and marketing spend to support growth as well as higher professional services and travel related expenses in the second quarter of 2024 compared to the second quarter of 2023. This increase was partially offset by lower stock-based compensation expense and operating leverage in support functions in the second quarter of 2024 compared to the second quarter of 2023.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $6.6 million in the second quarter of 2024, down $1.7 million, or 20.6%, from $8.3 million in the second quarter of 2023. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.1 million in the second quarter of 2024, compared to $5.0 million in the second quarter of 2023. The decrease was primarily due to a gain recorded in the second quarter of 2023 upon the successful termination of a lease that was abandoned as part of a 2022 restructuring.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 14.2% in the second quarter of 2023 to 14.5% in the second quarter of 2024. Income from operations increased by $12.9 million from $157.3 million in the second quarter of 2023 to $170.3 million in the second quarter of 2024, primarily due to higher revenue and a higher gross margin in the second quarter of 2024 than in the second quarter of 2023.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $2.5 million in the second quarter of 2024 compared to a net foreign exchange gain of $1.8 million in the second quarter of 2023. The gain in the second quarter of 2024 resulted primarily from gains on fair value hedges and the depreciation of the Indian rupee against the U.S. dollar. The gain in the second quarter of 2023 resulted primarily from gains on fair value hedges, partially offset by the appreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $13.5 million in the second quarter of 2024, up $1.4 million from $12.1 million in the second quarter of 2023, primarily due to a $3.9 million increase in interest expense, largely offset by a $2.5 million increase in interest income. Our interest income increased from $3.5 million in the second quarter of 2023 to $6.0 million in the second quarter of 2024, primarily due to higher interest rates and higher cash balances in the second quarter of 2024 compared to the second quarter of 2023. The increase in interest expense was largely due to (i) incremental interest expense on the senior notes issued in June 2024, (ii) a higher average benchmark-based rate on our revolving credit facility and term loan, and (iii) lower gains on interest rate swaps entered into to hedge interest rate exposure on our term loan. This was partially offset by lower usage of our revolving credit facility and a lower term loan balance in the second quarter of 2024 compared to the second quarter of 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.3% in the second quarter of 2023 to 4.4% in the second quarter of 2024. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income, net of expense, was $3.3 million in the second quarter of 2024, down from $3.4 million in the second quarter of 2023, primarily due to a lower gain on changes in the fair value of assets in our deferred compensation plan, largely offset by higher miscellaneous receipts in the second quarter of 2024 compared to the second quarter of 2023.

Income tax expense. Our income tax expense was $40.4 million in the second quarter of 2024, up from $34.1 million in the second quarter of 2023, representing an effective tax rate (“ETR”) of 24.9% in the second quarter of 2024, up from 22.7% in the second quarter of 2023. The increase in our ETR was primarily driven by lower tax deductions related to stock-based compensation and other discrete items in the second quarter of 2024 compared to the second quarter of 2023.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.4% in the second quarter of 2024, down from 10.5% in the second quarter of 2023. Net income increased from $116.3 million in the second quarter of 2023 to $122.0 million in the second quarter of 2024, primarily due to higher income from operations, partially offset by higher income tax expense in the second quarter of 2024 compared to the second quarter of 2023.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $12.5 million from $186.0 million in the second quarter of 2023 to $198.4 million in the second quarter of 2024. Our AOI margin increased from 16.8% in the second quarter of 2023 to 16.9% in the second quarter of 2024, largely due to improved operational efficiencies in the second quarter of 2024 compared to the second quarter of 2023.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange (gains)/losses, net, (iv) interest (income) expense, net, (v) restructuring (income) expense and (vi) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by total revenue. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2023 and 2024:

	Three months ended June 30,
	2023	2024
	(dollars in millions)
Net income	$116.3	$122.0
Foreign exchange (gains) losses, net	(1.8)	(2.5)
Interest (income) expense, net	12.1	13.5
Income tax expense	34.1	40.4
Stock-based compensation	21.8	18.4
Amortization and impairment of acquired intangible assets	8.3	6.5
Restructuring (income) expense	(4.9)	—
Adjusted income from operations	$186.0	$198.4

The following table sets forth our AOI by segment for the three months ended June 30, 2023 and 2024:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$46.7	$53.1	13.6%
Consumer and Healthcare	59.0	70.7	20.0%
High Tech and Manufacturing	69.6	74.6	7.1%
Total reportable segment	175.3	198.4	13.2%
Others	10.7	—	NM*
Adjusted income from operations	186.0	198.4	6.7%
*Not Meaningful

AOI of our Financial Services segment increased to $53.1 million in the second quarter of 2024 from $46.7 million in the second quarter of 2023, primarily due to higher revenues and operating efficiency in the second quarter of 2024 compared to the second quarter of 2023. AOI of our Consumer and Healthcare segment increased to $70.7 million in the second quarter of 2024 from $59.0 million in the second quarter of 2023, largely due to higher revenue from large deal ramp-ups and operating efficiencies in the second quarter of 2024 compared to the second quarter of 2023. AOI of our High Tech and Manufacturing segment increased to $74.6 million in the second quarter of 2024 from $69.6 million in the second quarter of 2023, primarily driven by higher revenue and the reduction in scope of a low margin priority account, partially offset by productivity commitments in the second quarter of 2024 compared to the second quarter of 2023.

AOI for “Others” in the table above primarily represents the adjustment of over- or under-absorption of corporate overheads which is not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six months ended June 30, 2024 Compared to the Six months ended June 30, 2023
Net revenues. Our net revenues were $2,307.4 million in the first half of 2024, up $112.6 million, or 5.1%, from $2,194.8 million in the first half of 2023.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Australian dollar, South African rand, Chinese yuan, U.K pound sterling, Polish zloty and Indian rupee against the U.S. dollar, our net revenues grew 5.6% in the first half of 2024 compared to the first half of 2023 on a constant currency3 basis. We provide information about our revenue growth on a constant currency3 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency3 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 10.5% to approximately 132,100 in the first half of 2024 from approximately 119,500 in the first half of 2023.

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI	$1,034.9	1,069.9	3.4%
Digital Operations	1,159.9	1,237.6	6.7%
Total net revenues	$2,194.8	$2,307.4	5.1%

Net revenues from Data-Tech-AI services in the first half of 2024 were $1,069.9 million, up $35.0 million, or 3.4%, from $1,034.9 million in the first half of 2023. This increase was largely driven by an increase in revenue from our data and analytics solutions embedded in our finance and accounting, supply chain and risk management services in the first half of 2024 compared to the first half of 2023.

Net revenues from Digital Operations services in the first half of 2024 were $1,237.6 million, up $77.6 million, or 6.7%, from $1,159.9 million in the first half of 2023, primarily due to ramp-ups of services for new large deals signed in 2023.

3 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	599.9	625.6	4.3%
Consumer and Healthcare	780.5	827.4	6.0%
High Tech and Manufacturing	814.4	854.5	4.9%
Net revenues	2,194.8	2,307.4	5.1%
Business held for sale	(0.5)	—	NM*
Net revenues (excluding business held for sale)	$2,194.4	$2,307.4	5.2%
*Not Meaningful

Net revenues from our Financial Services segment increased by 4.3% in the first half of 2024 compared to the first half of 2023, primarily due to large deal ramp-ups, partially offset by a reduction in services provided to a client in the banking vertical. Net revenues from our Consumer and Healthcare segment increased by 6.0% in the first half of 2024 compared to the first half of 2023, primarily driven by ramp-ups of services from large deals signed in 2023 and recently signed deals as well as an increase in supply chain engagements. Net revenues from our High Tech and Manufacturing segment increased by 4.9% in the first half of 2024 compared to the first half of 2023, largely driven by ramp-ups of client deals signed in 2023, partially offset by the impact of a reduction in deal scope for a large client in 2023. Net revenues from "Business held for sale" in the table above represent revenues from a business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 7—“Assets and liabilities held for sale” and Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $1,494.6 million in the first half of 2024, up $60.0 million, or 4.2%, from $1,434.6 million in the first half of 2023. The increase in cost of revenue in the first half of 2024 compared to the first half of 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation and (iii) higher infrastructure expenses in the first half of 2024 compared to the first half of 2023. This increase was partially offset by lower consulting expenses, lower stock-based compensation expense and lower depreciation and amortization expense in the first half of 2024 compared to the first half of 2023.

Gross margin. Our gross margin increased from 34.6% in the first half of 2023 to 35.2% in the first half of 2024. The increase in gross margin was primarily due to improved operating leverage, lower stock-based compensation expense and lower depreciation and amortization expense, partially offset by wage inflation in the first half of 2024 compared to the first half of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues increased from 20.3% in the first half of 2023 to 20.6% in the first half of 2024. SG&A expenses were $474.7 million in the first half of 2024, up $28.8 million, or 6.5%, from $445.9 million in the first half of 2023. The increase in SG&A expenses was primarily due to an increase in our sales and marketing spend to support business growth, a higher allowance for credit losses and wage inflation in the first half of 2024 compared to the first half of 2023. This increase was partially offset by lower stock-based compensation expense and operating leverage in support functions in the first half of 2024 compared to the first half of 2023.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $13.5 million in the first half of 2024, down $3.0 million, or 18.3%, from $16.5 million in the first half of 2023. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.

Other operating (income) expense, net. Other operating income (net of expense) was $5.5 million in the first half of 2024 compared to $4.6 million in the first half of 2023. The change in other operating income (net of expense) was primarily due to the receipt of $1.5 million upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability in the first half of 2024. Additionally, a gain was recorded in the first half of 2023 upon the successful termination of a lease that was abandoned as part of the 2022 restructuring described above. For additional information, see Note 7—"Assets and liabilities held for sale" and Note 24—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 13.8% in the first half of 2023 to 14.3% in the first half of 2024. Income from operations increased by $27.8 million from $302.4 million in the first half of 2023 to $330.2 million in the first half of 2024, primarily due to a higher gross margin in the first half of 2024 compared to the first half of 2023.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.3 million in the first half of 2024 compared to a net foreign exchange gain of $0.7 million in the first half of 2023. The gain in the first half of 2024 resulted primarily from gains on fair value hedges and the depreciation of the Indian rupee against the U.S. dollar during the first half of 2024. The gain in the first half of 2023 resulted primarily from gains on fair value hedges, partially offset by the appreciation of the Indian rupee against the U.S. dollar during that period.

Interest income (expense), net. Our interest expense (net of interest income) was $23.8 million in the first half of 2024, up $2.0 million from $21.8 million in the first half of 2023, primarily due to a $6.0 million increase in interest expense, largely offset by a $4.0 million increase in interest income. Our interest income increased from $8.4 million in the first half of 2023 to $12.4 million in the first half of 2024, due to higher interest rates and higher cash balances in the first half of 2024 compared to the first half of 2023. The increase in interest expense was largely due to (i) incremental interest expense on our senior notes issued in June 2024, (ii) a higher average benchmark-based rate on our revolving credit facility and term loan, and (iii) lower gains on interest rate swaps entered into to hedge interest rate exposure on our term loan. This was partially offset by lower usage of our revolving credit facility and a lower principal amount outstanding under our term loan in the first half of 2024 compared to the first half of 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.3% in the first half of 2023 to 4.3% in the first half of 2024. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $9.0 million in the first half of 2024 compared to $7.5 million in the first half of 2023. This change was primarily driven by higher sublease income and related corporate transactions in the first half of 2024 compared to the first half of 2023.
Income tax expense. Our income tax expense was $79.8 million in the first half of 2024, up from $66.5 million in the first half of 2023, representing an ETR of 25.0% in the first half of 2024, up from 23.0% in the first half of 2023. The increase in our ETR was primarily driven by lower tax deductions related to stock-based compensation in the first half of 2024 compared to the first half of 2023.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.4% in the first half of 2024, up from 10.1% in the first half of 2023. Net income increased by $16.6 million from $222.4 million in the first half of 2023 to $238.9 million in the first half of 2024, primarily due to higher income from operations, partially offset by higher income tax expense in the first half of 2024 compared to the first half of 2023.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $15.3 million from $365.0 million in the first half of 2023 to $380.3 million in the first half of 2024. Our AOI margin decreased to 16.5% in the first half of 2024 from 16.6% in the first half of 2023, largely due to higher sales and marketing expenses, partially offset by general operating leverage.
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

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange (gain)/loss, (iv) restructuring (income) expense, (v) any loss (gain) on the sale of businesses classified as held for sale, (vi) interest (income) expense, (vii) operating losses from businesses classified as held for sale, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by total revenue, excluding revenue from the business previously classified as held for sale. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, management approved a plan to divest a business (the "Business") that was part of our Consumer and Healthcare segment, which divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of the Business as held for sale and recorded net revenues of $0.5 million and a loss of $1.2 million in the first half of 2023. The sale of the Business was completed in the first quarter of 2023. Accordingly, there was no revenue or operating loss in the first half of 2024 from the Business. We also recorded a loss of $0.8 million in the first half of 2023 on the sale of the Business. For additional information, see Note 7— "Assets and liabilities held for sale" and Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the six months ended June 30, 2023 and 2024:

	Six months ended June 30,
	2023	2024
	(dollars in millions)
Net income	$222.4	$238.9
Foreign exchange (gains) losses, net	(0.7)	(3.3)
Interest (income) expense, net	21.8	23.8
Income tax expense	66.5	79.8
Stock-based compensation	41.5	27.6
Amortization and impairment of acquired intangible assets	16.4	13.5
Restructuring (income) expense	(4.9)	—
Operating loss from the business classified as held for sale	1.2	—
Loss on the sale of business classified as held for sale	0.8	—
Adjusted income from operations	$365.0	$380.3

The following table sets forth our AOI by segment for the six months ended June 30, 2023 and 2024:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	92.3	100.1	8.4%
Consumer and Healthcare	115.3	137.5	19.3%
High Tech and Manufacturing	133.9	143.6	7.3%
Total reportable segment	341.5	381.3	11.6%
Others	22.3	(1.0)	NM*
Total	363.8	380.3	4.5%
Operating loss from the business classified as held for sale	1.2	—	NM**
Adjusted income from operations	$365.0	$380.3	4.2%

*Not Meaningful

AOI of our Financial Services segment increased to $100.1 million in the first half of 2024 from $92.3 million in the first half of 2023, largely driven by higher revenues and operating efficiency in the first half of 2024 compared to the first half of 2023, partially offset by the impact of wage inflation. AOI of our Consumer and Healthcare segment increased to $137.5 million in the first half of 2024 from $115.3 million in the first half of 2023, largely driven by higher revenue from large deal ramp-ups and improved efficiencies, partially offset by the impact of wage inflation. AOI of our High Tech and Manufacturing segment increased to $143.6 million in the first half of 2024 from $133.9 million in the first half of 2023, largely driven by higher revenue and the reduction in scope of a low margin priority account in 2023, partially offset by the impact of wage inflation.

AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "business classified as held for sale" in the table above primarily represents the loss attributable to a business previously classified as held for sale. See Note 7—“Assets and liabilities held for sale” and Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2023 and June 30, 2024 is presented below:

	As of December 31, 2023	As of June 30, 2024	Percentage Change Increase/(Decrease)
	(dollars in millions)		2024 vs. 2023
Cash and cash equivalents	$583.7	$914.2	56.6%
Short-term borrowings	10.0	—	NM*
Current portion of long-term debt	432.2	425.9	(1.5)%
Long-term debt, less current portion	824.7	1,207.6	46.4%
Total equity	$2,248.4	$2,337.8	4.0%
*Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend from $0.125 per common share to $0.1375 per common share, representing an annual dividend of $0.55 per common share for 2023, up from $0.50 per common share in 2022. On March 24, 2023 and June 26, 2023, we paid a dividend of $0.1375 per share, amounting to $25.3 million and $25.0 million in the aggregate, to shareholders of record as of March 10, 2023 and June 9, 2023, respectively.

On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing a planned annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024 and June 26, 2024, we paid a dividend of $0.1525 per share, amounting to $27.5 million and $27.3 million in the aggregate, to shareholders of record as of March 11, 2024 and June 10, 2024, respectively.

As of June 30, 2024, $909.3 million of our $914.2 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $136.2 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $80.4 million of retained earnings. $288.0 million of the cash and cash equivalents was held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $485.1 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $306.9 million remained available as of June 30, 2024. Since our share repurchase program was initially authorized in 2015, we have repurchased 60,963,063 of our common shares at an average price of $31.87 per share, for an aggregate purchase price of $1,943.1 million.

During the six months ended June 30, 2023 and 2024, we repurchased 3,828,084 and 2,784,988 of our common shares, respectively, on the open market at a weighted average price of $39.31 and $33.26 per share, respectively, for an aggregate purchase price of $150.5 million and $92.6 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,		Percentage Change
	2023	2024	2024 vs. 2023
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$137.4	$183.7	33.7%
Investing activities	(45.9)	(44.4)	3.3%
Financing activities	(257.7)	202.3	178.5%
Net increase/(decrease) in cash and cash equivalents	$(166.3)	$341.6	305.5%

Cash flows provided by operating activities.  Net cash provided by operating activities was $183.7 million in the six months ended June 30, 2024 compared to net cash provided by operating activities of $137.4 million in the six months ended June 30, 2023. This increase in cash provided by operating activities was primarily driven by (i) a $16.6 million increase in net income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and (ii) a $30.8 million decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily driven by lower tax payments, higher refunds of Indian Goods and Services Tax payments and higher advances received from customers, partially offset by higher investments in accounts receivable in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was partially offset by a $1.1 million reduction in non-cash expense, primarily due to lower stock-based compensation expense, a decrease in depreciation and amortization and a higher unrealized gain on the revaluation of foreign currency assets/liabilities, partially offset by an increase in deferred tax expense and an increase in allowances for credit losses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cash flows used for investing activities. Our net cash used for investing activities was $44.4 million in the six months ended June 30, 2024 compared to $45.9 million in the six months ended June 30, 2023. Cash used for the divestiture of a business previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the six months ended June 30, 2023, while no corresponding payments were made in the six months ended June 30, 2024. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets was $18.7 million higher in the six months ended June 30, 2024 than in the six months ended June 30, 2023.

Cash flows used for/provided by financing activities. Our net cash provided by financing activities was $202.3 million in the six months ended June 30, 2024 compared to cash used for financing activities of $257.7 million in the six months ended June 30, 2023. This change was primarily due to (i) higher proceeds from borrowings (net of repayment), amounting to $370.1 million in the six months ended June 30, 2024 compared to repayment of borrowings (net of proceeds) of $61.3 million in the six months ended June 30, 2023, (ii) lower payments for stock repurchased and retired (including payments of expenses and taxes related to stock repurchase activity), amounting to $92.7 million in the six months ended June 30, 2024 compared to $150.5 million in the six months ended June 30, 2023, and (iii) a $2.4 million payment of earn-out consideration in the six months ended June 30, 2023 with no corresponding payment in the six months ended June 30, 2024. This increase in cash flow from financing activities was partially offset by (i) a decrease in proceeds from the issuance of common shares under our stock-based compensation plans to $9.7 million in the six months ended June 30, 2024 from $31.9 million in the six months ended June 30, 2023, (ii) higher dividend payments, amounting to $54.8 million in the six months ended June 30, 2024 compared to $50.3 million in the six months ended June 30, 2023, and (iii) higher payments for the net settlement of stock-based awards, amounting to $21.1 million in the six months ended June 30, 2024 compared to $18.3 million in the six months ended June 30, 2023.

Financing Arrangements

In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the term of the term loan and revolving credit facility, which expire on December 13, 2027. In connection with our entry into the 2022 Credit Agreement, we terminated our previous credit facility under our amended and restated credit agreement entered into in August 2018 (the “2018 Credit Agreement”) with the Borrowers, as borrowers, Wells Fargo, as administrative agent, and the lenders and other financial institutions party thereto, which was comprised of a $680.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement replaced the 2018 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2024, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2023 and June 30, 2024, our outstanding term loan, net of debt amortization expense of $1.3 million and $1.1 million, respectively, was $508.9 million and $489.2 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and June 30, 2024, the limits available under such facilities were $23.3 million and $23.0 million, respectively, of which $9.3 million and $9.1 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2023 and June 30, 2024, a total of $11.6 million and $1.5 million, respectively, of our revolving credit facility was utilized, of which $10.0 million and $0, respectively, constituted funded drawdown and $1.6 million and $1.5 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2024, we were party to interest rate swaps covering a total notional amount of $148.1 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In November 2019, Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as additional interest expense. As of December 31, 2023 and June 30, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $0.5 million and $0.2 million, was $399.5 million and $399.8 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and June 30, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1.4 million and $1.1 million, respectively, was $348.6 million and $348.9 million, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of June 30, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $4.3 million, was $395.7 million, which is payable on June 4, 2029.
We pay interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, and (iii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year ending on the maturity dates of December 1, 2024, April 10, 2026 and June 4, 2029, respectively.
For additional information, see Notes 10 and 11—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2023 and June 30, 2024, we had a revolving accounts receivable-based facility of $75.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2023 and June 30, 2024 was $51.4 million and $52.0 million, respectively. The principal amount outstanding against this facility as of December 31, 2023 and June 30, 2024 was $51.3 million and $52.0 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and six months ended June 30, 2023 and 2024 was $0.5 million and $0.7 million, respectively, and $0.9 million and $1.4 million, respectively.

We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $324.4 million and $129.2 million during the periods ended December 31, 2023 and June 30, 2024, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and six months ended June 30, 2023 and 2024 was $2.6 million and $1.9 million, respectively, and $4.0 million and $3.0 million, respectively.
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
Other Liquidity and Capital Resources Information
As of December 31, 2023 and June 30, 2024, we have purchase commitments, net of capital advances, of $16.0 million and $37.6 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of December 31, 2023 and June 30, 2024, we have operating and finance lease commitments of $287.5 million and $298.1 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes and 2024 Senior Notes. As of June 30, 2024, the outstanding balance of the 2019 Senior Notes, the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $399.8 million, $348.9 million and $395.7 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such other subsidiaries are referred to as the “non-Guarantors”).

The Company (with respect to each series of Senior Notes) and Genpact USA (with respect to the 2019 Senior Notes) have fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the 2019 Senior Notes, failing payment by Genpact Luxembourg when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company and Genpact USA shall be obligated to pay the same immediately. With respect to the 2021 Senior Notes and 2024 Senior Notes, failing payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company shall be obligated to pay the same immediately. The Company and Genpact USA have agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.

The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2023	Six months ended June 30, 2024
	(dollars in millions)
Net revenues	$298.1	$171.9
Gross profit	298.1	171.9
Net income	382.4	85.6

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2023	Six months ended June 30, 2024
	(dollars in millions)
Royalty income	$0.7	$—
Revenue from services	297.4	171.9
Interest income (expense), net	52.1	(7.0)
Other income (expense), net	(4.5)	(3.2)

Summarized Balance Sheets	As of December 31, 2023	As of June 30, 2024
	(dollars in millions)
Assets
Current assets	$2,193.4	$2,790.5
Non-current assets	1045.4	1009.2

Liabilities
Current liabilities	$5,121.3	$5,306.0
Non-current liabilities	904.7	1,266.1

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2023	As of June 30, 2024
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$114.4	$116.1
Loans receivable	1,433.1	1,590.3
Others	594.8	686.7

Non-current assets
Others	69.5	34.2

Liabilities
Current liabilities
Loans payable	$3,559.7	$3,491.6
Others	1117.8	1372.3

Non-Current liabilities
Loans payable	$75.0	$55.0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the 2019 Senior Notes and 2021 Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rates on our 2019 Senior Notes and 2021 Senior Notes are subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the 2019 Senior Notes and 2021 Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of SOFR and the floor rate under our term loan and make payments based on a fixed rate. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.

In March 2021, we executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2024 was $0.3 million.

In May 2024, we executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2024 was $0.4 Million.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2024	—	—	—	369,559,228
May 1-May 31, 2024	—	—	—	369,559,828
June 1-June 30, 2024	1,920,063	32.63	1,920,063	306,914,202
Total	1,920,063	32.63	1,920,063
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

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

4.1
Second Supplemental Indenture, dated as of June 4, 2024, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee, to the Base Indenture dated as of March 26, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 4, 2024).

4.2
Form of 6.000% Senior Note due 2029 (included as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 4, 2024).

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
Date: August 9, 2024
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer