Form 10-Q
period 2024-09-30
Genpact LTD
filed 2024-11-12
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2024
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
Yes ☐ No ☒
As of November 8, 2024, there were 176,361,269 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2023	As of September 30, 2024
Assets
Current assets
Cash and cash equivalents		$583,670	$1,022,647
Accounts receivable, net of allowance for credit losses of $18,278 and $14,833 as of December 31, 2023 and September 30, 2024, respectively	3	1,116,273	1,214,098
Prepaid expenses and other current assets	6	191,566	164,064
Total current assets		$1,891,509	$2,400,809

Property, plant and equipment, net	8	189,803	207,592
Operating lease right-of-use assets		186,167	185,666
Deferred tax assets	22	298,921	288,773
Intangible assets, net	9	53,028	33,337
Goodwill	9	1,683,782	1,683,053
Contract cost assets	19	202,543	200,440
Other assets, net of allowance for credit losses of $4,096 and $6,440 as of December 31, 2023 and September 30, 2024, respectively		299,960	325,990
Total assets		$4,805,713	$5,325,660

Liabilities and equity
Current liabilities
Short-term borrowings	10	$10,000	$—
Current portion of long-term debt	11	432,242	426,069
Accounts payable		27,739	18,513
Income taxes payable	22	38,458	52,793
Accrued expenses and other current liabilities	12	759,180	747,489
Operating leases liability		50,313	49,865
Total current liabilities		$1,317,932	$1,294,729

Long-term debt, less current portion	11	824,720	1,201,439
Operating leases liability		168,015	162,004
Deferred tax liabilities	22	11,706	11,577
Other liabilities	13	234,948	261,218
Total liabilities		$2,557,321	$2,930,967

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 179,494,132 and 176,347,167 issued and outstanding as of December 31, 2023 and September 30, 2024, respectively		1,789	1,758
Additional paid-in capital		1,883,944	1,922,042
Retained earnings		1,085,209	1,207,387
Accumulated other comprehensive income (loss)		(722,550)	(736,494)
Total equity		$2,248,392	$2,394,693
Commitments and contingencies	23
Total liabilities and equity		$4,805,713	$5,325,660

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2023	2024	2023	2024
Net revenues	19	$1,135,792	$1,210,949	$3,330,635	$3,518,398
Cost of revenue		732,962	779,511	2,167,524	2,274,104
Gross profit		$402,830	$431,438	$1,163,111	$1,244,294
Operating expenses:
Selling, general and administrative expenses		229,731	243,315	675,642	717,988
Amortization of acquired intangible assets	9	7,497	6,495	24,009	19,980
Other operating (income) expense, net	20	(91)	(22)	(4,665)	(5,561)
Income from operations		$165,693	$181,650	$468,125	$511,887
Foreign exchange gains, net		2,975	1,133	3,698	4,424
Interest income (expense), net	21	(13,255)	(12,387)	(35,020)	(36,167)
Other income (expense), net		(508)	5,091	6,947	14,128
Income before income tax expense		$154,905	$175,487	$443,750	$494,272
Income tax expense	22	37,312	42,669	103,804	122,517
Net income		$117,593	$132,818	$339,946	$371,755
Earnings per common share	17
Basic		$0.65	$0.75	$1.86	$2.07
Diluted		$0.64	$0.74	$1.83	$2.06
Weighted average number of common shares used in computing earnings per common share	17
Basic		181,399,897	177,595,400	182,808,518	179,221,213
Diluted		183,801,791	179,714,223	185,737,729	180,854,682

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Net income	$117,593	$132,818	$339,946	$371,755
Other comprehensive income:
Currency translation adjustments	(30,391)	22,765	(21,283)	(1,695)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 5)	(10,677)	(18,583)	10,963	(11,810)
Retirement benefits (expense), net of taxes	201	(185)	1,246	(439)
Other comprehensive income (loss)	(40,867)	3,997	(9,074)	(13,944)
Comprehensive income	$76,726	$136,815	$330,872	$357,811

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2023	181,318,104	$1,807	$1,831,425	$800,964	$(701,332)	$1,932,864
Issuance of common shares under the employee stock purchase plan (Note 15)	80,650	1	2,709	—	—	2,710
Net settlement on vesting of restricted share units (Note 15)	13,645	1	(218)	—	—	(217)
Net settlement on vesting of performance units (Note 15)	—	—	—	—	—	0
Stock repurchased and retired (Note 16)	—	—	—	—	—	0
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	—	—	0
Stock-based compensation expense (Note 15)	—	—	22,314	—	—	22,314
Comprehensive income (loss):
Net income (loss)	—	—	—	117,593	—	117,593
Other comprehensive income (loss)	—	—	—	—	(40,867)	(40,867)
Dividend ($0.1375 per common share, Note 16)	—	—	—	(24,944)	—	(24,944)
Balance as of September 30, 2023	181,412,399	$1,809	$1,856,230	$893,613	$(742,199)	$2,009,453

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2023
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 15)	1,287,280	13	25,424	—	—	25,437
Issuance of common shares under the employee stock purchase plan (Note 15)	255,123	3	9,198	—	—	9,201
Net settlement on vesting of restricted share units (Note 15)	361,389	4	(8,648)	—	—	(8,644)
Net settlement on vesting of performance units (Note 15)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 16)	(3,828,084)	(38)	—	(150,433)	—	(150,471)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(677)	—	(677)
Stock-based compensation expense (Note 15)	—	—	63,850	—	—	63,850
Comprehensive income (loss):
Net income (loss)	—	—	—	339,946	—	339,946
Other comprehensive income (loss)	—	—	—	—	(9,074)	(9,074)
Dividend ($0.413 per common share, Note 16)	—	—	—	(75,230)	—	(75,230)
Balance as of September 30, 2023	181,412,399	$1,809	$1,856,230	$893,613	$(742,199)	$2,009,453

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759
Issuance of common shares under the employee stock purchase plan (Note 15)	69,393	1	2,449	—	—	2,450
Net settlement on vesting of restricted share units (Note 15)	35,513	—	(148)	—	—	(148)
Stock repurchased and retired (Note 16)	(1,935,320)	(19)	—	(74,913)	—	(74,932)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(38)	—	(38)
Stock-based compensation expense (Note 15)	—	—	19,726	—	—	19,726
Comprehensive income (loss):
Net income (loss)	—	—	—	132,818	—	132,818
Other comprehensive income (loss)	—	—	—		3,997	3,997
Dividend ($0.1525 per common share, Note 16)	—	—	—	(26,939)		(26,939)
Balance as of September 30, 2024	176,347,167	$1,758	$1,922,042	$1,207,387	$(736,494)	$2,394,693

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 15)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 15)	261,281	3	8,236	—	—	8,239
Net settlement on vesting of restricted share units (Note 15)	307,298	3	(4,431)	—	—	(4,428)
Net settlement on vesting of performance units (Note 15)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 16)	(4,720,308)	(47)	—	(167,515)	—	(167,562)
Expenses related to stock repurchased, including taxes (Note 16)	—	—	—	(294)	—	(294)
Stock-based compensation expense (Note 15)	—	—	47,276		—	47,276
Comprehensive income (loss):
Net income (loss)	—	—	—	371,755	—	371,755
Other comprehensive income (loss)	—	—	—		(13,944)	(13,944)
Dividend ($0.4575 per common share, Note 16)	—	—	—	(81,768)	—	(81,768)
Balance as of September 30, 2024	176,347,167	$1,758	$1,922,042	$1,207,387	$(736,494)	$2,394,693

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2023	2024
Operating activities
Net income	$339,946	$371,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,410	51,830
Amortization of debt issuance costs	1,473	1,749
Amortization of acquired intangible assets	24,009	19,980
Loss on the sale of the business classified as held for sale (refer to Note 7)	802	—
Allowance for credit losses (refer to Note 3)	5,081	12,395
Unrealized gain (loss) on revaluation of foreign currency assets/liabilities	1,283	(7,909)
Stock-based compensation expense	63,850	47,276
Deferred tax (benefit) expense	(7,092)	14,509
Others, net	1,512	386
Change in operating assets and liabilities:
Increase in accounts receivable	(73,400)	(95,790)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(110,227)	(5,752)
Decrease in accounts payable	(9,196)	(8,021)
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(80,694)	(5,056)
Increase in income taxes payable	87,149	14,825
Net cash provided by operating activities	$298,906	$412,177
Investing activities
Purchase of property, plant and equipment	(37,330)	(63,049)
Payment for internally generated intangible assets (including intangibles under development)	(2,569)	(1,787)
Proceeds from sale of property, plant and equipment	21	128
Payment for business acquisitions, net of cash acquired	(682)	—
Payment for divestiture of business	(19,510)	—
Net cash used for investing activities	$(60,070)	$(64,708)
Financing activities
Repayment of finance lease obligations	(9,168)	(8,238)
Payment of debt issuance and refinancing costs	—	(4,123)
Proceeds of long-term debt	—	400,000
Repayment of long-term debt	(19,875)	(26,500)
Proceeds from short-term borrowings	148,000	50,000
Repayment of short-term borrowings	(244,000)	(60,000)
Proceeds from issuance of common shares under stock-based compensation plans	34,638	12,170
Payment for net settlement of stock-based awards	(19,687)	(21,307)
Payment of earn-out consideration	(2,399)	—
Dividend paid	(75,230)	(81,768)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(150,548)	(167,656)
Net cash (used for) provided by financing activities	$(338,269)	$92,578
Net (decrease) increase in cash and cash equivalents	(99,433)	440,047
Effect of exchange rate changes	(6,328)	(1,070)
Cash and cash equivalents at the beginning of the period	646,765	583,670
Cash and cash equivalents at the end of the period	$541,004	$1,022,647
Supplementary information
Cash paid during the period for interest	$31,551	$39,180
Cash paid during the period for income taxes, net of refund	$123,395	$77,983
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients. The Company has over 138,500 employees serving clients in key industry verticals from more than 35 countries.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, valuation of derivative financial instruments, measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, nature and timing of the satisfaction of performance obligations, standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

The Company records deferred revenue attributable to certain process transition activities where such activities do not represent separate performance obligations. Revenues relating to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. Costs relating to such transition activities are fulfillment costs which are directly related to the contract and result in the enhancement of resources. Such costs are expected to be recoverable under the contract and are therefore classified as contract cost assets and recognized ratably over the estimated expected period of benefit under cost of revenue.

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

(h) Cost of revenue

Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for customers, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. It also includes operational expenses, such as facilities maintenance expenses, travel and living expenses, rent, IT expenses, contract resources with specialized skills who are directly responsible for the performance of services for clients, and other billable costs related to the Company’s clients. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.

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

The following recently released accounting standard has been adopted by the Company:

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This ASU requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted this ASU beginning January 1, 2024. The adoption of this ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

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

3. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2023	Nine months ended September 30, 2024
Opening balance as of January 1	$20,442	$18,278
Additions (net), charged to income statement	3,081	7,051
Deductions/effect of exchange rate fluctuations	(5,245)	(10,496)
Closing balance	$18,278	$14,833

Accounts receivable were $1,134,551 and $1,228,931, and allowances for credit losses were $18,278 and $14,833, resulting in net accounts receivable balances of $1,116,273 and $1,214,098 as of December 31, 2023 and September 30, 2024, respectively.

In addition, deferred billings were $90,094 and $112,793 and allowances for credit losses on deferred billings were $4,096 and $6,440, resulting in net deferred billings balances of $85,998 and $106,353 as of December 31, 2023 and September 30, 2024, respectively.

During the three months ended September 30, 2023 and 2024, the Company recorded a charge of $267 and $928, respectively, and for the nine months ended September 30, 2023 and 2024, a charge of $414 and $5,344, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheet as of December 31, 2023 and September 30, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Accounts receivable, net of allowance for credit losses (Continued)

The Company has a revolving accounts receivable-based facility of $75,000 and $60,000 as of December 31, 2023 and September 30, 2024, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the year ended December 31, 2023 and the nine months ended September 30, 2024 was $51,367 and $55,870, respectively. The principal amount outstanding against this facility as of December 31, 2023 and September 30, 2024 was $51,344 and $53,069, respectively. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2023 and 2024 was $454 and $589, respectively, and $1,368 and $2,015, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $324,401 during the year ended December 31, 2023, and $191,295 during the nine months ended September 30, 2024, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2023 and 2024 was $2,011 and $1,395, respectively, and $5,981 and $4,436, respectively.

4. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2023 and September 30, 2024:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

	As of September 30, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$15,324	$—	$15,324	$—
Deferred compensation plan assets (Note a, d)	60,991	—	—	60,991
Total	$76,315	$—	$15,324	$60,991
Liabilities
Derivative instruments (Note b, c)	35,067	—	35,067	—
Deferred compensation plan liability (Note b, e)	60,354	—	—	60,354
Total	$95,421	$—	$35,067	$60,354

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2023 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Opening balance	$—	$—	$2,517	$—
Payments made on earn-out consideration	—	—	(2,399)	—
Change in fair value of earn-out consideration (Note a)	—	—	(118)	—
Closing balance	$—	$—	$—	$—

(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2023 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Opening balance	$47,975	$56,992	$40,261	$51,983
Additions (net of redemption)	555	747	3,752	1,547
Change in fair value of deferred compensation plan assets (Note a)	(1,586)	3,252	2,931	7,461
Closing balance	$46,944	$60,991	$46,944	$60,991

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2023 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Opening balance	$47,313	$56,311	$39,654	$51,354
Additions (net of redemption)	555	746	3,752	1,547
Change in fair value of deferred compensation plan liabilities (Note a)	(1,536)	3,297	2,926	7,453
Closing balance	$46,332	$60,354	$46,332	$60,354

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,892,800	$2,385,500	$5,278	$66
United States Dollars (sell) Mexican Peso (buy)	66,000	71,750	2,129	(6,907)
United States Dollars (sell) Philippines Peso (buy)	118,500	136,650	637	(4)
Euro (sell) United States Dollars (buy)	222,363	233,085	(3,499)	(3,822)
Euro (sell) Romanian Leu (buy)	66,384	16,740	90	296
Japanese Yen (sell) Chinese Renminbi (buy)	52,562	44,648	803	1,528
United States Dollars (sell) Chinese Renminbi (buy)	40,800	52,800	(638)	(369)
Pound Sterling (sell) United States Dollars (buy)	14,915	7,537	(398)	(495)
United States Dollars (sell) Hungarian Font (buy)	32,000	29,250	809	538
Australian Dollars (sell) Indian Rupees (buy)	90,077	123,127	(1,914)	(5,451)
United States Dollars (sell) Polish Zloty (buy)	51,000	47,250	3,046	2,165
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	323	121
Israeli Shekel (buy) United States Dollars (sell)	15,000	15,000	1,175	(53)
South African Rand (sell) United States Dollars (buy)	27,000	27,000	216	(3,087)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	55	(29)
United States Dollars (sell) Costa Rica Colon (buy)	13,000	13,000	555	67
United States Dollars (sell) Canadian Dollar (buy)	—	9,000	—	(46)
Pound Sterling (buy) United States Dollar (sell)	22,300	—	669	—
United States Dollars (sell) Malaysian Ringgit (buy)	18,000	4,500	161	523
Interest rate swaps (floating to fixed)	148,125	237,500	(4,553)	(4,784)
			$4,944	$(19,743)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024
Assets
Prepaid expenses and other current assets	$13,273	$10,156	$5,783	$611
Other assets	$3,251	$4,557	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,833	$11,311	$1,276	$4,896
Other liabilities	$9,254	$18,860	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2023 and September 30, 2024 was $368 and $247, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined below). The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2024 was $371.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2023			2024
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$21,297	$(5,368)	$15,928	$11,651	$(3,927)	$7,724
Net gains (losses) reclassified into statement of income on completion of hedged transactions	3,595	(946)	2,649	2,696	(755)	1,941
Changes in fair value of effective portion of outstanding derivatives, net	(9,872)	1,843	(8,028)	(24,537)	7,895	(16,642)
Gain (loss) on cash flow hedging derivatives, net	(13,467)	2,789	(10,677)	(27,233)	8,650	(18,583)
Closing balance	$7,830	$(2,579)	$5,251	$(15,582)	$4,723	$(10,859)

	Nine months ended September 30,
	2023			2024
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(7,255)	$1,543	$(5,712)	$805	$146	$951
Net gains (losses) reclassified into statement of income on completion of hedged transactions	10,622	(2,698)	7,924	9,241	(2,527)	6,714
Changes in fair value of effective portion of outstanding derivatives, net	25,707	(6,820)	18,887	(7,146)	2,050	(5,096)
Gain (loss) on cash flow hedging derivatives, net	15,085	(4,122)	10,963	(16,387)	4,577	(11,810)
Closing balance	$7,830	$(2,579)	$5,251	$(15,582)	$4,723	$(10,859)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024		2023	2024	2023	2024
Forward foreign exchange contracts	$(9,809)	$(22,556)	$24,076	$(7,666)	Revenue	$(222)	$414	$1,007	$1,326
Interest rate swaps	$(63)	$(1,981)	$1,631	$917	Cost of revenue	2,199	1,569	1,301	5,617
Treasury rate lock	$—	$—	$—	$(397)	Selling, general and administrative expenses	325	214	212	1,054
					Interest expense	1,293	499	8,102	1,244
	$(9,872)	$(24,537)	$25,707	$(7,146)		$3,595	$2,696	$10,622	$9,241

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three and nine months ended September 30, 2023 and 2024, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2023	2024	2023	2024
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(5,689)	$(3,473)	$8,034	$(3,908)
		$(5,689)	$(3,473)	$8,034	$(3,908)

(a)These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains, net in the consolidated statements of income.
6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2023	As of September 30, 2024
Advance income and non-income taxes	$90,136	$60,443
Contract asset (Note 19)	17,454	19,433
Prepaid expenses	36,196	49,429
Derivative instruments (Note 5)	19,056	10,767
Employee advances	5,087	2,633
Deposits	4,406	5,446
Advances to suppliers	1,689	2,208
Others	17,542	13,705
Total	$191,566	$164,064

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

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2023	As of September 30, 2024
Property, plant and equipment, gross	$780,134	$820,082
Less: Accumulated depreciation and amortization	(590,331)	(612,490)
Property, plant and equipment, net	$189,803	$207,592

Depreciation expense on property, plant and equipment for the three months ended September 30, 2023 and 2024 was $12,198 and $13,752, respectively, and for the nine months ended September 30, 2023 and 2024 was $37,466 and $40,937, respectively. Computer software amortization for the three months ended September 30, 2023 and 2024 was $664 and $490, respectively, and for the nine months ended September 30, 2023 and 2024 was $2,060 and $1,538, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2023 and the nine months ended September 30, 2024:

	For the year ended December 31, 2023	For the nine months ended September 30, 2024
Opening balance	1,684,196	1,683,782
Effect of exchange rate fluctuations	(414)	(729)
Closing balance	1,683,782	1,683,053

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,736	592,907	682,553	1,684,196
Effect of exchange rate fluctuations	(62)	(127)	(225)	(414)
Closing balance	408,674	592,780	682,328	1,683,782

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,674	592,780	682,328	1,683,782
Effect of exchange rate fluctuations	(120)	(229)	(380)	(729)
Closing balance	408,554	592,551	681,948	1,683,053

The total amount of goodwill deductible for tax purposes was $263,910 and $242,481 as of December 31, 2023 and September 30, 2024, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2023			As of September 30, 2024
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$474,090	$436,104	$37,986	$474,310	$451,902	$22,408
Marketing-related intangible assets	97,840	88,648	9,192	97,855	92,552	5,303
Technology-related intangible assets	129,600	123,750	5,850	131,304	125,678	5,626
	$701,530	$648,502	$53,028	$703,469	$670,132	$33,337

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended September 30, 2023 and 2024 were $7,497 and $6,495, respectively, and for the nine months ended September 30, 2023 and 2024 were $24,009 and $19,980, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended September 30, 2023 and 2024 were $2,092 and $534, respectively, and for the nine months ended September 30, 2023 and 2024 were $6,465 and $1,490, respectively.

During the three and nine months ended September 30, 2023 and 2024, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were recoverable. There was no impairment expense recorded in the three and nine months ended September 30, 2023 and 2024.

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and September 30, 2024, the limits available were $23,302 and $22,893, respectively, of which $9,336 and $8,768, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg, each wholly-owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2023 and September 30, 2024. As of December 31, 2023 and September 30, 2024, a total of $11,627 and $1,532, respectively, was utilized, of which $10,000 and $0, respectively, constituted funded drawdown and $1,627 and $1,532, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2023 and September 30, 2024, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of September 30, 2024, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2023 and September 30, 2024, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,258 and $997, was $508,867 and $482,628, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of September 30, 2024 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of September 30, 2024, net of debt amortization expense, is as follows:

Year ending	Amount
2024	6,540
2025	26,173
2026	26,192
2027	423,723
Total	$482,628

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as an additional interest expense. As of December 31, 2023 and September 30, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $536 and $99, was $399,464 and $399,901, respectively, which is payable on December 1, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and September 30, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,369 and $917, respectively, was $348,631 and $349,083, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2019 Senior Notes and the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of September 30, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $4,103, was $395,897, which is payable on June 4, 2029.

The Company pays interest on (i) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, (ii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (iii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of December 1, 2024, April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2019 Senior Notes, November 1, 2024, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2019 and 2021 Senior Notes is subject to adjustment if the credit rating of the 2019 and 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2024, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2023	As of September 30, 2024
Credit facility, net of amortization expenses	$508,867	$482,628
3.375% 2019 Senior Notes, net of debt amortization expenses	399,464	399,901
1.750% 2021 Senior Notes, net of debt amortization expenses	348,631	349,082
6.000% 2024 Senior Notes, net of debt amortization expenses	—	395,897
Total	$1,256,962	$1,627,508
Current portion	432,242	426,069
Non-current portion	824,720	1,201,439
Total	$1,256,962	$1,627,508

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2023	As of September 30, 2024
Accrued expenses	$165,378	$194,692
Accrued employee cost	322,601	280,908
Statutory liabilities	76,022	65,306
Retirement benefits	2,386	1,806
Compensated absences	29,779	31,352
Derivative instruments (Note 5)	8,109	16,207
Contract liabilities (Note 19)	112,435	105,746
Finance leases liability	10,837	9,720
Other liabilities	31,633	41,752
	$759,180	$747,489
13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2023	As of September 30, 2024
Accrued expenses	$40,866	$46,758
Accrued employee cost	3,329	5,460
Retirement benefits	13,947	14,379
Compensated absences	50,214	51,362
Derivative instruments (Note 5)	9,254	18,860
Contract liabilities (Note 19)	59,393	54,277
Finance leases liability	6,874	8,834
Others	51,071	61,288
	$234,948	$261,218

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

Net defined benefit plan costs for the three and nine months ended September 30, 2023 and 2024 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Service costs	$3,781	$4,274	$11,290	$12,891
Interest costs	1,750	1,994	5,221	6,028
Amortization of actuarial loss	166	60	500	182
Expected return on plan assets	(1,261)	(1,351)	(3,781)	(4,069)
Net defined benefit plan costs	$4,436	$4,977	$13,230	$15,032

Defined contribution plans
During the three and nine months ended September 30, 2023 and 2024, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
India	$12,369	$14,029	$35,407	$40,517
U.S.	4,976	4,664	15,199	15,815
U.K.	4,295	4,227	14,457	14,246
China	6,787	7,315	20,309	21,625
Other Regions	4,851	4,487	14,952	14,009
Total	$33,278	$34,722	$100,324	$106,212

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

The liability for the deferred compensation plan was $51,354 and $60,354 as of December 31, 2023 and September 30, 2024, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $51,983 and $60,991 as of December 31, 2023 and September 30, 2024, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended September 30, 2023 and 2024, the change in the fair value of Plan assets was $(1,586) and $3,252, respectively, and during the nine months ended September 30, 2023 and 2024, the change in the fair value of Plan assets was $2,931 and $7,461, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended September 30, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $(1,536) and $3,297, respectively, and during the nine months ended September 30, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $2,926 and $7,453, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended September 30, 2023 and 2024 were $22,007 and $19,516, respectively, and for the nine months ended September 30, 2023 and 2024 were $62,692 and $46,381, respectively. These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
No options were granted in the nine months ended September 30, 2023 and September 30, 2024.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
A summary of stock option activity during the nine months ended September 30, 2024 is set out below:

	Nine Months Ended September 30, 2024
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	5,998,148	35.77	5.5	—
Granted	—	—	—	—
Forfeited	(226,691)	45.13	—	—
Expired	(183,810)	45.19	—	—
Exercised	(135,051)	29.11	—	519
Outstanding as of September 30, 2024	5,452,596	35.23	4.6	34,216
Vested as of September 30, 2024 and expected to vest thereafter (Note a)	5,328,363	34.96	4.6	34,216
Vested and exercisable as of September 30, 2024	4,321,836	32.32	4.1	34,216
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2024, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $5,662, which will be recognized over the weighted average remaining requisite vesting period of 1.7 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2024 is set out below:

	Nine Months Ended September 30, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,036,616	42.87
Granted	1,788,839	34.13
Vested (Note a)	(385,515)	41.75
Forfeited	(219,258)	39.58
Outstanding as of September 30, 2024	2,220,682	36.34
Expected to vest (Note b)	2,020,866

(a)385,515 RSUs vested during the nine months ended September 30, 2024, in respect of which 256,393 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2024.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

9,103 RSUs vested in the year ended December 31, 2023, in respect of which 4,983 shares were issued during the nine months ended September 30, 2024 after withholding shares to the extent of minimum statutory withholding taxes.

46,358 RSUs vested in the year ended December 31, 2022, in respect of which 45,922 shares were issued during the nine months ended September 30, 2024 after withholding shares to the extent of minimum statutory withholding taxes.

As of September 30, 2024, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $52,495, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

The fair value of each PU granted to employees in the nine months ended September 30, 2024 was estimated on the date of grant using the following valuation assumptions:

Nine months ended September 30, 2024
Dividend yield	1.62% - 1.81%
Expected life (years)	2.38 - 2.80
Risk-free rate for expected life	3.83% - 4.37%
Volatility for expected life	24.24% - 26.33%

A summary of PU activity during the nine months ended September 30, 2024 is set out below:

	Nine Months Ended September 30, 2024
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2024	3,649,599	44.32	4,977,057
Granted	1,368,029	32.58	3,283,270
Vested (Note a)	(1,362,776)	44.13	(1,362,776)
Forfeited	(356,375)	42.25	(618,831)
Outstanding as of September 30, 2024	3,298,477	39.75	6,278,720
Expected to vest (Note b)	3,352,715

(a)1,362,776 PUs vested during the nine months ended September 30, 2024, in respect of which 869,713 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2024.
(b)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

As of September 30, 2024, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $63,365, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

During the nine months ended September 30, 2023 and 2024, 255,123 and 261,281 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended September 30, 2023 and 2024 was $307 and $210, respectively, and for the nine months ended September 30, 2023 and 2024 was $1,158 and $895, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

16. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,250,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2023 and 2024, the Company repurchased 3,828,084 and 4,720,308 of its common shares, respectively, on the open market at a weighted average price of $39.31 and $35.50 per share, respectively, for an aggregate cash amount of $150,471 and $167,562, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2023 and 2024, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $677 and $294, respectively.

$231,983 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2024. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Capital stock (Continued)

Dividend
On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing an annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, June 26, 2023 and September 26, 2023, the Company paid a dividend of $0.1375 per share, amounting to $25,255, $25,031 and $24,944 in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023 and September 8, 2023, respectively.

On February 8, 2024, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing a planned annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024, June 26, 2024 and September 25, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492, $27,337 and $26,939 in the aggregate, to shareholders of record as of March 11, 2024, June 10, 2024, and September 11, 2024, respectively.

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,213,546 and 2,510,837 for the nine months ended September 30, 2023 and 2024, respectively, and 2,389,358 and 1,982,664 for the three months ended September 30, 2023 and 2024, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Net income	$117,593	$132,818	$339,946	$371,755
Weighted average number of common shares used in computing basic earnings per common share	181,399,897	177,595,400	182,808,518	179,221,213
Dilutive effect of stock-based awards	2,401,894	2,118,823	2,929,211	1,633,469
Weighted average number of common shares used in computing dilutive earnings per common share	183,801,791	179,714,223	185,737,729	180,854,682
Earnings per common share
Basic	$0.65	$0.75	$1.86	$2.07
Diluted	$0.64	$0.74	$1.83	$2.06

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
The Company disaggregates its revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and nine months ended September 30, 2023 to present comparable information. See Note 19 for additional information.
The CODM continues to review operating segment revenue, which is a GAAP measure, and adjusted income from operations, which is a non-GAAP measure.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	138,194	175,293	313,487	52,991
Consumer and Healthcare	180,190	213,729	393,919	62,299
High Tech and Manufacturing	204,986	223,400	428,386	83,102
Net revenues	523,370	612,422	1,135,792
Others				(3,398)
Total AOI				194,994
Stock-based compensation				(22,314)
Amortization and impairment of acquired intangible assets (other than included above)				(7,495)
Foreign exchange gains, net				2,975
Interest income (expense), net				(13,255)
Income tax expense				(37,312)
Net income				117,593

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	158,579	172,973	331,552	58,271
Consumer and Healthcare	197,438	228,627	426,065	74,465
High Tech and Manufacturing	213,403	239,929	453,332	81,180
Net revenues	569,420	641,529	1,210,949
Others				(955)
Total AOI				212,961
Stock-based compensation				(19,726)
Amortization and impairment of acquired intangible assets (other than included above)				(6,494)
Foreign exchange gains, net				1,133
Interest income (expense), net				(12,387)
Income tax expense				(42,669)
Net income				132,818

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	418,219	495,191	913,410	145,291
Consumer and Healthcare	549,760	624,673	1,174,433	177,581
High Tech and Manufacturing	590,300	652,492	1,242,792	217,014
Net revenues	1,558,279	1,772,356	3,330,635
Business held for sale (refer to Note (a) below and Note 7)			(490)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 7)			3,330,145
Others				18,859
Total AOI				559,946
Stock-based compensation				(63,850)
Amortization and impairment of acquired intangible assets (other than included above)				(23,895)
Foreign exchange gains, net				3,698
Interest income (expense), net				(35,020)
Restructuring (expense)/income (refer to Note 24)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 7)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 7)				(802)
Income tax expense				(103,804)
Net income				339,946
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	AOI
Financial Services	450,813	506,351	957,164	158,369
Consumer and Healthcare	576,450	676,991	1,253,441	211,987
High Tech and Manufacturing	612,035	695,758	1,307,793	224,819
Net revenues	1,639,298	1,879,100	3,518,398
Others				(1,921)
Total AOI				593,254
Stock-based compensation				(47,276)
Amortization and impairment of acquired intangible assets (other than included above)				(19,963)
Foreign exchange gains, net				4,424
Interest income (expense), net				(36,167)
Income tax expense				(122,517)
Net income				371,755

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

During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and nine months ended September 30, 2023 to present comparable information.

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Data-Tech-AI	$523,370	$569,420	$1,558,279	$1,639,298
Digital Operations	612,422	641,529	1,772,356	1,879,100
Net revenues	$1,135,792	$1,210,949	$3,330,635	$3,518,398

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues (Continued)
The following table shows the details of the Company’s contract balances:

	As of December 31, 2023	As of September 30, 2024
Contract assets (Note a)	$33,370	$36,285
Contract liabilities (Note b)
Deferred transition revenue	$116,577	$112,504
Advance from customers	$55,251	$47,519

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2023 and 2024 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended September 30, 2023 and 2024 that was included in the Company's contract liabilities balance at the beginning of the period was $55,007 and $53,189, respectively, and the amount of revenue recognized during the nine months ended September 30, 2023 and 2024 that was included in the Company's contract liabilities balance at the beginning of the period was $140,379 and $98,750, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2024:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$160,023	$105,746	$42,193	$9,796	$2,288

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2023		2024		2023		2024
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$37,556	$156,231	$40,252	$163,150	$34,805	$181,865	$41,964	$160,579
Closing balance	38,411	158,718	40,078	160,362	38,411	158,718	40,078	160,362
Amortization	7,446	20,354	7,604	20,060	22,012	68,460	21,286	57,075

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Loss on the sale of business classified as held for sale (refer to Note 7)	$—	$—	$802	$—
Gain on termination of lease (refer to Note 24)	—	—	(4,874)	—
Other operating (income) expense*	(91)	(22)	(593)	(5,561)
Other operating (income) expense, net	$(91)	$(22)	$(4,665)	$(5,561)

*See Note 7 for additional information about other operating (income) expense, net for the nine months ended September 30, 2024.
21. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Interest income	$4,582	$10,323	$13,005	$22,718
Interest expense	(17,837)	(22,710)	(48,025)	(58,885)
Interest income (expense), net	$(13,255)	$(12,387)	$(35,020)	$(36,167)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 24.3% for the three months ended September 30, 2024, up from 24.1% for the three months ended September 30, 2023. The increase in the Company’s ETR in the three months ended September 30, 2024 was primarily driven by lower discrete benefits in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

The Company’s ETR was 24.8% for the nine months ended September 30, 2024, up from 23.4% for the nine months ended September 30, 2023. The increase in the Company’s ETR in the nine months ended September 30, 2024 was primarily driven by lower tax deductions related to stock-based compensation in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2024:

Nine months ended September 30, 2024
Opening balance at January 1	$19,236
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(37)
Decrease related to settlements with taxing authorities	(341)
Effect of exchange rate changes	(87)
Closing balance at September 30	$18,771

As of December 31, 2023 and September 30, 2024, the Company had unrecognized tax benefits amounting to $19,236 and $18,771, respectively, which, if recognized, would impact the Company’s ETR.

As of December 31, 2023 and September 30, 2024, the Company had accrued $3,312 and $3,387, respectively, in interest and $499 and $512, respectively, for penalties relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

22. Income taxes (Continued)

During the year ended December 31, 2023 and the nine months ended September 30, 2024, the Company recognized approximately $220 and $(813), respectively, in interest related to income taxes.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2023 and September 30, 2024, the Company has committed to spend $15,982 and $33,533, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,963 and $10,300 as of December 31, 2023 and September 30, 2024, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $110,448, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. During 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA have filed an appeal challenging this most recent decision of the Tribunal before the Delhi High Court. The Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of September 30, 2024.

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

In the second quarter of 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874 in the nine months ended September 30, 2023. There was no restructuring charge in the nine months ended September 30, 2024.

25. Subsequent events
Dividend
On October 17, 2024, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2024 of $0.1525 per common share, which is payable on December 23, 2024 to shareholders of record as of the close of business on December 9, 2024. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, including any escalation of such conflicts, and future actions that may be taken by the United States and other countries in response;
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

Macroeconomic environment

Our results of operations are affected by economic conditions, including the overall inflationary environment and levels of business confidence. In the third quarter of 2024, continued economic and geopolitical uncertainty in many markets around the world, including with respect to monetary policy and slowing global economic growth, impacted our business and may continue to impact our business in the future.

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

Overview
We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 138,500 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2024, we recorded net revenues of $1,210.9 million, of which $569.4 million, or 47.0%, was from Data-Tech-AI services, with the remaining $641.5 million, or 53.0%, from Digital Operations services.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2023 and 2024.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2023	2024	2023	2024	2024 vs. 2023	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI1	$523.4	$569.4	$1,558.3	$1,639.3	8.8%	5.2%
Digital Operations[1]	612.4	641.5	1,772.4	1,879.1	4.8%	6.0%
Net revenues	$1,135.8	$1,210.9	$3,330.6	$3,518.4	6.6%	5.6%
Cost of revenue	733.0	779.5	2,167.5	2,274.1	6.4%	4.9%
Gross profit	402.8	431.4	1,163.1	1,244.3	7.1%	7.0%
Gross profit margin	35.5%	35.6%	34.9%	35.4%
Operating expenses
Selling, general and administrative expenses	229.7	243.3	675.6	718.0	5.9%	6.3%
Amortization of acquired intangible assets	7.5	6.5	24.0	20.0	(13.4)%	(16.8)%
Other operating (income) expense, net	(0.1)	—	(4.7)	(5.6)	(75.8)%	19.2%
Income from operations	165.7	181.7	468.1	511.9	9.6%	9.3%
Income from operations as a percentage of net revenues	14.6%	15.0%	14.1%	14.5%
Foreign exchange gains, net	3.0	1.1	3.7	4.4	(61.9)%	19.6%
Interest income (expense), net	(13.3)	(12.4)	(35.0)	(36.2)	(6.5)%	3.3%
Other income (expense), net	(0.5)	5.1	6.9	14.1	NM*	103.4%
Income before income tax expense	154.9	175.5	443.8	494.3	13.3%	11.4%
Income tax expense	37.3	42.7	103.8	122.5	14.4%	18.0%
Net income	$117.6	$132.8	$339.9	$371.8	12.9%	9.4%
Net income as a percentage of net revenues	10.4%	11.0%	10.2%	10.6%
*Not meaningful
1 We disaggregate our revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, we realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, we have updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the three and nine months ended September 30, 2023 to present comparable information. For additional information, see Note 19—“Net revenues” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net revenues. Our net revenues were $1,210.9 million in the third quarter of 2024, up $75.2 million, or 6.6%, from $1,135.8 million in the third quarter of 2023.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Argentine peso, Japanese yen and Indian rupee against the U.S. dollar, our net revenues grew 7.0% in the third quarter of 2024 compared to the third quarter of 2023 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 9.1% to approximately 137,500 in the third quarter of 2024 from approximately 126,000 in the third quarter of 2023.

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI	$523.4	$569.4	8.8%
Digital Operations	612.4	641.5	4.8%
Net revenues	$1,135.8	$1,210.9	6.6%

Net revenues from Data-Tech-AI services in the third quarter of 2024 were $569.4 million, up $46.1 million, or 8.8%, from $523.4 million in the third quarter of 2023. This increase was largely driven by an increase in revenue from our AI and advanced tech services as well as data and analytics services in the third quarter of 2024 compared to the third quarter of 2023.

Net revenues from Digital Operations services in the third quarter of 2024 were $641.5 million, up $29.1 million, or 4.8%, from $612.4 million in the third quarter of 2023, primarily due to ramp-ups of services from recently signed large deals.
Revenues by segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$313.5	$331.6	5.8%
Consumer and Healthcare	393.9	426.1	8.2%
High Tech and Manufacturing	428.4	453.3	5.8%
Net revenues	1,135.8	1,210.9	6.6%

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 5.8% in the third quarter of 2024 compared to the third quarter of 2023, largely due to an increase in AI and advanced tech services as well as data and analytics services. Net revenues from our Consumer and Healthcare segment increased by 8.2% in the third quarter of 2024 compared to the third quarter of 2023, largely driven by ramp-ups of services from recently signed large deals and an increase in data and analytics services. Net revenues from our High Tech and Manufacturing segment increased by 5.8% in the third quarter of 2024 compared to the third quarter of 2023, largely driven by ramp-ups of deals signed in 2023 as well as recently signed deals and an increase in AI and advanced tech services.

Cost of revenue. Cost of revenue was $779.5 million in the third quarter of 2024, up $46.5 million, or 6.4%, from $733.0 million in the third quarter of 2023. The increase in cost of revenue in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) increased spending on professional services and (iv) higher infrastructure expenses. This increase was partially offset by lower stock-based compensation expense in the third quarter of 2024 compared to the third quarter of 2023.

Gross margin. Our gross margin increased from 35.5% in the third quarter of 2023 to 35.6% in the third quarter of 2024. The increase in gross margin was primarily driven by revenue growth and lower stock-based compensation expense, partially offset by an increase in our operational headcount and wage inflation, net of contractual cost-of-living-adjustments ("COLA"), in the third quarter of 2024 compared to the third quarter of 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues decreased from 20.2% in the third quarter of 2023 to 20.1% in the third quarter of 2024. SG&A expenses were $243.3 million in the third quarter of 2024, up $13.6 million, or 5.9%, from $229.7 million in the third quarter of 2023. The increase in SG&A expenses was primarily due to an increase in our sales and marketing spend to support growth as well as higher travel related expenses and wage inflation in the third quarter of 2024 compared to the third quarter of 2023. This increase was partially offset by lower stock-based compensation expense and operating leverage in support functions in the third quarter of 2024 compared to the third quarter of 2023.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $6.5 million in the third quarter of 2024, down $1.0 million, or 13.4%, from $7.5 million in the third quarter of 2023. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.0 million in the third quarter of 2024, consistent with $0.1 million in the third quarter of 2023.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 14.6% in the third quarter of 2023 to 15.0% in the third quarter of 2024. Income from operations increased by $16.0 million from $165.7 million in the third quarter of 2023 to $181.7 million in the third quarter of 2024, primarily due to higher revenue and a higher gross margin, partially offset by higher SG&A expenses in the third quarter of 2024 compared to the third quarter of 2023.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $1.1 million in the third quarter of 2024 compared to a net foreign exchange gain of $3.0 million in the third quarter of 2023. The gain in the third quarter of 2023 and 2024 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $12.4 million in the third quarter of 2024, down $0.9 million from $13.3 million in the third quarter of 2023, primarily due to a $5.7 million increase in interest income, partially offset by a $4.9 million increase in interest expense. Our interest income increased from $4.6 million in the third quarter of 2023 to $10.3 million in the third quarter of 2024, primarily due to higher cash balances in the third quarter of 2024 compared to the third quarter of 2023. The increase in interest expense was largely due to an incremental interest expense on the senior notes issued in June 2024 and lower gains on interest rate swaps entered into to hedge interest rate exposure on our term loan. This increase in interest expense was partially offset by lower interest expense on our revolving credit facility and term loan due to lower volumes in the third quarter of 2024 compared to third quarter of 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.1% in the third quarter of 2023 to 4.6% in the third quarter of 2024. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $5.1 million in the third quarter of 2024, compared to other expense (net of income) of $0.5 million in the third quarter of 2023, primarily due to a gain on changes in the fair value of assets in our deferred compensation plan in the third quarter of 2024 compared to a corresponding loss in the third quarter of 2023.

Income tax expense. Our income tax expense was $42.7 million in the third quarter of 2024, up from $37.3 million in the third quarter of 2023, representing an effective tax rate (“ETR”) of 24.3% in the third quarter of 2024, up from 24.1% in the third quarter of 2023. The increase in our ETR was primarily driven by lower discrete benefits in the third quarter of 2024 compared to the third quarter of 2023.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 11.0% in the third quarter of 2024, up from 10.4% in the third quarter of 2023.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $18.0 million, from $195.0 million in the third quarter of 2023 to $213.0 million in the third quarter of 2024. Our AOI margin increased from 17.2% in the third quarter of 2023 to 17.6% in the third quarter of 2024, largely due to improved operational efficiencies in the third quarter of 2024 compared to the third quarter of 2023.
AOI and AOI margin are non-GAAP measures and are not based on any comprehensive set of accounting rules or principles. They should not be considered as a substitute for, or superior to, financial measures calculated in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI alongside our reported results offers useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations. A limitation of using AOI versus net income calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles. We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.
We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange (gains)/losses, net, (iv) interest (income) expense, net, and (v) income tax expense, as we believe that our results after considering these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2023 and 2024:

	Three months ended September 30,
	2023	2024
	(dollars in millions)
Net income	$117.6	$132.8
Foreign exchange gains, net	(3.0)	(1.1)
Interest (income) expense, net	13.3	12.4
Income tax expense	37.3	42.7
Stock-based compensation expense	22.3	19.7
Amortization and impairment of acquired intangible assets	7.5	6.5
Adjusted income from operations	$195.0	$213.0

The following table sets forth our AOI by segment for the three months ended September 30, 2023 and 2024:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	$53.0	$58.3	10.0%
Consumer and Healthcare	62.3	74.5	19.5%
High Tech and Manufacturing	83.1	81.2	(2.3)%
Total reportable segment	198.4	214.0	7.9%
Others	(3.4)	(1.0)	(71.9)%
Adjusted income from operations	195.0	213.0	9.2%

AOI of our Financial Services segment increased to $58.3 million in the third quarter of 2024 from $53.0 million in the third quarter of 2023, primarily due to higher revenues and operating efficiency in the third quarter of 2024 compared to the third quarter of 2023. AOI of our Consumer and Healthcare segment increased to $74.5 million in the third quarter of 2024 from $62.3 million in the third quarter of 2023, largely due to higher revenue from large deal ramp-ups and operating efficiencies in the third quarter of 2024 compared to the third quarter of 2023. AOI of our High Tech and Manufacturing segment decreased to $81.2 million in the third quarter of 2024 from $83.1 million in the third quarter of 2023, primarily driven by higher investment in delivery commitments, partially offset by higher revenue, in the third quarter of 2024 compared to the third quarter of 2023.

AOI for “Others” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads which is not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine months ended September 30, 2024 Compared to the Nine months ended September 30, 2023
Net revenues. Our net revenues were $3,518.4 million in the nine months ended September 30, 2024, up $187.8 million, or 5.6%, from $3,330.6 million in the nine months ended September 30, 2023.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Chinese yuan, Australian dollar, Indian rupee and South African rand against the U.S. dollar, our net revenues grew 6.0% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 on a constant currency3 basis. We provide information about our revenue growth on a constant currency3 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Net revenues on a constant currency3 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 10.1% to approximately 133,900 in the nine months ended September 30, 2024 from approximately 121,600 in the nine months ended September 30, 2023.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Data-Tech-AI	$1,558.3	1,639.3	5.2%
Digital Operations	1,772.4	1,879.1	6.0%
Net revenues	$3,330.6	$3,518.4	5.6%

Net revenues from Data-Tech-AI services in the nine months ended September 30, 2024 were $1,639.3 million, up $81.0 million, or 5.2%, from $1,558.3 million in the nine months ended September 30, 2023. This increase was largely driven by ramp-ups of services from recently signed large deals and an increase in revenue from our data and analytics solutions embedded in our finance and accounting, supply chain and risk management services in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net revenues from Digital Operations services in the nine months ended September 30, 2024 were $1,879.1 million, up $106.7 million, or 6.0%, from $1,772.4 million in the nine months ended September 30, 2023, primarily due to ramp-ups of services for large deals signed in 2023 as well as recently signed large deals.

3 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	913.4	957.2	4.8%
Consumer and Healthcare	1,174.4	1,253.4	6.7%
High Tech and Manufacturing	1,242.8	1,307.8	5.2%
Net revenues	3,330.6	3,518.4	5.6%
Business held for sale	(0.5)	—	NM*
Net revenues (excluding business held for sale)	$3,330.1	$3,518.4	5.7%
*Not Meaningful

Net revenues from our Financial Services segment increased by 4.8% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to ramp-ups of services from large deals. Net revenues from our Consumer and Healthcare segment increased by 6.7% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by ramp-ups of services from large deals signed in 2023 and recently signed deals as well as an increase in supply chain engagements. Net revenues from our High Tech and Manufacturing segment increased by 5.2% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, largely driven by ramp-ups of deals signed in 2023 as well as recently signed new deals. Net revenues from "Business held for sale" in the table above represent revenues from a business we had previously classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had previously classified as held for sale was completed in the first quarter of 2023. For additional information, see Note 7—“Assets and liabilities held for sale” and Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $2,274.1 million in the nine months ended September 30, 2024, up $106.6 million, or 4.9%, from $2,167.5 million in the nine months ended September 30, 2023. The increase in cost of revenue in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) higher infrastructure expenses, and (iv) increased spending on professional services in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was partially offset by lower travel related expenses, lower stock-based compensation expense and lower depreciation and amortization expense in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gross margin. Our gross margin increased from 34.9% in the nine months ended September 30, 2023 to 35.4% in the nine months ended September 30, 2024. The increase in gross margin was primarily due to improved operating leverage, lower stock-based compensation expense and lower depreciation and amortization expense, partially offset by wage inflation (net of contractual COLA) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased from 20.3% in the nine months ended September 30, 2023 to 20.4% in the nine months ended September 30, 2024. SG&A expenses were $718.0 million in the nine months ended September 30, 2024, up $42.3 million, or 6.3%, from $675.6 million in the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to an increase in our sales and marketing spend to support business growth, a higher allowance for credit losses, increased spending on professional services, higher travel related expenses and wage inflation in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was partially offset by lower stock-based compensation expense and operating leverage in support functions in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $20.0 million in the nine months ended September 30, 2024, down $4.0 million, or 16.8%, from $24.0 million in the nine months ended September 30, 2023. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.

Other operating (income) expense, net. Other operating income (net of expense) was $5.6 million in the nine months ended September 30, 2024 compared to $4.7 million in the nine months ended September 30, 2023. The change was primarily due to the receipt of $1.5 million upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability in the nine months ended September 30, 2024. Additionally, a gain of $4.9 million was recorded in the nine months ended September 30, 2023 upon the successful termination of a lease that was abandoned as part of the 2022 restructuring described above. For additional information, see Note 7—"Assets and liabilities held for sale" and Note 24—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 14.1% in the nine months ended September 30, 2023 to 14.5% in the nine months ended September 30, 2024. Income from operations increased by $43.8 million from $468.1 million in the nine months ended September 30, 2023 to $511.9 million in the nine months ended September 30, 2024, primarily due to a higher gross margin in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $4.4 million in the nine months ended September 30, 2024, up $0.7 million from $3.7 million in the nine months ended September 30, 2023. The gain primarily resulted from the depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2023 and 2024.

Interest income (expense), net. Our interest expense (net of interest income) was $36.2 million in the nine months ended September 30, 2024, up $1.1 million from $35.0 million in the nine months ended September 30, 2023, primarily due to a $10.9 million increase in interest expense, partially offset by a $9.7 million increase in interest income. Our interest income increased from $13.0 million in the nine months ended September 30, 2023 to $22.7 million in the nine months ended September 30, 2024, due to higher cash balances in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in interest expense was largely due to (i) incremental interest expense on our senior notes issued in June 2024, (ii) a higher average benchmark-based rate on our revolving credit facility and term loan, and (iii) lower gains on interest rate swaps entered into to hedge interest rate exposure on our term loan. The increase in interest expense was partially offset by a lower amount outstanding under our revolving credit facility and term loan in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.5% in the nine months ended September 30, 2023 to 4.4% in the nine months ended September 30, 2024. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $14.1 million in the nine months ended September 30, 2024 compared to $6.9 million in the nine months ended September 30, 2023. This change was primarily driven by (i) a gain on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2024 compared to a loss on changes in the fair value of assets in our deferred compensation plan in the nine months ended September 30, 2023, and (ii) higher sublease income and related corporate transactions in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Income tax expense. Our income tax expense was $122.5 million in the nine months ended September 30, 2024, up from $103.8 million in the nine months ended September 30, 2023, representing an ETR of 24.8% in the nine months ended September 30, 2024, up from 23.4% in the nine months ended September 30, 2023. The increase in our ETR was primarily driven by lower tax deductions related to stock-based compensation in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 10.6% in the nine months ended September 30, 2024, up from 10.2% in the nine months ended September 30, 2023.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $33.3 million from $559.9 million in the nine months ended September 30, 2023 to $593.3 million in the nine months ended September 30, 2024. Our AOI margin increased to 16.9% in the nine months ended September 30, 2024 from 16.8% in the nine months ended September 30, 2023, largely due to higher operating leverage, partially offset by higher sales and marketing expenses.

AOI and AOI margin are non-GAAP measures and are not based on any comprehensive set of accounting rules or principles. They should not be considered as a substitute for, or superior to, financial measures calculated in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI alongside our reported results offers useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations. A limitation of using AOI versus net income calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles. We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.
We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange (gains)/losses, net, (iv) restructuring (income) expense, (v) the loss on the sale of the business classified as held for sale, (vi) interest (income) expense, net, (vii) the operating loss from the business classified as held for sale, and (viii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue, excluding revenue from the business previously classified as held for sale. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2022, management approved a plan to divest a business (the "Business") that was part of our Consumer and Healthcare segment. The divestiture was completed in the first quarter of 2023. As a result, we classified the assets and liabilities of the Business as held for sale and recorded net revenues of $0.5 million and a loss of $1.2 million in the nine months ended September 30, 2023. The sale of the Business was completed in the first quarter of 2023. Accordingly, there was no revenue or operating loss in the nine months ended September 30, 2024 from the Business. We also recorded a loss of $0.8 million in the nine months ended September 30, 2023 on the sale of the Business. For additional information, see Note 7— "Assets and liabilities held for sale" and Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the nine months ended September 30, 2023 and 2024:

	Nine months ended September 30,
	2023	2024
	(dollars in millions)
Net income	$339.9	$371.8
Foreign exchange gains, net	(3.7)	(4.4)
Interest (income) expense, net	35.0	36.2
Income tax expense	103.8	122.5
Stock-based compensation expense	63.9	47.3
Amortization and impairment of acquired intangible assets	23.9	20.0
Restructuring (income) expense	(4.9)	—
Operating loss from the business classified as held for sale	1.2	—
Loss on the sale of business classified as held for sale	0.8	—
Adjusted income from operations	$559.9	$593.3

The following table sets forth our AOI by segment for the nine months ended September 30, 2023 and 2024:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2023	2024	2024 vs. 2023
	(dollars in millions)
Financial Services	145.3	158.4	9.0%
Consumer and Healthcare	177.6	212.0	19.4%
High Tech and Manufacturing	217.0	224.8	3.6%
Total reportable segment	539.9	595.2	10.2%
Others	18.9	(1.9)	NM*
Total	558.7	593.3	6.2%
Operating loss from the business classified as held for sale	1.2	—	NM*
Adjusted income from operations	$559.9	$593.3	6.0%

*Not Meaningful

AOI of our Financial Services segment increased to $158.4 million in the nine months ended September 30, 2024 from $145.3 million in the nine months ended September 30, 2023, largely driven by higher revenues and operating efficiency in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. AOI of our Consumer and Healthcare segment increased to $212.0 million in the nine months ended September 30, 2024 from $177.6 million in the nine months ended September 30, 2023, largely driven by higher revenue from large deal ramp-ups and improved efficiencies. AOI of our High Tech and Manufacturing segment increased to $224.8 million in the nine months ended September 30, 2024 from $217.0 million in the nine months ended September 30, 2023, largely driven by higher revenue, partially offset by higher investment in delivery commitments.

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

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2023 and September 30, 2024 is presented below:

	As of December 31, 2023	As of September 30, 2024	Percentage Change Increase/(Decrease)
	(dollars in millions)		2024 vs. 2023
Cash and cash equivalents	$583.7	$1,022.6	75.2%
Short-term borrowings	10.0	—	NM*
Current portion of long-term debt	432.2	426.1	(1.4)%
Long-term debt, less current portion	824.7	1,201.4	45.7%
Total equity	$2,248.4	$2,394.7	6.5%
*Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend from $0.125 per common share to $0.1375 per common share, representing an annual dividend of $0.55 per common share for 2023, up from $0.50 per common share in 2022. On March 24, 2023, June 26, 2023 and September 26, 2023, we paid a dividend of $0.1375 per share, amounting to $25.3 million, $25.0 million and $24.9 million in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023 and September 8, 2023, respectively.

On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing a planned annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024, June 26, 2024 and September 25, 2024, we paid a dividend of $0.1525 per share, amounting to $27.5 million, $27.3 million and $26.9 million in the aggregate, to shareholders of record as of March 11, 2024, June 10, 2024 and September 11, 2024, respectively.

As of September 30, 2024, $1,022.1 million of our $1,022.6 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $133.9 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $80.4 million of retained earnings. $412.5 million of the cash and cash equivalents was held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $475.7 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $2,250.0 million, of which $232.0 million remained available as of September 30, 2024. Since our share repurchase program was initially authorized in 2015, we have repurchased 62,898,383 of our common shares at an average price of $32.08 per share, for an aggregate purchase price of $2,018.0 million.

During the nine months ended September 30, 2023 and 2024, we repurchased 3,828,084 and 4,720,308 of our common shares, respectively, on the open market at a weighted average price of $39.31 and $35.50 per share, respectively, for an aggregate purchase price of $150.5 million and $167.6 million, respectively. All repurchased shares have been retired.

For additional information, see Note 16—“Capital stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

We expect that for the next twelve months and for the foreseeable future, our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financing. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change
	2023	2024	2024 vs. 2023
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$298.9	$412.2	37.9%
Investing activities	(60.1)	(64.7)	7.7%
Financing activities	(338.3)	92.6	127.4%
Net increase/(decrease) in cash and cash equivalents	$(99.4)	$440.0	542.6%

Cash flows provided by operating activities. Net cash provided by operating activities was $412.2 million in the nine months ended September 30, 2024 compared to $298.9 million in the nine months ended September 30, 2023. This increase was primarily driven by (i) a $31.8 million increase in net income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and (ii) an $86.6 million decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily driven by lower tax payments, higher service tax refunds and higher advances received from clients, partially offset by higher accounts receivable balances in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was partially offset by a $5.1 million reduction in non-cash expense, primarily due to lower stock-based compensation expense, lower depreciation and amortization expense and an unrealized gain on the revaluation of foreign currency assets/liabilities compared to an unrealized loss in 2023, partially offset by an increase in deferred tax expense and an increase in allowances for credit losses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Cash flows used for investing activities. Our net cash used for investing activities was $64.7 million in the nine months ended September 30, 2024 compared to $60.1 million in the nine months ended September 30, 2023. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets was $64.7 million in the nine months ended September 30, 2024 compared to $39.9 million the nine months ended September 30, 2023. Cash used for the divestiture of a business previously classified as held for sale was $19.5 million and cash used for business combinations was $0.7 million in the nine months ended September 30, 2023, while no corresponding payments were made in the nine months ended September 30, 2024.

Cash flows used for/provided by financing activities. Our net cash provided by financing activities was $92.6 million in the nine months ended September 30, 2024 compared to cash used for financing activities of $338.3 million in the nine months ended September 30, 2023. This change was primarily due to (i) higher proceeds from borrowings (net of repayment), amounting to $363.5 million in the nine months ended September 30, 2024 compared to repayment of borrowings (net of proceeds) of $115.9 million in the nine months ended September 30, 2023, and (ii) a $2.4 million payment of earn-out consideration in the nine months ended September 30, 2023 with no corresponding payment in the nine months ended September 30, 2024. This increase in cash flows from financing activities was partially offset by (i) a decrease in proceeds from the issuance of common shares under our stock-based compensation plans to $12.2 million in the nine months ended September 30, 2024 from $34.6 million in the nine months ended September 30, 2023, (ii) higher payments for stock repurchased and retired (including related expenses), amounting to $167.7 million in the nine months ended September 30, 2024 compared to $150.5 million in the nine months ended September 30, 2023, (iii) higher dividend payments, amounting to $81.8 million in the nine months ended September 30, 2024 compared to $75.2 million in the nine months ended September 30, 2023, and (iv) higher payments for the net settlement of stock-based awards, amounting to $21.3 million in the nine months ended September 30, 2024 compared to $19.7 million in the nine months ended September 30, 2023.

Financing Arrangements

In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”, and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the duration of the term loan and revolving credit facility, which expire on December 13, 2027. In connection with our entry into the 2022 Credit Agreement, we terminated our previous credit facility under our amended and restated credit agreement entered into in August 2018 (the “2018 Credit Agreement”) with the Borrowers, as borrowers, Wells Fargo, as administrative agent, and the lenders and other financial institutions party thereto, which was comprised of a $680.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement replaced the 2018 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2024, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2023 and September 30, 2024, our outstanding term loan, net of debt amortization expense of $1.3 million and $1.0 million, respectively, was $508.9 million and $482.6 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and September 30, 2024, the limits available under such facilities were $23.3 million and $22.9 million, respectively, of which $9.3 million and $8.8 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2023 and September 30, 2024, a total of $11.6 million and $1.5 million, respectively, of our revolving credit facility was utilized, of which $10.0 million and $0, respectively, constituted funded drawdown and $1.6 million and $1.5 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2024, we were party to interest rate swaps covering a total notional amount of $237.5 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In November 2019, Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes (the “2019 Senior Notes”). The 2019 Senior Notes are fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering is being amortized over the life of the 2019 Senior Notes as additional interest expense. As of December 31, 2023 and September 30, 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $0.5 million and $0.1 million, was $399.5 million and $399.9 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and September 30, 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1.4 million and $0.9 million, respectively, was $348.6 million and $349.1 million, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of September 30, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $4.1 million, was $395.9 million, which is payable on June 4, 2029.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2023 and September 30, 2024, we had a revolving accounts receivable-based facility of $75.0 million and $60.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2023 and September 30, 2024 was $51.4 million and $55.9 million, respectively. The principal amount outstanding against this facility as of December 31, 2023 and September 30, 2024 was $51.3 million and $53.1 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and nine months ended September 30, 2023 and 2024 was $0.5 million and $0.6 million, respectively, and $1.4 million and $2.0 million, respectively.

We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $324.4 million and $191.3 million during the periods ended December 31, 2023 and September 30, 2024, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2023 and 2024 was $2.0 million and $1.4 million, respectively, and $6.0 million and $4.4 million, respectively.
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
Other Liquidity and Capital Resources Information
As of December 31, 2023 and September 30, 2024, we have purchase commitments, net of capital advances, of $16.0 million and $33.5 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of December 31, 2023 and September 30, 2024, we have operating and finance lease commitments of $287.5 million and $279.9 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg issued the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes and 2024 Senior Notes. As of September 30, 2024, the outstanding balance of the 2019 Senior Notes, the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $399.9 million, $349.1 million and $395.9 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such other subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2023	Nine months ended September 30, 2024
	(dollars in millions)
Net revenues	$298.1	$269.3
Gross profit	298.1	269.3
Net income	382.4	138.6

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2023	Nine months ended September 30, 2024
	(dollars in millions)
Royalty income	$0.7	$—
Revenue from services	297.4	269.3
Interest income (expense), net	52.1	(8.6)
Other income (expense), net	(4.5)	(4.1)

Summarized Balance Sheets	As of December 31, 2023	As of September 30, 2024
	(dollars in millions)
Assets
Current assets	$2,193.4	$2,170.6
Non-current assets	1,045.4	1,018.5

Liabilities
Current liabilities	$5,121.3	$4,688.3
Non-current liabilities	904.7	1,245.7

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2023	As of September 30, 2024
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$114.4	$183.1
Loans receivable	1,433.1	941.3
Others	594.8	687.2

Non-current assets
Others	69.5	43.3

Liabilities
Current liabilities
Loans payable	$3,559.7	$3,610.5
Others	1,117.8	613.8

Non-Current liabilities
Loans payable	$75.0	$40.0

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

In March 2021, we executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2024 was $0.2 million.

In May 2024, we executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2024 was $0.4 Million.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2024	—	—	—	306,914,202
August 1-August 31, 2024	1,006,629	38.72	1,006,629	267,932,564
September 1-September 30, 2024	928,691	38.71	928,691	231,983,299
Total	1,935,320	38.72	1,935,320
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Balkrishan Kalra (President and CEO)	Adoption (September 13, 2024)	Rule 10b5-1 trading arrangement	Sale of common shares acquired upon exercise of vested options	Until September 30, 2025, or such earlier date upon which all transactions are completed	Up to 54,400 common shares issuable upon the exercise of vested options

Item 6.    Exhibits

Exhibit Number	Description

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

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2024).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 12, 2024
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer