Form 10-K
period 2024-12-31
Genpact LTD
filed 2025-03-03
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626
GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 28, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $5,700,068,586, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $32.19 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.
As of February 20, 2025, there were 175,669,364 common shares of the registrant outstanding.
Documents incorporated by reference:
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:
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
•expected spending by existing and prospective clients on our services and solutions;
•foreign currency exchange rates;
•our ability to convert bookings to revenue;
•our rate of employee attrition;
•our effective tax rate; and
•competition in our industry.
Factors that may cause actual results to differ from expected results include, among others:
•our ability to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new services;
•our ability to develop and successfully execute our business strategies;
•our ability to hire and retain enough qualified employees to support our business, especially our advanced technology solutions;
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
•increasing competition in our industry;
•increases in wages in locations where we have operations;
•our ability to retain senior management;
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
•our dependence on revenues derived from clients in North America and Europe and clients that operate in certain industries;

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
•restrictions on visas for our employees, in particular for employees traveling to the United States, the United Kingdom and the European Union, and restrictions on immigration more generally, as well as the potentially increased costs of visas and the wages we are required to pay employees on visas;
•fluctuations in currency exchange rates between the currencies in which we transact business;
•the selling cycle for our client relationships;
•legislation in the United States or elsewhere that restricts or adversely affects demand for our services offshore;
•our ability to protect our intellectual property and the intellectual property of others;
•the international nature of our business;
•technological innovation; and
•unionization of a significant number of our employees.
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

Risks Related to our Business and Operations

•Artificial intelligence ("AI") and other advanced technologies are having, and are expected to continue to have, a significant impact on our industry and the markets in which we compete. The development and use of AI and other advanced technologies present competitive, reputational and legal risks, and our use of these technologies may not be successful.
•Our success largely depends on our ability to develop and achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our business strategies.
•We may fail to attract and retain enough qualified employees to support our business, especially our advanced technology solutions.
•We face legal, operational, reputational and financial risks from any failure to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks.
•Our profitability will suffer if we are not able to price appropriately, effectively utilize new technologies, maintain employee and asset utilization levels and control our costs.
•Our results of operations could be adversely affected by economic and geopolitical conditions and the effects of these conditions on our and our clients’ businesses and levels of business activity.
•A substantial portion of our assets, employees and operations is located in India and we are subject to regulatory, economic, social and political uncertainties in India.
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
•Our success depends in part on our retention of key members of our senior leadership team.
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
•Our revenues are highly dependent on clients located in North America and Europe, as well as on clients that operate in certain industries.
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

PART I
Item 1. Business
Genpact is a global advanced technology services and solutions company. Powered by our mix of deep industry expertise, operational excellence, and advanced technology, we help companies reimagine finance and risk, supply chain and other core industry operations. We have over 140,000 employees serving clients from more than 35 countries. Our 2024 total net revenues were $4.8 billion.
We believe our combination of deep industry expertise, operational excellence, client centricity and advanced technology solutions differentiates us from our competitors.
Our approach
Industry disruption is pervasive, driven by an explosion in advanced technologies, the increased use of AI, data and analytics, new competitors, and shifting market dynamics. In this environment, companies need industry-tailored solutions to reimagine their business models end-to-end and adapt to rapid change. These organizations seek partners that can improve productivity while driving competitive advantages and business value through expanded market share, increased revenue, seamless customer experiences, and working capital improvements.
We collaborate with clients to develop and implement advanced technology solutions that can drive business outcomes. We apply user and customer experience principles to our domain expertise and innovative technology to create solutions designed to quickly meet client objectives.
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
Many of our client solutions also include our Digital Smart Enterprise ProcessesSM ("Digital SEPs"), which define and benchmark the critical factors that improve business performance to help drive client outcomes. Our Digital SEPs combine Lean Six Sigma methodologies with domain-specific advanced technologies, including agentic AI solutions, drawing on our industry knowledge, expertise in AI, and deep understanding of how businesses run.
We enable domain-led digital transformation for our clients through our Digital Operations Services and Data-Tech-AI Services.

Digital Operations Services
Our Digital Operations services embed advanced technology solutions, including agentic solutions, analytics, AI and cloud-based offerings into our traditional managed service solutions where we transform and run our clients’ operations with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and focus on high-value work to better compete in their industries. Our Digital Operations solutions also include certain IT support services for legacy applications, including end-user computing support and infrastructure production support.
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
Revenues from our Digital Operations services in 2024 were $2.53 billion, representing 53% of our 2024 net revenues.

Data-Tech-AI Services
Our Data-Tech-AI services focus on designing and building solutions that harness the power of advanced technologies, data and advanced analytics, AI, and cloud-based software-as-a-service (SaaS) offerings to help transform our clients’ businesses and operations. These services include advisory, implementation and execution work. We provide consultative advice to clients as well as technology engineering support and migration and optimization of our clients’ data and technology enterprise infrastructures. Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.

Revenues from our Data-Tech-AI services in 2024 were $2.23 billion, representing 47% of our 2024 net revenues.

Our service offerings

We offer the following services to our clients:

•Enterprise services: Finance and accounting, global business services, supply chain and procurement, sales and commercial, human resources and people advisory, and marketing and experience services; and
•Core industry operations services that are specific to our chosen industry verticals.

Enterprise services

Our enterprise services aim to deliver value for our clients through innovation and by leveraging our extensive experience optimizing processes for our clients. We partner with our clients to design target operating models, implement data, tech and AI-enabled solutions, improve process execution, and provide data and analytics-driven insights.

Finance and accounting services

We believe we are one of the world’s premier providers of finance and accounting services. Our focus is on delivering fast and high-quality results, minimizing exceptions, providing a seamless user experience, and driving working capital improvements for our clients. We offer a range of services in this area, including:
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
Enterprise risk and compliance: Our enterprise risk and compliance services include operational risk and controls across a wide range of regulatory environments, including SOX and controls monitoring, controls transformation, ERP and digital controls, third party risk management, internal audit and audit analytics; and
Finance strategy: These services cover the entire finance value stream, working capital optimization, operational finance transformation, as well as corporate development and event-driven initiatives, such as carve-outs and post-merger integration services, including transactional due diligence.

Global business services

Our global business services ("GBS"), including our global capability center ("GCC") advisory services, help our clients to set up their own GBS and GCC capabilities. These services include strategy and feasibility assessment, location selection, target operating model design, hiring, recruitment and onboarding, transition, change management and service delivery optimization.

Supply chain and procurement services

Supply chain: We help our clients transform process-led and technology-enabled operating models across the value chain (plan, source, make, deliver, and aftersales). We cover the complete supply chain operations reference model and provide advisory and managed services in critical areas such as supply chain resiliency, sustainable/circular supply chain and orchestrated enterprise.

Procurement: We offer advisory and managed services across the direct and indirect procurement value chain, including strategic sourcing, responsible sourcing, category management, spend analytics, procurement operations and digital platform transformation.

Human resources and people advisory services

Our human resources services include change management services, where we partner with clients to drive HR function transformations through an approach that combines strategic communications, leadership enablement and training design services. We also provide HR advisory services, which focus on HR operating model design, technology implementation and M&A people integration services.

Sales and commercial, marketing and experience services

Sales and commercial: We drive growth and experience for our clients by transforming and running the end-to-end sales lifecycle for our clients through services such as campaign management, lead generation, qualification and deductions. We also provide services in the areas of partner management and commercial operations, such as pricing and promotion optimization, B2B customer experience, and deductions and dispute management.

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

Core industry operations

We help our clients design, transform and run processes that are specific to their industries. Using the industry and domain expertise included in our Digital SEP frameworks, we collaborate with our clients to power their operations in industry-specific areas such as claims, underwriting, commercial leasing and lending, regulatory affairs, insurance actuarial, and trust and safety. We provide industry-specific operations services across all of our chosen industry verticals.
Industries we serve
We work with clients across our chosen industry verticals — areas we have selected based on our deep industry expertise. Our chosen industry verticals, described in more detail below, are grouped within our three reportable segments, namely: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing.
Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as finance and accounting, CFO advisory, supply chain, sourcing and procurement, and sales and commercial, that are available to clients across verticals, we offer core industry-specific services to clients in select verticals. These services are embedded where possible with industry-relevant digital and analytics tools that leverage AI and automation to drive enhanced benefits and customer experience.
Financial Services
Our Financial Services segment covers services we provide to clients in the banking, capital markets and insurance sectors. Our banking and capital markets clients include retail, investment and commercial banks, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, auto finance providers, clearing and settlement organizations, renewable energy lenders and other financial services companies. Our core operations services for these clients include customer onboarding, customer service, collections, retail and commercial loan operations, payment operations, mortgage origination and servicing, compliance, and wealth management and capital market operations support. We provide financial crime and risk management services in areas such as fraud and dispute management, anti-money laundering, transaction monitoring, Know Your Customer, due diligence, and sanctions screening.
Our insurance clients include insurers, brokers, agents, reinsurers and insurtech companies operating across property and casualty, specialty, life, annuity, disability and employee benefits lines of business. Our core operations services for these clients include underwriting support, new business processing, policy administration, customer service and claims management, as well as data and analytics services such as catastrophe and exposure/risk modeling and actuarial services. We also provide end-to-end third-party administration for property and casualty claims, and technology services specific to insurance, including insurance platform systems integration.
Revenues from our Financial Services segment in 2024 were $1.29 billion, representing 27% of our 2024 net revenues.
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
Revenues from our Consumer and Healthcare segment in 2024 were $1.69 billion, representing 36% of our 2024 net revenues.

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
Revenues from our High Tech and Manufacturing segment in 2024 were $1.79 billion, representing 37% of our 2024 net revenues.
Our clients
We serve more than 800 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries, including about a quarter of the Fortune Global 500, as well as smaller, emerging companies that are disrupting their industries.
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
Partnerships and alliances
We continue to invest in and expand our strategic alliances with companies whose services and solutions complement ours. As we develop new advanced technology solutions for our clients, we partner closely with many market-leading technology players, as well as with emerging innovators, to develop solutions that we can embed into our offerings or jointly bring to market.
Our alliances generally fall into one of the following categories:

• Strategic, go-to-market partnerships
• Deal-specific relationships to jointly solve a specific issue for a client
• Reseller arrangements to provide third party partner software and cloud solutions
• Digital and other “white label” embedded technology-based relationships
We believe these partnerships are integral to driving growth and innovation, allowing us to maintain a competitive edge and deliver value to our clients.

Our people
As of December 31, 2024, we had approximately 140,000 employees working in more than 35 countries. As a talent-led organization, our people are critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, continuous learning, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – who embody and enable our purpose — the relentless pursuit of a world that works better for people — and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent
We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. In 2024, we promoted more than 12,000 of our employees and encouraged employee career growth through internal training, including our Genome learning platform, and professional development programs. We also closely monitor employee retention levels and regularly evaluate our pay-for-performance approach in an effort to retain our top talent.
We believe in equal opportunity for each individual, irrespective of their gender, age, ethnicity, cultural background, race or sexual orientation. Understanding each other’s uniqueness, recognizing our differences, respecting varied opinions and accepting various points of view is at the heart of our organization’s culture. We promote these values by seeking to maintain hiring and management practices that ensure opportunities are equally open to all.

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
In 2024, we continued to invest in technologies and programs designed to improve employee experience, with a particular focus on employee well-being. These investments included developing and launching a series of AI agents to support employee learning, career development and issue resolution.

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
We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. More than 65,000 of our employees have volunteered their time to support a range of causes, such as mentoring underprivileged children and young adults, providing meals to food-insecure communities, planting saplings, and engaging in e-waste collection drives.
Additionally, in 2024 more than 3,500 of our employees participated in our payroll-based charitable donation programs, and many of our employee volunteers participated in virtual volunteering initiatives such as creating learning aids for students, awareness posters for non-profits, and completing at-home sustainability challenges to build a better planet.
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

Global delivery
We serve our clients using our global network of more than 100 delivery centers in more than 20 countries. We have delivery centers in Argentina, Brazil, Bulgaria, Canada, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, South Africa, Thailand, Turkey and the United States. We also have employees in these and additional countries, such as the Czech Republic, Ireland, Italy, Singapore and Slovakia, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.
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
Intellectual Property
The solutions we offer our clients often include a range of proprietary methodologies, software, and reusable knowledge capital. We develop intellectual property in the course of our business and our agreements with our clients govern the ownership of such intellectual property. We seek to protect our intellectual property and our brand through various means, including by agreement and applications for patents, trademarks, service marks, copyrights and domain names. Some of our intellectual property rights are trade secrets and relate to proprietary business process enhancements.
As of December 31, 2024, we had a portfolio of more than 70 patents and pending patent applications globally. Additionally, we have over 200 trademarks registered in various jurisdictions.
We often use third-party and client software platforms and systems to provide our services. Our agreements with our clients normally include a license to use the client’s proprietary systems to provide our services. Clients authorize us to access and use third party software licenses held by the client so that we may provide our services. Our agreements with vendors normally include an assignment of rights to all intellectual property developed by such vendors on our behalf.
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
Competition
We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:
•large multinational service providers, primarily accounting and consulting firms, that provide consulting, technology transformation and other professional services;
•companies that are primarily business process service providers operating from low-cost countries, most commonly India;

•companies that are primarily information technology service and transformation providers with some business process service capabilities; and
•smaller, niche service providers that provide services or products in a specific geographic market, industry or service area, including AI and other advanced technologies.
We may also face losses or potential losses of business when in-house departments of companies use their own resources – often through a global capability center ("GCC") model – rather than engage an outside firm for the types of services and solutions we provide.
Our business model is also subject to competitive forces from the advent of novel technology or applications of these technological capabilities made readily available in open-market environments.
Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies. We believe that the principal competitive factors in our industry include:
•deep expertise in industry- and function-specific domains and processes;
•ability to advise clients on how to transform their processes and deliver transformation that drives business value;
•ability to provide innovative services and products, including digital offerings;
•access to data, AI and technology expertise to identify opportunities for transformation and value creation;
•ability to consistently add value through digital transformation and continuous process improvement;
•reputation and client references;
•contractual terms, including competitive pricing and innovative commercial models;
•scope of services;
•quality of products, services and solutions;
•ability to sustain long-term client relationships; and
•global reach and scale.
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
We are affected by laws and regulations in the United States, the United Kingdom ("UK"), the EU and its member states, and other countries in which we do business that are intended to limit the impact of outsourcing on employees in those jurisdictions, and occasional changes to laws and regulations in such jurisdictions may impose changes that further restrict or discourage offshore outsourcing or otherwise harm our business.  See Item 1A—“Risk Factors—Risks Related to our Business and Operations—Recent and future legislation and executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and state-level comprehensive privacy laws, including the California Consumer Privacy Act. There are also various state-level privacy laws that specifically regulate consumer health data.
All fifty U.S. states and the District of Columbia have implemented separate data security breach notification laws with which we must comply, and some states have added specific data security standards to their existing laws.
Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S.
In the EU, the General Data Protection Regulation ("GDPR") went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. The GDPR also prohibits the transfer of personal data from the European Economic Area (“EEA”) to countries outside of the EEA unless an appropriate data transfer mechanism has been put in place. Such mechanisms include adequacy decisions, standard contractual clauses ("SCCs") and binding corporate rules ("BCRs"). Our BCR for data processors was approved in May 2024 and is subject to the oversight of our supervisory authority, the Romanian National Supervisory Authority for Personal Data Processing. Changes to the GDPR, SCCs, adequacy decisions, our BCRs, or changes in oversight or enforcement priorities could create uncertainty around international transfers of data and may require Genpact to modify its approach.
Following the withdrawal of the UK from the EU, the UK has amended the UK Data Protection Act 2018 to retain the GDPR in UK national law. The penalties prescribed in the UK GDPR are the same as under the EU GDPR. However, the UK has implemented its own guidance for handling outbound data transfers to jurisdictions, such as the U.S., whose privacy laws are not covered by an existing adequacy decision and has adopted an International Data Transfer Agreement as a framework for companies to transfer personal data outside of the UK.
Additionally, foreign governments outside of the EU and UK are also taking steps to fortify their data privacy laws and regulations. For example, India recently enacted a data protection law that will affect how we handle vendor and employee data in India. Other countries in Africa, Asia and Latin America have either passed data privacy legislation or are considering data protection laws that affect or may affect us. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
In the United States, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the Bank Secrecy Act, the USA PATRIOT Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, executive action and regulation by U.S. agencies such as the Securities and Exchange Commission ("SEC"), the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau and the Department of Justice. Additionally, in Australia and the EU, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, regulations addressing organizational resilience.
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

Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 43 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide. We also hold entity adjuster licenses in 24 states that require licensing. Our debt collections and insurance processing activities are also subject to licensing or authorization in other countries, including the UK, France, and Australia.
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
In the United States, we are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, the Department of Justice and the Homeland Security Department’s Bureau of Customs and Border Protection. Other jurisdictions, such as the EU and UK, also maintain similar laws and regulations that apply to some of our operations.
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

Information about our executive officers
The following table sets forth information concerning our executive officers as of March 3, 2025:

Name	Age	Position(s)
Balkrishan Kalra	55	President, Chief Executive Officer and Director
Michael Weiner	53	Senior Vice President, Chief Financial Officer
Sameer Dewan	54	Senior Vice President, Global Business Leader, Financial Services
Piyush Mehta	56	Senior Vice President, Chief Human Resources Officer and Country Manager, India
Anil Nanduru	50	Senior Vice President, Global Business Leader, High Tech & Manufacturing and Consumer & Healthcare
Riju Vashisht	57	Senior Vice President, Chief Growth Officer and Global Business Leader, Enterprise Services and Partnerships & Alliances
Heather White	52	Senior Vice President, Chief Legal Officer and Corporate Secretary
Balkrishan Kalra has served as our President and Chief Executive Officer since February 2024. Prior to his appointment as our President and Chief Executive Officer, he served as the Senior Vice President and Business Leader for our Consumer Goods, Retail and Life Sciences business since 2008, our Healthcare business since 2016 and our Financial Services business since 2020. Before he led our Consumer Goods, Retail and Life Sciences business, he held various roles at Genpact since joining us in 1999.
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
Piyush Mehta has served as our Senior Vice President, Chief Human Resources Officer since March 2005 and as our Country Manager for India since April 2024. He has worked for us since 2001, initially as Vice President of Human Resources.
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

Item 1A.     Risk Factors
Risks Related to our Business and Operations
AI and other advanced technologies are having, and are expected to continue to have, a significant impact on our industry and the markets in which we compete. The development and use of AI and other advanced technologies present competitive, reputational and legal risks, and our use of these technologies may not be successful.
AI and other advanced technologies are having, and are expected to continue to have, a significant impact on client preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We are increasingly applying AI and other advanced technologies, including generative AI and autonomous agentic AI, to our services and solutions, to how we deliver services to our clients and to our own internal operations. We are also creating new offerings to implement AI and other advanced technology solutions for our clients. We have made significant investments in our AI and other advanced technology capabilities and will continue to incur significant development and operational costs to support these efforts.
The market for AI and other advanced technology and services is highly competitive and rapidly evolving. We face significant competition from our traditional competitors as well as other third parties, including those that are new to the market or our industry, as well as our own clients, who may develop their own AI-related capabilities. We may also be unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, which may harm our competitive position. In addition, as these technologies evolve, we expect that some services that we currently perform for our clients will be replaced, in whole or in part, by AI, including generative AI and agentic solutions, or other forms of automation. Each of the foregoing may lead to reduced demand for our services, adversely affect our employee utilization rate or harm our ability to obtain favorable pricing or other terms for our services, any of which could have a material adverse effect on our business, results of operations and financial condition. Leveraging AI and other advanced technology capabilities for our internal functions and operations also presents additional risks, costs, and challenges, including those discussed in these risk factors.
The development, adoption, and use of AI and other advanced technologies are still in their early stages. AI algorithms may be flawed, and datasets may be insufficient or contain biased information, which could result in unexpected, low quality or otherwise inadequate outputs. Ineffective or inadequate AI development, monitoring or deployment practices by us, our clients, or third parties with whom we do business could result in unintended consequences, such as disclosure of sensitive information, infringement of third-party intellectual property rights or other incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI capabilities present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, financial or legal liability or increased employee attrition.
Additionally, the use of AI and other advanced technology by us or our partners may create new cybersecurity vulnerabilities, including vulnerabilities not currently known. The uncertainty around the safety and security of new and emerging AI applications requires significant investment to test for security, accuracy, bias, and other variables. These efforts can be complex, costly, and potentially impact our profitability, and may cause decreased demand for our services or harm to our business, results of operations, financial condition, or reputation. Addressing the possible consequences of the use of AI technologies may require significant operational costs to implement, manage, and maintain processes governing the AI lifecycle that align with industry standards and meet customer expectations.
AI technology and services require access to high-quality datasets, foundation models, and other AI system components. We currently rely, in part, on third parties to provide these components. In the future, we may face difficulties acquiring the necessary rights from third parties due to market competition and other factors. This challenge could hinder our ability to develop, implement or maintain AI technologies. To overcome this, we may need to invest in alternative strategies, such as forming alliances or developing our own resources.
In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Several jurisdictions where we operate are applying, or considering applying, laws and regulations related to intellectual property, cybersecurity, export controls, privacy, data security, and data protection to AI and automated decision-making, or general legal frameworks on AI, such as the EU AI Act, which entered into force in 2024 and parts of which apply beginning in 2025. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI, the eventual scope and extent of which are currently unknown and which may vary across jurisdictions, may impose significant operational costs requiring us to change our service offerings or business practices, or may limit or prevent our ability to develop, deploy, or use AI technologies in our own operations or our client offerings. Failure to keep pace with this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Our success largely depends on our ability to develop and achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our business strategies.
Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we believe that our strategic plans reflect opportunities that are appropriate and achievable, we may not select the best or most appropriate business strategies and the execution of our strategies may not result in long-term growth in revenue or profitability due to a number of factors, including incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, suboptimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we have invested and will continue to invest significant time and resources into developing new product or service offerings, including advanced technology solutions, and transforming, adapting and upskilling our workforce, and these undertakings may fail to yield sufficient return to cover our investments in them or may fail to gain traction with clients or compete effectively in the market.
To achieve our strategic plans, we must, among other things, continue to make significant investments in our business, including in technology and people, and adapt our operating model. The complexity of our business continues to increase, which can place strain on our management team, employees, operations, systems, financial resources and internal financial control and reporting functions. Our ability to successfully manage change associated with our developing business strategy and advanced technology initiatives will be critical for our overall success. The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations.
We may fail to attract and retain enough qualified employees to support our business, especially our advanced technology solutions.
Our industry relies on large numbers of skilled employees, and our success and profitability depend on our ability to attract, train and retain a sufficient number of employees with the right mix of skills and experience, including advanced technology skills, to deliver our services and solutions to our clients. High employee attrition is common in our industry. In 2024, our attrition rate for all employees who were employed for a day or more was 24%. We cannot assure you that we will be able to maintain our attrition rate at the 2024 level. If our attrition rate increases beyond the 2024 level or rises above our historical average attrition rate for an extended period, our operating efficiency and productivity may decrease.
Competition for highly qualified employees, particularly in India and the United States, remains high and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, as well as our clients' GCCs. In many locations in which we operate, there is a limited pool of employees who have the mix of skills and experience we need to perform services for our clients and, in certain jurisdictions or in key areas such as AI, the number of open positions exceeds the number of qualified candidates to fill them. In addition, changes in immigration laws or policies, or varying applications of immigration laws and policies, could limit the availability of certain work visas in the U.S., which could exacerbate competition for skilled labor. We must hire or reskill, retain and motivate appropriate numbers of skilled employees with diverse experience in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand for our services and new technologies, and continuously innovate to grow our business. If we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate quickly enough and fulfill client demand. If our business continues to grow, the number of people we will need to hire may also continue to increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Additionally, if we are unable to offer our employees a value proposition that is competitive and appealing, our employee engagement and retention rate may suffer, which could materially adversely affect our business.
In 2024, we continued to face increased competition for talent with scarce skills and capabilities in advanced technologies, including AI, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to continue to incur increased costs or be unable to fulfill client demand for our services and solutions. Sustained competition for employees, or an increase in competition from the current heightened levels, could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

We face legal, operational, reputational and financial risks from any failure to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks.
In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client and other third-party data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. We have established security measures and internal controls designed to prevent the inadvertent or intentional exposure or loss of personally identifiable information and other sensitive or confidential data. We regularly assess the adequacy of and make improvements to such security measures and controls. However, if any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established security policies, measures and controls with respect to client, third-party or Genpact protected data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Our employees and contractors have in the past engaged, and may in the future engage, in fraudulent conduct or other conduct that violates our client contracts or our internal controls or policies, whether intentionally or inadvertently. We have experienced security incidents due to the actions of our employees or contractors, though none of these incidents has had a material impact on our operations or financial results.
The threat of incursions into our information systems and technology infrastructure has increased in recent years as the sophistication of threat actors who have hacked, attacked, held for ransom or otherwise disrupted information systems of other companies and misappropriated or disclosed data has increased. Threat actors are also increasingly focused on gaining access to a target’s systems though supply chain channels and taking advantage of the proliferation of technology platform vulnerabilities disclosed by software companies to exploit the vulnerabilities before patches are applied. Additionally, threat actors are increasingly using AI and generative AI capabilities to enhance their attack techniques, including by creating deepfakes or exploitation code. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts, including, for instance, by Russia or Russian-affiliated actors in connection with the Russia/Ukraine conflict. We may be unable to anticipate the techniques used by threat actors to infiltrate our systems and may fail to detect or timely detect when an incursion has occurred or to implement adequate preventative and responsive measures. Additionally, in the event of a ransomware or other attack involving data theft and encryption, we could face delays in the recovery of data, or a partial or total loss of data, in the event of a lack of adequate backups or recovery processes or a compromise of our backups or backup systems. The steps we have taken to protect our information systems and data security may be inadequate. Actual or perceived breaches of our security, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure or system misconfigurations) or otherwise, could influence the market perception of the effectiveness of our security measures and, as a result, our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks could also adversely impact our brand and reputation and materially affect our business.
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
While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents and to recover data compromised in such incidents, such measures cannot guarantee security and may not be successful in preventing security breaches, in detecting or effectively responding to such breaches or in recovering data compromised or lost. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced security incidents, including from cyber threat actors, as a result of attack techniques such as phishing, social engineering, vulnerability exploitation and malware. To date such incidents have not had a material impact on our operations or financial results. However, there is no assurance that such impacts will not be material in the future.
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
Our profitability is largely a function of how efficiently we utilize our assets and the pricing that we are able to obtain for our services and solutions. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services, match our employees' skills with client demand, manage attrition as well as our need to devote time and resources to training, professional development and other typically non-chargeable activities.
The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services, technologies (including generative and agentic AI) or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over long contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may decrease or may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability. Additionally, we may fail to appropriately estimate our costs in agreeing to provide new or novel services with unique pricing arrangements or service delivery requirements.
Our results of operations could be adversely affected by economic and geopolitical conditions and the effects of these conditions on our and our clients’ businesses and levels of business activity.
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
Our business is particularly susceptible to economic and political conditions in the markets where our clients or operations are concentrated. A material portion of our revenues is derived from our clients in North America — in particular the United States — and Europe, and weak demand, or any other adverse economic, political or legal uncertainties or developments, in these markets could have a material adverse effect on our results of operations. The election of a new U.S. President, coupled with a consolidation of party control of both chambers of the U.S. Congress, has led to new legislative and regulatory initiatives in the United States and the roll-back of many initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Market uncertainty and volatility have been magnified and may intensify due to the statements and actions of the new U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.
In addition, broader global geopolitical tensions, including actual or anticipated military or political conflicts (such as the ongoing conflict between Russia and Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other actions in the Middle East), and actions that governments take in response may adversely impact us. For instance, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries in which we operate have imposed broad sanctions and may impose additional sanctions or other restrictive actions against governmental and other entities in Russia. We do not have employees or operations in Russia or Ukraine, but we have operations in surrounding countries, and we have clients that do business in Russia and Ukraine. Such clients may be adversely affected by the ongoing conflict and related sanctions and other governmental actions, which in turn could have an adverse impact on our revenues from such clients. Additionally, given the global nature of our operations, the broader macroeconomic impact of sanctions imposed on Russia and other macroeconomic impacts of the protracted conflict could have an adverse impact on our business, profitability, results of operations and financial condition. We also have limited employees and operations in Israel, and while we have not experienced any material impacts to our operations in Israel to date, there can be no assurance that our operations there will not be materially adversely affected in the future. The impact of geopolitical conflicts, including those identified above, any further escalation or expansion and the broader geopolitical, economic, and other effects of such conflicts could also heighten the other risks identified in this Annual Report on Form 10-K.
Additionally, increased operating costs resulting from ongoing inflationary pressures have adversely affected our profitability and could continue to do so. Broad-based inflation will also continue to increase the costs of operating our delivery centers. We have not been able to, and may in the future be unable to, fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for periods of time. This has resulted in and is expected to continue to result in downward pressure on our gross margins and operating income. Further, our clients may choose to reduce their business with us or cancel, defer or delay projects if we increase our pricing. If we are unable to successfully adjust pricing, reduce costs or implement other countermeasures, our profitability could be materially adversely affected.
A substantial portion of our assets, employees and operations is located in India and we are subject to regulatory, economic, social and political uncertainties in India.
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
Additionally, the Indian government has challenged our entitlement to certain benefits we have claimed in the past. During the period from 2017 to 2020, we received benefits totaling $59 million from the Director General of Foreign Trade (“DGFT”) of India pursuant to the Services Export from India Scheme (“SEIS"). These benefits were available to us in respect of our export of certain services eligible under the SEIS. However, in 2023 and 2024, the DGFT and Indian customs authorities issued us show cause notices challenging our entitlement to such benefits. We subsequently disputed these notices before the Delhi High Court and obtained interim stays temporarily preventing enforcement of the notices. In the event that it is ultimately determined that we were not eligible for the SEIS benefits we claimed, we could be liable for recovery of the amount received along with penalties and interest, which could be material.

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
We are currently subject to several tax audits by the Indian tax authorities (“ITA”) related to intercompany transactions that occurred in 2009 and 2015. In each of 2014, 2019, 2022 and 2023, the ITA issued assessment orders seeking to impose tax on us in relation to such transactions. We have received demands for potential tax claims related to these orders in an aggregate amount of $128 million (converted from Indian rupees and including interest through the date of the orders). We do not believe that any of the transactions giving rise to these demands were subject to tax in India under applicable law. To date, we have received favorable orders from appellate judicial authorities in India relating to $22 million of the $128 million demanded in the assessment orders, and we continue to defend against the remaining $106 million in demands. Additionally, in the first quarter of 2023, the ITA issued an assessment order seeking to impose tax on us of $832 million (converted from Indian rupees and including interest through the date of the order) in relation to a 2015 internal restructuring transaction involving our Indian subsidiaries. In March 2023, the tax appellate authority in India struck down this order, and the ITA then appealed the appellate authority’s ruling to the Delhi High Court. In December 2024, the High Court dismissed the ITA’s appeal, upholding the appellate authority’s ruling in our favor. The ITA may appeal this decision to the Indian Supreme Court.
We have appealed all of the outstanding orders from the ITA and have not provided a reserve for the related exposures, which would be material. Although we have received favorable orders as to certain of the ITA’s demands, and have appealed others, we may ultimately not prevail in some or all of these matters. In the event we do not prevail in these matters, the total amounts owed in connection with these demands would be material and subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest also would be material. A final determination of tax in the amounts claimed by the ITA would likely have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 25—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information relating to these matters.
Additionally, in 2012, the Government of India appealed a 2011 ruling by the Delhi High Court that Genpact India Private Limited (one of our subsidiaries) cannot be held to be a representative assessee of General Electric Company ("GE") in connection with an assertion that GE has tax liability in India by reason of a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.
In December 2021, the Organization for Economic Cooperation and Development (the “OECD”) announced a global tax framework referred to as “Pillar Two” to reform international tax rules. As part of the announced framework, the OECD released Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum corporate tax rate of 15% on the income generated in each of the jurisdictions in which they operate. The OECD continues to release additional guidance, and several jurisdictions have implemented legislation related to the Model GloBE Rules for Pillar Two. There is still uncertainty as to how countries will continue to implement the provisions of GloBE, particularly following an executive order by the U.S. presidential administration mandating discontinued participation in this process by the U.S. absent new legislative activity. Some of our operations recorded increased tax resulting from GloBE in 2024, but its impact overall to date has not been material. However, there can be no assurance that the impact of the GloBE rules on our effective tax rate will not become material in the future.
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
Our industry is increasingly competitive, highly fragmented and subject to rapid change. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or managed services, offshore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide managed services or advanced technology solutions, smaller, niche companies that compete with us in a specific geographic market, industry or service area, and accounting firms that also provide consulting or other business process services.
Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do, and may expand their service offerings more quickly or at a lower cost and compete more effectively for clients and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. In addition, some of our competitors who do not have global delivery capabilities may expand their delivery centers to the countries in which we are located, which could result in increased competition for employees and could reduce our competitive advantage. Consolidation activity may also result in new competitors with greater scale, a broader footprint or vertical integration that makes them more attractive to clients as a single provider of integrated products and services. In addition, concurrent use by many clients of multiple professional service providers requires us to be continuously competitive on the quality, scope and pricing of our offerings or face a reduction or elimination of our business. Competitors have also in the past and will likely in the future be willing to take on more risk or price contracts lower than us in an effort to enter the market or increase market share. If we are not able to supply clients with services or solutions that they deem superior and successfully apply our business models with market level pricing while managing discounts, we may lose business to competitors and face downward pressure on gross margins and profitability. Any inability to compete effectively would materially adversely affect our business, results of operations and financial condition
Our competitiveness also depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology to serve the evolving needs of our clients. See the Risk Factor titled “Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to or compete in the rapidly evolving technological environment could materially affect our results of operations” for additional information. New services or technologies offered by our competitors, partners or new market participants, including technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative services, solutions or delivery models, may make our offerings less differentiated or less competitive by comparison, which may adversely affect our results of operations. Certain technology companies, including some of our partners, are increasingly able to offer services related to their software, platform, cloud migration and other solutions, or are developing software, platform, cloud migration and other solutions that require integration services to a lesser extent or replace them in their entirety. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
Our relationships with our third-party alliance partners, who supply us with necessary components to the services and solutions we offer our clients, are also critical to our ability to provide many of our services and solutions that address client demands. Some of our third-party alliance partners are also clients or suppliers for our internal operations. There can be no assurance that we will be able to maintain such relationships or that such components will be available on the expected timelines or for anticipated prices. Among other things, such alliance partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products, thereby impairing our ability to provide the services and solutions demanded by clients. Any performance failure on the part of our alliance partners, or the discontinuance by such alliance partners of services that we have relied on them to perform for our clients, could delay our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability.
Increased competition may result in lower prices and volumes, higher costs, and lower profitability. Any inability to compete effectively, including as a result of any of the factors described above, would adversely affect our business, results of operations and financial condition.

Wage increases in the countries where we operate may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. Demand and competition for skilled employees, especially employees with the mix of skills and experience that we need to provide certain of our services, including highly skilled technical personnel and personnel with AI skills, continue to be high. As wage levels for skilled employees increase in most of the countries in which we operate because of, among other reasons, inflation and tight labor markets for employees with particular skills, wage increases have adversely affected our profitability in the past and may continue to adversely affect our profitability in the future to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may also cause our clients to be less willing to utilize our services. We will attempt to control such costs by seeking to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. In recent years we have had to increase our wage levels for certain roles significantly in a short period of time, and we may in the future need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, labor codes enacted by the Government of India in 2019 will, once made effective, change the definition of wages for purposes of determining employer contributions under the provident fund and other statutory benefit schemes, including the Indian gratuity plan. As a result of this legislation, our compensation cost in India may increase, which could adversely affect our profitability, results of operations and financial condition.
Our success depends in part on our retention of key members of our senior leadership team.
Our future success depends in part on our ability to attract and retain key employees, including our executive officers and other members of our senior leadership team. These executives possess business and technical capabilities and institutional knowledge that are difficult to replace. Our employment agreements with our Chief Executive Officer and other members of our executive management team do not obligate them to work for us for any specified period. If we lose key members of our senior leadership team, our daily operations and relationships with clients, suppliers, and employees could be negatively affected, which could impact our public or market perception and have a negative impact on our business or share price. In addition, the loss of key members of our leadership team would result in the loss of valuable institutional knowledge. Any management transition resulting from the loss of key personnel could create uncertainty and involve a diversion of resources and management attention, which could negatively impact our ability to operate effectively or execute our strategies. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to or compete in the rapidly evolving technological environment could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital- and cloud-related offerings, which are continually evolving as developments such as AI, including generative and agentic AI solutions, automation, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies, such as cloud-based services, AI, automation, and others that may emerge, have reduced and replaced, in whole or in part, some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall. As we develop and implement new solutions, our results of operations may also be negatively impacted if we are unable to introduce new pricing or commercial models that appropriately capture the value our services are generating for our clients or if our clients demand savings that we are unable to deliver or do not properly account for in pricing these new solutions.
Our Data-Tech-AI business can include a high number of short-cycle engagements. These shorter cycle engagements are more susceptible than longer-term engagements to changing client preferences and economic pressures that can cause delays or reductions in client purchasing decisions. When an increased share of our revenues is derived from these engagements, business forecasting becomes more complex given the more discretionary and non-recurring nature of these services compared to our traditional managed services. Our contracts for consulting and other short-cycle engagements typically permit our clients to terminate the agreement with less notice than is required under our longer-term contracts for our Digital Operations services and without paying termination fees. Our failure to continue to effectively manage, develop and sell these shorter-cycle engagements, as well as our inability to accurately forecast revenues from these engagements (as has occurred in the past), could adversely affect our business, growth strategy and results of operations.
Developments in the industries we serve, which are increasingly rapid, have shifted and may continue to shift demand to new services and solutions. If we fail to keep pace with the development or integration of new technologies, including generative and agentic AI, or to adapt to other changes in the industries we serve or our clients' demand for new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas, including through our new agentic AI solutions. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, results of operations, and ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.
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
We have employees in more than 35 countries and significant operations in more than 20 countries, and these global operations have in the past and could in the future be disrupted by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a high concentration of employees, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
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
We depend in large part on our relationships with clients and our reputation for high-quality services to generate revenue and secure future engagements. Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client, whether due to: (a) natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics, pandemics or other contagious diseases, or other natural or manmade disasters or catastrophic events; (b) breach of or incursion into our computer systems (for example, through a ransomware attack); (c) other systems failure, including due to aged IT systems or infrastructure; or (d) errors made by our employees in the course of delivering services to our clients have in the past and could in the future disrupt a client’s business and result in a reduction in our revenues, clients terminating their business relationships with us and/or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements.
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
To date, twenty U.S. states have enacted comprehensive privacy laws, and some other states have enacted privacy laws that specifically regulate consumer health data or biometric data. These state privacy laws generally require that the use, retention, and sharing of personal information of residents be reasonably necessary and proportionate to the purposes of collection or processing, that businesses provide notice to data subjects regarding the information collected about them and how such information is used and shared, and provide data subjects the right to opt out of sales of their personal information and, in some cases, request the erasure of their personal information. Such laws, whether currently in effect or becoming effective in the future, carry substantial penalties for non-compliance, and any potential enforcement actions brought under these laws could lead to both business and reputational harm.
Legislation enacted in certain European jurisdictions, and any future legislation in Europe, Japan or any other region or country in which we have clients restricting the performance of managed services from an offshore location or imposing burdens on companies that outsource data processing functions, could also have a material adverse effect on our business, results of operations and financial condition. For example, the legal mechanisms for transferring personal data from the EU to other countries continue to evolve in response to legislation, rulemaking, and litigation. The validity of approved standard contractual clauses, an alternative mechanism for personal data transfers outside of the EU, as a basis for transferring personal data outside of the EU may be challenged and require further rulemaking by the applicable legal bodies.
With the withdrawal of the UK from the EU, the UK amended its Data Protection Act 2018 to retain UK national data protection law comparable to the EU’s GDPR. The potential divergence between EU and UK requirements and practices may impose additional expense, administrative burdens, regulatory uncertainty, and enforcement risk associated with transferring personal data from the UK and EU to the U.S. The UK's exit from the EU and associated changes in trade relations could also result in increased costs, delays, and regulatory complexity in our business involving the UK.
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
We are subject to numerous, and sometimes conflicting, legal regimes on matters such as anticorruption, import/export controls, trade restrictions, taxation, immigration (including temporary work authorizations or work permits), internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, wage-and-hour standards, and employment and labor relations. Our clients’ business operations are also subject to numerous regulations, and our clients may require that we perform our services in compliance with regulations applicable to them or in a manner that will enable them to comply with such regulations.
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
In the EU, the GDPR imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and South Africa, where we have operations, have implemented or are considering data protection laws. India recently enacted a data protection law, the Digital Personal Data Protection Act (the "DPDP Act"), that will impact how we handle vendor and employee data in India and may require us to develop new controls governing our processing of employee data. Given the size and scope of our operations in India, the costs of compliance with the DPDP Act, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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
In addition, the new U.S. administration is expected to seek to enact changes to numerous areas of law and regulations currently in effect. Any such changes could significantly impact our business either directly or indirectly through their impact on our clients. Legislative or regulatory changes that could materially impact our business directly include changes to immigration policy, income tax regulations and the federal tax code, and public company reporting requirements. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting US institutions under the new administration remain highly uncertain. Future changes may adversely affect our operating environment and therefore our business, financial condition and results of operations.
Our revenues are highly dependent on clients located in North America and Europe, as well as on clients that operate in certain industries.
In 2024, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. The inflationary economic environment in recent years has adversely affected economic activity in North America and Europe and activity in certain industries in which our clients operate.
In a particular geographic market, service line or industry, a small number of clients have at times contributed, or may in the future contribute, a significant portion of our revenues from such geographic market, service line or industry, and decisions by such clients to delay, reduce, or eliminate spending on our services and solutions have had and could in the future have a disproportionate impact on our results of operations in the relevant geographic market, service or industry vertical.
In addition, any deterioration in economic activity in North America or Europe, or in industries in which our clients operate, could adversely affect demand for our services, thus reducing our revenue. Increased regulation, monetary policy actions, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.
We are implementing a new enterprise resource planning system, and challenges with the planning or implementation of the system may impact our internal controls over financial reporting, business and operations.
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”), which is a major undertaking that will replace most of our existing operating and financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The ERP implementation will require the integration of the new ERP with existing information systems and business processes. Our ERP planning has required, and the ongoing planning and future implementation of the new ERP will continue to require, investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new ERP could result in significantly greater capital expenditures and employee time and attention than currently contemplated, and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. Additionally, conversion from our old system to the new ERP may also cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will require new procedures and many new controls over financial reporting. If we are unable to adequately plan, implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal controls over financial reporting. All of the above could result in harm to our reputation or our clients, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition and stock price.

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
Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Indian rupee and the Japanese yen. Most of our expenses are incurred and paid in U.S. dollars, with the remaining amounts largely in Indian rupees, Romanian lei, Chinese renminbi, UK pounds sterling, Philippine pesos, Polish zloty, euros, Mexican pesos, Costa Rican colón, Japanese yen, Australian dollars, Canadian dollars, Guatemalan quetzals, South African rand, Malaysian ringgit and Hungarian forint. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”
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
A portion of our business depends on the ability of our employees to obtain the necessary visas and work or entry permits to travel to and do business in the countries where our clients and, in some cases, our delivery centers, are located. In response to events such as terrorist attacks, the COVID-19 pandemic, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting and extending or renewing visas. If further terrorist attacks occur, global unrest intensifies, or nationalistic political trends continue, then obtaining, extending or renewing visas for our personnel may become more difficult. Additionally, in light of the current U.S. presidential administration's immigration agenda, there is increased uncertainty surrounding U.S. immigration policy, including with respect to work visas and temporary work authorizations. Our operating subsidiaries in the U.S. use skilled workers holding H-1B and L-1 visas, and we expect that it may become more expensive and time consuming to utilize existing U.S. visa programs for the foreseeable future.
Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry or work visas. Countries where our clients are located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available. Our employment of international personnel in the United States and elsewhere may also be limited by immigration restrictions targeting specific countries. It is not currently known what, if any, visa or travel restrictions might be proposed in the future or how they would be implemented or enforced, but any further adverse developments in immigration regulation or enforcement limiting the mobility of our employees could adversely impact our business and results of operations.
We may be unable to service our debt or obtain additional financing on competitive terms or at all.
In December 2022, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $530 million term loan and a $650 million revolving credit facility. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2024, the total amount due under the credit facility net of debt amortization expenses, including the amount utilized under the revolving facility, was $478 million. The amended and restated credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.
On March 26, 2021, we issued $350 million aggregate principal amount of 1.75% senior notes (the "2026 Notes") in an underwritten public offering. As of December 31, 2024, the amount outstanding under the 2026 Notes, net of debt amortization expense of $0.8 million, was $349.2 million, which is payable on April 10, 2026 when the notes mature. We are required to pay interest on the 2026 Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity date. We may seek to repay or refinance the 2026 Notes at or prior to the scheduled maturity date. This will depend on the condition of the capital markets and our financial condition at such time. If we refinance the 2026 Notes, the interest rate we pay on the refinanced notes is likely to be higher than the rate we pay on the 2026 Notes, which would likely adversely affect our net interest expense. It is also possible that, due to the market conditions or our financial condition at such time, we may not seek to, or may be unable to, refinance the 2026 Notes when they mature, which could have an adverse impact on our cash flows, working capital or liquidity and in turn have an adverse impact on our financial condition or results of operations.

On June 4, 2024, we issued $400 million aggregate principal amount of 6.000% senior notes (the "2029 Notes") in an underwritten public offering. As of December 31, 2024, the amount outstanding under the 2029 Notes, net of debt amortization expense of $3.9 million, was $396.1 million, which is payable on June 4, 2029 when the notes mature. We are required to pay interest on the 2029 Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity date.
The 2026 Notes and 2029 Notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited. The 2026 Notes and 2029 Notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2026 Notes and the 2029 Notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the 2026 Notes is subject to adjustment if the credit ratings of the 2026 Notes is downgraded, up to a maximum increase of 2.0%. We may redeem the 2026 Notes and 2029 Notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2026 Notes, March 10, 2026, and in the case of the 2029 Notes, May 4, 2029, a specified “make-whole” premium. The 2026 Notes and 2029 Notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.
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
Our operating results may fluctuate significantly from period to period. The long selling cycle for many of our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. In recent years, volatility in client demand for and the volume of consulting and other short-cycle engagements in our Data-Tech-AI business has also made it more difficult to accurately forecast our revenues. Our future revenues, operating margins and profitability may fluctuate as a result of, among other factors, lower demand for our services, lower win rates versus our competition, changes in pricing in response to client demands, new services and solutions, and competitive pressures, changes to the financial condition of our clients, employee wage levels and utilization rates, the availability of, and our ability to attract and retain, employees with specialized skills in advanced technologies, changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar and the euro versus the U.S. dollar, the timing of collection of accounts receivable, enactment of new taxes, changes in income tax rates and regulations in the countries where we do business, changes in laws and regulations affecting the willingness of clients to purchase the types of services and solutions we provide or our ability to provide services from offshore, and changes to levels and types of share-based compensation awards and assumptions used to determine the fair value of such awards. As a result of these factors, it is possible that, as has occurred in the past, our revenues and operating results may be below, in some cases significantly, the expectations of public market analysts and investors. The price of our common shares has been adversely affected by lower-than-expected operating results in the past and would likely be materially and adversely affected if we report significantly lower-than-expected operating results in the future.
If we are unable to collect our receivables, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. In recent years, some of our clients have begun to delay their payments to us in order to take advantage of increased interest rates to earn additional interest income, which has had an adverse impact on our days sales outstanding. Delayed client payments and extended payment terms in some contracts have in some cases had an adverse impact on our cash flows, and we expect that our working capital balances and cash management practices will be further adversely affected if more clients delay payments or if payments are delayed further or for an extended period.
Macroeconomic conditions, including persistent inflation in the countries in which we do business and have operations, increasing geopolitical tensions, the possibility of an economic downturn globally or regionally and changes in global trade policies, particularly trade relations involving the U.S., could also result in financial difficulties for our clients, including bankruptcy and insolvency. Additionally, cyberattacks on any of our clients could disrupt their internal systems and capability to make payments. The occurrence of any of these events could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services due to these additional factors, our cash flows could be adversely affected.
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
Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as patent, trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, vendors, clients and potential clients and limit access to and distribution of our proprietary information. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.
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
Although we believe that we are not infringing the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future. The costs of defending any such claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services. Any such changes may have a material adverse effect on our business, results of operations and financial condition.
We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This has in the past and may in the future involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. When we expand our business into new countries, as has happened in the past, we may encounter regulatory, employment, technological, logistical and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations and financial condition.
Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. For instance, the ongoing conflicts between Russia and Ukraine and in the Middle East have created volatility and uncertainty in the financial markets. These events also pose significant risks to our people and to our delivery centers and operations around the world.

Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. Incidents in and near India, such as continued terrorist activity around the northern border of India, and troop mobilizations along the India/Pakistan border have contributed to an aggravated geopolitical situation in the region. In addition, there has been a series of conflicts between India and China along their shared border in recent years. Although both countries have taken actions to control and de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future. In August 2024, there was an uprising in Bangladesh that toppled the government, which has come under interim rule. There have also been growing tensions along the eastern border of India. Military activity, terrorist attacks and other unrest in the future could adversely impact the Indian economy. Any of the foregoing could also create a perception that investments in companies with Indian operations involve a high degree of risk or that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.
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
Businesses we have acquired have in the past and could in the future lose clients or employees or under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or unknown liabilities. Although we conduct due diligence in connection with our acquisitions, there could be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us. Any material liabilities associated with our acquisitions could harm our business, results of operations and financial condition. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
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
Under the CIT Act, Bermuda corporate income tax will be chargeable with respect to fiscal years beginning on or after January 1, 2025 and will apply to Bermuda entities that are part of a multinational group with annual revenue above 750 million euros in at least two of the prior four fiscal years. We currently do not expect this corporate income tax to have an impact on us given that we have no profits in Bermuda and we do not currently expect to have profits in Bermuda in the foreseeable future. However, if we incur tax liability in Bermuda as a result of the CIT Act or in any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.
Economic substance requirements in Bermuda could adversely affect us.
Harmful tax practices have become the focus of increased scrutiny from the EU. Following a 2017 assessment by the Code of Conduct Group (Business Taxation) ("COCG"), which included Bermuda in a list of jurisdictions required by the EU to address the COCG’s concerns relating to the demonstration of economic substance, the Bermuda Government implemented legislation which brought certain substance requirements into force in 2019 for Bermuda entities. Pursuant to the economic substance requirements, core income generating activities carried out by Bermuda companies must be undertaken in Bermuda. To satisfy these requirements, we may be required to conduct additional activities in Bermuda. The substance requirements could be difficult to manage or implement, and compliance with the requirements could be difficult or costly and could have a material adverse effect on us or our operations.
We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.
As of December 31, 2024, we had $1,670 million of goodwill and $27 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
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
The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:
•technological developments that have an actual or perceived impact on us or our industry, such as generative and agentic AI;
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
In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. Market uncertainty and volatility have been magnified and may intensify due to the statements and actions of the new U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. These market fluctuations may have a material adverse effect on the market price of our common shares.
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
Our cybersecurity program aims to incorporate industry best practices, including standards such as ISO 27001 and the NIST Cybersecurity Framework, and focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, manage and address cybersecurity risks, threats and incidents. Our practices include, among other things, security awareness training and simulations, technologies and processes to monitor our systems, assessments of controls, and incident response processes. We engage with industry groups and forums to stay informed of industry practices and developments. We monitor developments in the threat landscape that may affect our systems or services and assess their potential impacts on and risks to our cybersecurity posture. We engage external service providers, where appropriate and from time to time, to assist us with aspects of our program, such as assessing and testing controls, providing threat intelligence information and incident response. We also have processes in place to manage cybersecurity risks associated with third-party service providers. Certain key security controls are tested annually by independent third-party auditors as well as our internal auditors. We regularly refine our cybersecurity processes as we determine necessary to address developments in the threat landscape, advance our control and technology capabilities, respond to regulatory requirements and standards, and implement improvements based on the results of internal and external assessments.
Our cybersecurity incident response process involves a multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders, including if appropriate the audit committee and the board, and keeping them informed and involved as appropriate. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, we have experienced incidents that did not have a material impact on our business or operations, and there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative and detective measures. See "Risk Factors" above for more information about the cybersecurity risks we face.
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
Our cybersecurity program is run by our Chief Information Security Officer (CISO), who reports to our Head of Enterprise Risk Management and receives input and support from our Head of Enterprise Risk Management and our Chief Technology and Transformation Officer. Our CISO has extensive experience leading and managing cybersecurity programs and in cybersecurity risk management. Our CISO has served in this position since 2014 and, before Genpact, was previously CISO at another US-listed public company. Our CISO is supported by our information security team, many of whom hold cybersecurity certifications and who collectively possess relevant experience in different areas of cybersecurity, and by our information technology team who operate several critical controls.
Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our information security team, internal governance processes, and by reviewing the results of internal and third-party assessments and audits. Our CISO regularly reports directly to the audit committee on our cybersecurity program and our efforts to prevent, detect, mitigate, and remediate cybersecurity risks. In addition, we have an Information Security Governance Council, made up of members of our senior management team as well as relevant information security personnel, that meets periodically to discuss and address relevant cybersecurity matters.

Item 2.      Properties
We have delivery centers in more than 20 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2025, there were 35 holders of record of our common shares.
The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2020 to December 31, 2024. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2019 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21
Genpact	69.42	87.06	93.08	99.08	102.84
Peer Group	77.99	98.31	115.35	136.67	145.14
S&P 500	80.40	96.92	105.57	118.40	125.71

	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22
Genpact	109.37	114.62	128.33	105.51	103.01
Peer Group	156.94	169.81	208.13	181.73	143.24
S&P 500	136.46	137.25	152.39	145.38	121.97

	9/30/22	12/31/22	03/31/23	06/30/23	09/30/23
Genpact	106.72	113.26	113.35	92.48	89.44
Peer Group	131.46	136.85	142.09	147.74	150.24
S&P 500	116.02	124.79	134.14	145.87	141.09

	12/31/23	03/31/24	06/30/24	09/30/24	12/31/24
Genpact	86.10	82.09	80.57	98.53	108.30
Peer Group	169.58	167.69	156.89	182.36	183.83
S&P 500	157.59	174.23	181.69	192.39	197.02
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Dividends
In February 2024, our board of directors approved an 11% increase in our quarterly cash dividend to $0.1525 per common share, representing an annual dividend of $0.61 per common share. In 2024, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2025, our board of directors approved an 11% increase in our quarterly cash dividend to $0.17 per common share, representing a planned annual dividend of $0.68 per common share for 2025. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2024	—	—	—	231,983,299
November 1-November 30, 2024	922,232	45.53	922,232	189,992,842
December 1-December 31, 2024	949,010	45.30	949,010	147,005,441
Total	1,871,242	45.41	1,871,242

In February 2025, our board of directors authorized a $500 million increase to our existing $2.25 billion share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $2.75 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. See Note 18—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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

Macroeconomic environment
Our results of operations are affected by economic conditions, including the overall inflationary environment and levels of business confidence. Throughout 2024, continued economic and geopolitical uncertainty in many markets around the world, including with respect to monetary policy and slowing global economic growth, impacted our business and may continue to impact our business in the future.

The ongoing conflict between Russia and Ukraine and actions taken by the United States and other countries in response, including the imposition of sanctions, as well as the ongoing conflict in the Middle East, have contributed to and may continue to exacerbate supply chain disruption and inflation, regional instability and geopolitical tensions. While we do not have operations in Russia or Ukraine, it is difficult to anticipate the future impacts of the Russia-Ukraine conflict on our business or our clients’ businesses. We have limited operations in Israel and continue to closely monitor the situation in the Middle East. To date, we do not believe the conflicts in Ukraine or the Middle East, or the economic or political impacts of these conflicts, have had a material impact on our business, financial position or operations, but we continue to monitor both conflicts.

For additional information about the risks we face, see Part I, Item 1A—“Risk Factors.”

Overview
We are a global advanced technology services and solutions company. Powered by our mix of deep industry expertise, operational excellence, and advanced technology, we help companies reimagine finance and risk, supply chain and other core industry operations. We have over 140,000 employees serving clients from more than 35 countries.
Our 2024 net revenues were $4.8 billion, an increase of 6.5% year-over-year, or 6.7% on a constant currency1 basis.
Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients in the years ended December 31, 2023 and 2024:

	Percentage of Total Net Revenues
	Year ended December 31,
	2023	2024
Top five clients	17.5%	14.1%
Top ten clients	26.3%	22.4%
Top fifteen clients	32.7%	28.8%
Top twenty clients	37.2%	34.2%
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
Disaggregation of net revenues.  We disaggregate our net revenues as Data-Tech-AI and Digital Operations based on the nature of services rendered.
Expenses.  Personnel expenses are a major component of both our cost of revenue and our selling, general and administrative expenses. Personnel expenses include salaries and benefits (including stock-based compensation) as well as costs related to recruitment and training. Personnel expenses are allocated between cost of revenue and selling, general and administrative expenses based on the allocation of the employee. Depreciation and amortization expense are allocated between cost of revenue and selling, general and administrative expenses using an appropriate allocation basis.
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
The ratio of cost of revenue to revenues for any particular SOW or for all SOWs under an MSA, which generally has a longer term ranging from two to five years, is typically higher in the early periods of the contract or client relationship than in later periods. This is because the number of supervisory and direct support personnel relative to the number of employees who are performing services typically declines in later periods of the contract. It is also because we may retain a portion of the benefit of productivity increases realized over time.

Selling, general and administrative expenses.  Our selling, general and administrative ("SG&A") expenses are primarily comprised of personnel expenses for senior management and other support personnel in enabling functions, such as human resources, finance, legal, marketing, sales and sales support, and other non-billable support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes acquisition related costs, legal and professional fees (which represent the costs of third-party legal, tax, accounting and other advisors), strategic investments in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses.
Amortization of acquired intangible assets.   Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of certain operating losses resulting from the write-down of operating lease right-of-use assets, other assets, property, plant and equipment and intangible assets, impairment charges and losses on the sale of assets classified as held for sale, gains on lease terminations, the waiver of a vendor liability and a gain on the redemption of a loan note associated with the sale of a business classified as held for sale.
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
76% of our fiscal 2024 net revenues were earned in U.S. dollars. We also received payments in euros, UK pounds sterling, Australian dollars, Indian rupees and Japanese yen. Our costs are primarily incurred in U.S. dollars, as well as in Indian rupees, Romanian leu, Chinese renminbi, U.K. pounds sterling, Philippine pesos and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, between the Australian dollar and the Indian rupee, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the U.K. pound sterling, Philippine peso, Hungarian forint, Chinese renminbi, Malaysian ringgit, Polish zloty and the euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
Interest income (expense), net.  Interest income (expense), net consists primarily of interest expense on indebtedness, including resulting from interest rate swaps and a treasury rate lock agreement, finance lease obligations, certain items related to debt restructuring, and interest income on certain deposits. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term Secured Overnight Financing Rate (“SOFR”) and the floor rate under our term loan and make payments based on a fixed rate.
Other income (expense), net.  Other income (expense), net primarily includes certain government incentives received by our subsidiaries, gains (losses) on the sale/disposal of property, plant and equipment and changes in the fair value of assets in our deferred compensation plan.

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
Bermuda taxes.  We are organized in Bermuda. Bermuda does not currently impose any income tax on us. On December 27, 2023, the government of Bermuda passed legislation introducing a corporate income tax of 15%, which became effective on January 1, 2025. As a result of this new legislation, we recorded a deferred tax asset on net operating losses, which was fully offset by a valuation allowance.
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
Other taxes.  We have operating subsidiaries or branches in several countries, including Argentina, Australia, Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, India, Ireland, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, Thailand, Turkey, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.
One of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary is subject to a lower corporate income tax rate of 15% through December 31, 2026, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including Costa Rica, Israel, Malaysia, the Philippines and Poland. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.
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
Our ability to repatriate surplus earnings from our foreign subsidiaries in a tax-efficient manner is dependent upon interpretations of local laws and applicable double taxation treaties. Possible changes in such laws and the renegotiation of existing double tax avoidance treaties may adversely affect our overall tax rate.
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
Prior to 2024, new bookings of contracts with longer than five-year terms were limited to the total contract value of the initial five-year term. In 2024, Genpact updated its definition of new bookings to eliminate the five-year limitation.

New bookings in 2024 and 2023 in accordance with the updated definition were $5.7 billion and $5.0 billion, respectively, and new bookings for 2024 and 2023 in accordance with the prior definition were $5.4 billion and $4.9 billion, respectively.
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
Goodwill and other intangible assets.   Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2023 and 2024.
During the year ended December 31, 2022, we took actions to realign our portfolio to focus on services we believe have the greatest opportunities for growth, and deprioritized assets that no longer fit with our long-term strategy. As such, during 2022, we identified and divested a business that was part of our Consumer and Healthcare segment and classified certain technology-related intangible assets and goodwill as held for sale. We tested these assets for impairment and determined that the carrying values were not recoverable and accordingly recorded an impairment charge to adjust the carrying amount of these assets to their fair value. The impairment charge was recorded in “other operating (income) expense, net.” During 2023, the sale of these assets was completed and we recorded a loss on the sale in "other operating (income) expense, net." See Note 7—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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

We test our intangible assets for impairment whenever events occur or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether we have incurred an impairment loss requires comparing the carrying amounts of the assets to the sum of future undiscounted cash flows expected to be generated by the assets. When determining the fair value of our intangible assets, we utilize various assumptions, including discount rates, estimated growth rates, economic trends and projections of future cash flows. These projections also take into account factors such as the expected impact of new client contracts, expanded or new business from existing clients, efficiency initiatives, and the maturity of the markets in which each of our businesses operates. We generally categorize intangible assets acquired individually or with a group of other assets or in a business combination as customer-related, marketing-related, technology-related, and other intangible assets. See Note 2—“Summary of significant accounting policies—Goodwill and other intangible assets” and Note 9—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules’’ for more information about how we value our intangible assets. Actual results may vary, and may cause significant adjustments to the valuation of our assets in the future.
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

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table sets forth certain data from our income statement for the years ended December 31, 2023 and 2024:

	Year ended December 31,		Percentage change increase/ (decrease) 2024 vs. 2023
	2023	2024
Data-Tech-AI services[2]	$2,089.5	$2,233.9	6.9%
Digital Operations services[2]	$2,387.4	$2,533.3	6.1%
Total net revenues	$4,476.9	$4,767.1	6.5%
Cost of revenue	2,906.2	3,077.1	5.9%
Gross profit	$1,570.7	$1,690.1	7.6%
Gross margin	35.1%	35.5%
Operating expenses
Selling, general and administrative expenses	913.1	967.1	5.9%
Amortization of acquired intangible assets	31.5	26.5	(15.9)%
Other operating (income) expense, net	(4.7)	(5.6)	19.1%
Income from operations	$630.9	$702.1	11.3%
Income from operations as a percentage of net revenues	14.1%	14.7%
Foreign exchange gains, net	4.3	2.9	(32.6)%
Interest income (expense), net	(47.9)	(47.2)	(1.5)%
Other income (expense), net	15.0	19.0	26.7%
Income before income tax expense (benefit)	$602.2	$676.8	12.4%
Income tax expense (benefit)	(29.0)	163.2	NM*
Net income	$631.3	$513.7	(18.6)%
Net income as a percentage of net revenues	14.1%	10.8%

*Not Meaningful
2 We disaggregate our revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, we realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, we have updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the year ended December 31, 2023 to present comparable information. For additional information, see Note 24—“Net revenues” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Fiscal Year Ended December 31, 2024 Compared to the Fiscal Year Ended December 31, 2023
Net revenues.    Our net revenues were $4,767.1 million in 2024, up $290.3 million, or 6.5%, from $4,476.9 million in 2023. Growth in our net revenues was driven by both Data-Tech-AI and Digital Operations services.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Japanese yen, Argentine peso, Chinese yuan and Indian rupee against the U.S. dollar, our net revenues grew 6.7% in 2024 compared to 2023 on a constant currency3 basis. Revenue growth on a constant currency3 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency3 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency3 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased to approximately 135,400 in 2024 from approximately 123,400 in 2023.

	Year ended December 31,		Percentage change increase/ (decrease) 2024 vs. 2023
	2023	2024
	(dollars in millions)
Data-Tech-AI services	$2,089.5	$2,233.9	6.9%
Digital Operations services	2,387.4	2,533.3	6.1%
Total net revenues	$4,476.9	$4,767.1	6.5%

Net revenues from Data-Tech-AI services in 2024 were $2,233.9 million, up $144.4 million, or 6.9%, from $2,089.5 million in 2023. This increase was driven by strong demand for data and technology solutions embedded in our finance and accounting, supply chain and risk management services in 2024 compared to 2023.
Net revenues from Digital Operations services in 2024 were $2,533.3 million, up $145.9 million, or 6.1%, from $2,387.4 million in 2023, primarily driven by ramp-ups of services from recently signed large deals.
Revenues by segment were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2024 vs. 2023
	2023	2024
	(dollars in millions)
Financial Services	$1,225.4	$1,288.9	5.2%
Consumer and Healthcare	1,570.7	1,692.7	7.8%
High Tech and Manufacturing	1,680.8	1,785.6	6.2%
Net revenues	4,476.9	4,767.1	6.5%
Business held for sale	(0.5)	—	NM*
Net revenues (excluding business held for sale)	$4,476.4	$4,767.1	6.5%
*Not Meaningful

Net revenues from our Financial Services segment increased by 5.2% in 2024 compared to 2023, primarily driven by an increase in risk management and underwriting services from recently signed large deals. Net revenues from our Consumer and Healthcare segment increased by 7.8% in 2024 compared to 2023, primarily driven by an increase in finance and accounting and supply chain services as well as ramp-ups of services from large deals. Net revenues from our High Tech and Manufacturing segment increased by 6.2% in 2024 compared to 2023, primarily driven by an increase in finance and accounting and supply chain services from recently signed deals as well as ramp-ups of services from large deals signed in 2023. Net revenues from "Business held for sale" in the table above represent revenues from a business we had classified as held for sale with effect from April 1, 2022 as part of a series of actions we took in 2022 to focus our business on emerging solutions where we see the greatest opportunities for growth and to deprioritize assets that no longer fit with our long-term strategy. The sale of the business we had classified as held for sale was completed in 2023. For additional information, see Note 7—“Assets and liabilities held for sale” and Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
3 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Cost of revenue.  Cost of revenue was $3,077.1 million in 2024, up $170.9 million, or 5.9%, from $2,906.2 million in 2023. The increase in our cost of revenue in 2024 compared to 2023 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) higher infrastructure expenses and (iv) increased spending on professional services. This increase was partially offset by (i) lower depreciation and amortization expense, (ii) lower stock-based compensation expense and (iii) lower travel related expenses in 2024 compared to 2023.
Gross margin. Our gross margin increased from 35.1% in 2023 to 35.5% in 2024. The increase in gross margin was primarily due to improved operating leverage in 2024 compared to 2023.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues were 20.3% in 2024 and 20.4% 2023. SG&A expenses were $967.1 million in 2024, up $54.0 million, or 5.9%, from $913.1 million in 2023. The increase in SG&A expenses was primarily due to increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, a higher allowance for credit losses, higher travel related expenses and wage inflation in 2024 compared to 2023. This increase was partially offset by lower stock-based compensation expense and improved G&A cost management in 2024 compared to 2023.
Amortization of acquired intangible assets.   Amortization of acquired intangible assets was $26.5 million in 2024, down $5.0 million, or 15.9%, from $31.5 million in 2023. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $5.6 million in 2024, compared to $4.7 million in 2023. This change was primarily due to the receipt of $1.5 million upon the redemption of a loan note associated with the sale of a business classified as held for sale and the waiver by a vendor of a liability in 2024. Additionally, a gain of $4.9 million was recorded in 2023 upon the successful termination of a lease that was abandoned as part of a restructuring we undertook in 2022. For additional information, see Note 7—“Assets and liabilities held for sale” and Note 26—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 14.1% in 2023 to 14.7% in 2024. Income from operations increased by $71.2 million from $630.9 million in 2023 to $702.1 million in 2024, primarily due to a higher gross margin, partially offset by an increase in SG&A expenses in 2024 compared to 2023.
Foreign exchange gains (losses), net.   We recorded a net foreign exchange gain of $2.9 million in 2024, compared to $4.3 million in 2023. The gains in both years resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net.   Our interest expense (net of interest income) was $47.2 million in 2024, down $0.7 million from $47.9 million in 2023, reflecting the net impact of a $13.9 million increase in interest income in 2024 compared to 2023 and an offsetting $13.2 million increase in interest expense in 2024 compared to 2023. Our interest income increased from $18.4 million in 2023 to $32.3 million in 2024 due to higher cash balances in 2024 compared to 2023. The increase in interest expense was largely due to incremental interest expense on the senior notes issued in June 2024, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.7% in 2023 to 4.5% in 2024.
Other income (expense), net. Our other income (net of expense) was $19.0 million in 2024, compared to $15.0 million in 2023. This change was primarily driven by a gain on the sale of land and higher sublease income in 2024 compared to 2023.
Income tax expense/(benefit). Our income tax expense was $163.2 million in 2024, compared to an income tax benefit of $29.0 million in 2023. Our effective tax rate ("ETR") was 24.1% in 2024 and (4.8%) in 2023. The negative ETR in 2023 was primarily due to recording a non-recurring tax benefit of $169.9 million on an intercompany transfer of certain intellectual property rights from certain of our non-US subsidiaries to certain wholly-owned US subsidiaries.
Net income.  As a result of the foregoing factors, net income as a percentage of net revenues was 10.8% in 2024, down from 14.1% in 2023. Net income decreased by $117.6 million from $631.3 million in 2023 to $513.7 million in 2024, primarily due to a non-recurring tax benefit in 2023, partially offset by higher income from operations in 2024 compared to 2023.
Adjusted income from operations. Adjusted income from operations ("AOI") increased by $51.0 million from $762.9 million in 2023 to $813.9 million in 2024. Our AOI margin increased from 17.0% in 2023 to 17.1% in 2024, primarily driven by cost efficiencies and operating leverage in 2024 compared to 2023. In calculating our AOI margin for 2023, we adjusted total net revenues to exclude net revenues of $0.5 million in 2023 from the business classified as held for sale.

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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange gains/(losses), net, (iv) restructuring (income) expense, (v) the operating loss from the business classified as held for sale, (vi) losses on the sale of businesses classified as held for sale, (vii) interest (income) expense, and (viii) income tax expense/(benefit), as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue, excluding revenue from the business classified as held for sale. For additional information, see Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
During the second quarter of 2022, management approved a plan to divest a business (the "Business") that was part of our Consumer and Healthcare segment. The divestiture was completed in 2023. As a result, we classified the assets and liabilities of the Business as held for sale and recorded net revenues of $0.5 million and a loss of $1.2 million in 2023. Accordingly, there was no revenue or operating loss in 2024 from the Business. We also recorded a loss of $0.8 million in 2023 on the sale of the Business. For additional information, see Note 7—“Assets and liabilities held for sale” and Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2023 and 2024:

	Year ended December 31,
	2023	2024
	(dollars in millions)
Net income	$631.3	$513.7
Foreign exchange (gains) losses, net	$(4.3)	$(2.9)
Interest (income) expense, net	$47.9	$47.2
Income tax expense/ (benefit)	$(29.0)	$163.2
Stock-based compensation expense	$88.6	$66.4
Amortization and impairment of acquired intangible assets	$31.3	$26.5
Restructuring expense (income)	$(4.9)	$—
Operating loss on the sale of business classified as held for sale	$1.2	$—
Loss on the sale of business classified as held for sale	$0.8	$—
Adjusted income from operations	$762.9	$813.9

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2023 and 2024:

	Year ended December 31,		Percentage change increase/ (decrease) 2024 vs. 2023
	2023	2024
	(dollars in millions)
Financial Services	$193.4	$215.9	11.7%
Consumer and Healthcare	$242.5	$293.1	20.9%
High Tech and Manufacturing	$297.9	$319.4	7.2%
Total reportable segment	$733.7	$828.4	12.9%
Unallocated corporate expenses	$28.0	$(14.5)	NM*
Total	$761.7	$813.9	6.9%
Loss relating to business held for sale	$1.2	$—	NM*
Adjusted income from operations	$762.9	$813.9	6.7%
*Not Meaningful

AOI of our Financial Services segment increased to $215.9 million in 2024 from $193.4 million in 2023, primarily due to higher revenues and improved operating efficiency in 2024 compared to 2023. AOI of our Consumer and Healthcare segment increased to $293.1 million in 2024 from $242.5 million in 2023, largely driven by higher revenue from large deal ramp-ups and improved efficiencies in 2024 compared to 2023. AOI of our High Tech and Manufacturing segment increased to $319.4 million in 2024 from $297.9 million in 2023, primarily driven by higher revenues and the reduction in scope of a low margin account in 2023.
AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. AOI for "Loss relating to business held for sale" in the table above primarily represents the loss attributable to a business classified as held for sale. See Note 7—"Assets and liabilities held for sale" and Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
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
Statement of financial position
Key changes in our financial position during 2024
Following are the significant changes in our financial position as of December 31, 2024 compared to December 31, 2023:
•Short-term borrowings decreased by $10.0 million
The decrease in our short-term debt is primarily due to lower utilization of the funded drawdown of the credit facility under the 2022 Credit Agreement (as defined below). For additional information, see Note 14—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Prepaid expenses, other current assets, contract cost assets and other assets increased by $66.5 million
The increase in prepaid expenses, other current assets, contract cost assets and other assets is primarily due to higher deferred billings, higher contract assets (net of amortization), higher vendor advances for employee related liabilities and higher prepaid expenses. The increase was partially offset by a decrease in contract cost assets, higher refunds of Indian Goods and Services Tax payments and the adjustment of advance tax towards the settlement of income taxes payable. For additional information, see Note 6—“Prepaid expenses and other current assets,” Note 10—“Other assets” and Note 24—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Accounts receivable, net increased by $82.3 million
The increase in our accounts receivable is primarily due to higher revenue in 2024 compared to 2023, partially offset by lower days sales outstanding in 2024 compared to 2023.
•Goodwill and intangible assets decreased by $40.1 million
Goodwill decreased by $14.0 million, primarily due to the effect of exchange rate fluctuations. Our intangible assets decreased by $26.1 million due to the amortization of intangible assets. For additional information, see Note 9—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease right-of-use assets decreased by $4.0 million
The decrease in operating lease right-of-use assets is due to amortization, partially offset by assets recognized due to new leases/lease renewals entered into in 2024. For additional information, see Note 11—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•Operating lease liability decreased by $12.1 million
The decrease in operating lease liability is due to lease payments made in 2024, partially offset by additions and modifications in 2024.
•Accounts payable, accrued expenses, other current liabilities and other liabilities increased by $96.6 million
The increase in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to an increase in accounts payable, expense related accruals, higher mark-to-market losses on derivative financial instruments and employee related accruals in 2024 compared to 2023. This increase was partially offset by a decrease in contract liabilities in 2024 compared to 2023.
•Long-term debt decreased by $35.5 million
The decrease in long-term debt is primarily due to the repayment of our 2019 Senior Notes (as defined below) in 2024 and installment payments made on our term loan in 2024, largely offset by proceeds from the 2024 Senior Notes (as defined below) issued in 2024. For additional information, see Note 13—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Net deferred tax assets decreased by $33.6 million
Our net deferred tax assets decreased by $33.6 million in 2024 compared to 2023. For additional information, see Note 22—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2023 and 2024 is presented below:

	As of December 31,	As of December 31,	Percentage change increase/ (decrease) 2024 vs. 2023
	2023	2024
	(dollars in millions)
Cash and cash equivalents	$583.7	$648.2	11.1%
Short-term investments	—	23.4	NM*
Short-term borrowings	10.0	—	(100.0)%
Long-term debt due within one year	432.2	26.2	(93.9)%
Long-term debt other than the current portion	$824.7	$1,195.3	44.9%
Genpact Limited total shareholders’ equity	$2,248.4	$2,389.6	6.3%
*Not Meaningful
Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
As of December 31, 2024, $636.2 million of our $648.2 million in cash and cash equivalents was held by our non-Bermuda subsidiaries. $186.8 million of this cash is held by subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $117.5 million of retained earnings. $248.8 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $200.6 million in cash and cash equivalents held by subsidiaries is being indefinitely reinvested.
On February 9, 2023, our board of directors approved a 10% increase in our quarterly cash dividend from $0.125 per common share to $0.1375 per common share, representing an annual dividend of $0.55 per common share for 2023, up from $0.50 per common share in 2022. On March 24, 2023, June 26, 2023, September 26, 2023 and December 22, 2023, we paid dividends of $0.1375 per share, amounting to $25.3 million, $25.0 million, $24.9 million and $24.8 million in the aggregate, to shareholders of record as of March 10, 2023, June 9, 2023, September 8, 2023, and December 8, 2023, respectively.

On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing an annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024, June 26, 2024, September 25, 2024 and December 23, 2024 we paid dividends of $0.1525 per share, amounting to $27.5 million, $27.3 million, $26.9 million and $26.7 million in the aggregate, to shareholders of record as of March 11, 2023, June 10, 2024, September 11, 2024 and December 9, 2024, respectively.
On February 7, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing a planned annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.
As of December 31, 2024, the total authorization under our existing share repurchase program was $2,250.0 million, of which $147.0 million remained available as of December 31, 2024. Since our share repurchase program was initially authorized in 2015, we have repurchased 64,769,625 of our common shares at a weighted average price of $32.47 per share, for an aggregate purchase price of $2,103.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.
During the years ended December 31, 2023 and 2024, we repurchased 6,013,793 and 6,591,550 of our common shares, respectively, on the open market at a weighted average price of 37.48 and 38.31 per share, respectively, for an aggregate purchase price of $225.4 million and $252.5 million, respectively. All repurchased shares have been retired.
For additional information, see Note 18—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
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
Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage change
	2023	2024
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$490.8	$615.4	25.4%
Investing activities	(78.9)	(106.0)	34.3%
Financing activities	(483.0)	(424.8)	12.0%
Net increase (decrease) in cash and cash equivalents	$(71.1)	$84.6	219.0%
Cash flows from operating activities.    Net cash provided by operating activities was $615.4 million in 2024, up from $490.8 million in 2023. This increase in cash provided by operating activities was primarily driven by (i) a $160.1 million increase in non-cash expense, primarily due to an increase in deferred tax expense and an increase in allowances for credit losses, partially offset by lower stock-based compensation expense, a decrease in depreciation and amortization expense and a higher unrealized gain on the revaluation of foreign currency assets/liabilities in 2024 compared to 2023, and (ii) an $82.1 million decrease in operating assets and liabilities, which was primarily driven by lower tax payments, lower investment in accounts receivable and higher refunds of Indian Goods and Services Tax payments, partially offset by higher vendor advances for employee related payments in 2024 compared to 2023. This increase was partially offset by a $117.6 million decrease in net income in 2024 compared to 2023.

Cash flows used for investing activities.   Our net cash used for investing activities was $106.0 million in 2024, compared to $78.9 million in 2023. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets was $23.8 million higher in 2024 than in 2023. Additionally, we invested $23.4 million in short-term investments (term deposits) in 2024 but made no similar investments in 2023. Cash used for the divestiture of a business classified as held for sale was $19.5 million, and cash used for business combinations was $0.7 million in 2023, while no corresponding payments were made in 2024. For additional information, see Note 7—“Assets and liabilities held for sale” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cash flows used for financing activities.  Our net cash used for financing activities was $424.8 million in 2024, compared to $483.0 million in 2023. This change was primarily due to (i) lower repayment of borrowings (net of proceeds), including finance lease obligations, amounting to $58.6 million in 2024 compared to $173.0 million in 2023 and (ii) a $2.4 million payment of earn-out consideration in 2023 with no corresponding payment in 2024. This increase in cash flow from financing activities was partially offset by (i) lower proceeds from the issuance of common shares under our stock-based compensation plans of $17.2 million in 2024 compared to $39.5 million in 2023, (ii) higher payments for stock repurchased and retired (including payments of expenses and taxes related to stock repurchase activity) of $252.7 million in 2024 compared to $225.5 million 2023, (iii) higher dividend payments, amounting to $108.5 million in 2024 compared to $100.0 million in 2023, and (iv) higher payments for the net settlement of stock-based awards, amounting to $22.3 million in 2024 compared to $21.5 million in 2023.

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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2024, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2023 and 2024, our outstanding term loan, net of debt amortization expense of $1.3 million and $0.9 million, respectively, was $508.9 million and $476.1 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and 2024, the limit available under such facilities was $23.3 million and $22.4 million, respectively, of which $9.3 million and $8.5 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2023 and 2024, a total of $11.6 million and $1.5 million, respectively, of our revolving credit facility was utilized, of which $10.0 million and $0.0 million, respectively, constituted funded drawdown, and $1.6 million and $1.5 million, respectively, constituted non-funded drawdown.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2024, we were party to interest rate swaps covering a total notional amount of $234.4 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
Genpact Luxembourg issued $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes were fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering was amortized over the life of the notes as additional interest expense. As of December 31, 2023 and 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $0.5 million and $0 million, was $399.5 million and $0 million, respectively. The 2019 Senior Notes matured on December 1, 2024 and were fully repaid.
Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2023 and 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1.4 million and $0.8 million, respectively, was $348.6 million and $349.2 million, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the notes as additional interest expense. As of December 31, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.9 million, was $396.1 million, which is payable on June 4, 2029.
We pay interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively. We paid interest on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year through December 1, 2024, when they matured and were fully repaid.
For additional information, see Notes 13—“Long-term debt” and 14—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2023 and 2024, we have a revolving accounts receivable-based facility of $75.0 million and $60.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2023 and 2024 was $51.4 million and $55.9 million, respectively. The principal amount outstanding against this facility as of December 31, 2023 and 2024 was $51.3 million and $26.6 million, respectively. The cost of factoring accounts receivable sold under this facility during the years ended December 31, 2023 and 2024 was $2.0 million and $2.3 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $324.4 million and $270.2 million during the years ended December 31, 2023 and December 31, 2024, respectively, which also represents the maximum utilization under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2022 and 2023 was $7.9 million and $6.0 million, respectively.
For additional information, see Note 3—“Accounts receivable, net of allowance for credit losses” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

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
Based on our assessment of such qualitative factors, in accordance with ASC 350, we concluded that as of December 31, 2023 and 2024, the fair values of all of our reporting units are likely to be higher than their respective carrying values.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Item 1A—“Risk Factors—Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition" and Note 5—“Derivative financial instruments” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Other Liquidity and Capital Resources Information
As of December 31, 2023 and 2024, we have purchase commitments, net of capital advances paid in respect of such purchases, of $16.0 million and $25.3 million, respectively. For additional information, see Note 25—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
As of December 31, 2023 and 2024, we also have operating and finance lease commitments of $287.5 million and $276.2 million, respectively, to be paid over the remaining lease terms. For additional information, see Note 11—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Supplemental Guarantor Financial Information
As discussed in Note 13, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15- "Exhibits and Financial Statement Schedules," Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes and the 2024 Senior Notes. As of December 31, 2024, the outstanding balance for the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $349.2 million and $396.1 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Our other subsidiaries (such subsidiaries are referred to as the “non-Guarantors”) do not guarantee either series of outstanding Senior Notes. Genpact USA fully guaranteed the 2019 Senior Notes. During the year ended December 31, 2024, the Company repaid the 2019 Senior Notes in the amount of $400.0 million at their maturity.
The Company (with respect to both series of Senior Notes) has fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. Failing payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company shall be obligated to pay the same immediately. The Company has agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.
The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2023	Year ended December 31, 2024
	(dollars in millions)
Net revenues	$298.1	$422.4
Gross profit	298.1	422.4
Net income	382.4	237.1

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2023	Year ended December 31, 2024
	(dollars in millions)
Royalty income	$0.7	$—
Revenue from services	297.4	422.4
Interest income /(expense), net	52.1	(15.5)
Other income /(expense), net	(4.5)	(4.4)

Summarized Balance Sheets	As of December 31, 2023	As of December 31, 2024
	(dollars in millions)
Assets
Current assets	$2,193.4	$1,842.4
Non-current assets	1,045.4	1,000.5

Liabilities
Current liabilities	$5,121.3	$4,150.1
Non-current liabilities	904.7	1,236.1

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2023	As of December 31, 2024
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$114.4	$174.7
Loans receivable	1,433.1	932.4
Others	594.8	589.0

Non-current assets
Others	$69.5	$46.2

Liabilities
Current liabilities
Loans payable	$3,559.7	$3,447.0
Others	1,117.8	659.9

Non-Current liabilities
Loans payable	$75.0	$38.0

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risk
Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (76% in fiscal 2024) is received in U.S. dollars. We also receive revenues in euros, U.K. pounds sterling, Australian dollars, Indian rupees and Japanese yen. Our expenses are primarily in U.S. dollars and we also incur expenses in Indian rupees, Romanian lei, Chinese renminbi, U.K. pounds sterling, Philippine pesos and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2024, and excluding any hedging arrangements that we had in place during that period, a 10.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2024 by $15.0 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 10.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2024 by $124.0 million. Conversely, a 10.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2024 by $152.0 million.
We have sought to reduce the effect of any Indian rupee-U.S. dollar, Indian rupee-Australian dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Romanian leu-euro, Mexican peso-U.S. dollar, Polish zloty-U.S. dollar, Hungarian forint-U.S. dollar, Malaysian ringgit-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India, Malaysia, the Philippines and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Philippine peso-U.S. dollar, Malaysian ringgit-U.S. dollar and Romanian leu-euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”
Interest rate risk
Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2024, we had $1,221.4 million of indebtedness, comprised of (a) $476.1 million of indebtedness under our 2022 Credit Agreement consisting of a long-term loan of $476.1 million, net of $0.9 million in unamortized debt issuance expenses, (b) $349.2 million in indebtedness under our 2021 Senior Notes, net of $0.8 million in unamortized bond issuance expenses, and (c) $396.1 million in indebtedness under our 2024 Senior Notes, net of $3.9 million in unamortized bond issuance expenses. Interest on indebtedness under the 2022 Credit Agreement is based on Term SOFR, and we are subject to market risk from changes in interest rates. Borrowings under our 2022 Credit Agreement bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. See Item 1A—"Risk Factors"—"We may be unable to service our debt or obtain additional financing on competitive terms or at all.” Based on our indebtedness, a 2% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $6.0 million impact on our net interest expense in fiscal 2024. Additionally, the interest rates on our 2019 and 2021 Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the 2019 and 2021 Senior Notes. For fiscal 2024, such an increase would have had an impact of up to $14.0 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2024, we were party to interest rate swaps covering a total notional amount of $234.4 million. Under our swap agreements outstanding as of December 31, 2024, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
We executed a treasury rate lock agreement for $350 million in connection with future interest payments to be made on the 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2024 was $0.2 million.
We executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on the 2024 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 was $0.4 million.
Credit risk
As of December 31, 2024, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $1,321.5 million. No single client owed more than 10% of our accounts receivable balance as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and consultants. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
The other information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” "Insider Trading Policy" and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.
Item 11.     Executive Compensation
The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is, other than the information required by Item 402(v) of Regulation S-K, incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for the 2025 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-66 hereof.
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

4.2
Base Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.3
Third Supplemental Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee, to the Base Indenture dated as of March 27, 2017 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.4
Base Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc. and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

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

4.6
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

4.7	Form of 1.750% Senior Note due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.8	Form of 6.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 4, 2024).

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 2, 2020).

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

10.10†
Form of 2023 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2023).

10.11†
Form of 2023 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2023).

Exhibit Number	Description

10.12†
Form of 2024 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2024).

10.13†
Form of 2024 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2024).

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

10.20†
Employment Agreement by and between the Registrant and Michael Weiner, dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.21†*	Employment Agreement by and between the Registrant and Anil Nanduru, dated November 23, 2021.

10.22†*	Employment Agreement by and between the Registrant and Riju Vashisht, dated November 23, 2021.

10.23†
Employment Agreement by and between Genpact India Private Limited and Piyush Mehta, dated November 24, 2021 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 29, 2024).

10.24†*	Form of Amendment of Employment Agreement by and between the Registrant and each of Michael Weiner, Anil Nanduru, Riju Vashisht and Piyush Mehta, dated as of January 1, 2025.

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

Exhibit Number	Description

19.1*	Genpact Limited Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2024).

23.1*	Consent of KPMG Assurance and Consulting Services LLP.

24.1*	Powers of Attorney (included on the signature pages of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 29, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: March 3, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BALKRISHAN KALRA	President, Chief Executive Officer and Director (Principal Executive Officer)
Balkrishan Kalra

/s/ MICHAEL WEINER	Chief Financial Officer (Principal Financial Officer)
Michael Weiner

/s/ DONALD KLUNK	Chief Accounting Officer (Principal Accounting Officer)
Donald Klunk

/s/ AJAY AGRAWAL	Director
Ajay Agrawal

/s/ LAURA CONIGLIARO	Director
Laura Conigliaro

/s/ TAMARA FRANKLIN	Director
Tamara Franklin

/s/ NICHOLAS GANGESTAD	Director
Nicholas Gangestad

/s/ CAROL LINDSTROM	Director
Carol Lindstrom

/s/ JAMES MADDEN	Director
James Madden

/s/ CECELIA MORKEN	Director
CeCelia Morken

/s/ BRIAN STEVENS	Director
Brian Stevens

/s/ N.V. TYAGARAJAN	Director
N.V. Tyagarajan

/s/ MARK VERDI	Director
Mark Verdi

GENPACT LIMITED AND ITS SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 03, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unrecognized tax benefits pertaining to operations in India

As discussed in Note 22 to the consolidated financial statements, the Company had unrecognized tax benefits, excluding associated interest and penalties, of $14,063 thousand as of December 31, 2024, which included unrecognized tax benefits relating to operations in India.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Genpact Limited and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 03, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
/s/KPMG Assurance and Consulting Services LLP

Mumbai, Maharashtra, India
March 3, 2025

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data and share count)

	Notes	As of December 31, 2023	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents		$583,670	$648,246
Short-term investments		—	23,359
Accounts receivable, net of allowance for credit losses of $18,278 and $12,094 as of December 31, 2023 and 2024, respectively	3	1,116,273	1,198,606
Prepaid expenses and other current assets	6	191,566	209,893
Total current assets		$1,891,509	$2,080,104

Property, plant and equipment, net	8	189,803	207,943
Operating lease right-of-use assets		186,167	182,190
Deferred tax assets	22	298,921	269,476
Intangible assets, net	9	53,028	26,950
Goodwill	9	1,683,782	1,669,769
Contract cost assets	24	202,543	200,900
Other assets, net of allowance for credit losses of $4,096 and $7,320 as of December 31, 2023 and 2024, respectively	10	299,960	349,821
Total assets		$4,805,713	$4,987,153

Liabilities and equity
Current liabilities
Short-term borrowings	14	$10,000	$—
Current portion of long-term debt	13	432,242	26,173
Accounts payable		27,739	36,469
Income taxes payable	22	38,458	35,431
Accrued expenses and other current liabilities	12	759,180	812,994
Operating leases liability		50,313	52,672
Total current liabilities		$1,317,932	$963,739

Long-term debt, less current portion	13	824,720	1,195,267
Operating leases liability		168,015	153,587
Deferred tax liabilities	22	11,706	15,908
Other liabilities	15	234,948	269,041
Total liabilities		$2,557,321	$2,597,542

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 179,494,132 and 174,661,943 issued and outstanding as of December 31, 2023 and 2024, respectively		1,789	1,740
Additional paid-in capital		1,883,944	1,945,261
Retained earnings		1,085,209	1,236,696
Accumulated other comprehensive income (loss)		(722,550)	(794,086)
Total equity		$2,248,392	$2,389,611
Commitments and contingencies	25
Total liabilities and equity		$4,805,713	$4,987,153
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2022	2023	2024
Net revenues	23, 24	4,371,172	4,476,888	4,767,139
Cost of revenue		2,834,774	2,906,223	3,077,073
Gross profit		$1,536,398	$1,570,665	$1,690,066
Operating expenses:
Selling, general and administrative expenses		938,385	913,061	967,145
Amortization of acquired intangible assets	9	42,667	31,463	26,476
Other operating (income) expense, net	20	53,195	(4,716)	(5,616)
Income from operations		$502,151	$630,857	$702,061
Foreign exchange gains, net		15,392	4,274	2,937
Interest income (expense), net	21	(52,204)	(47,935)	(47,214)
Other income (expense), net		(103)	15,028	19,036
Income before income tax expense (benefit)		$465,236	$602,224	$676,820
Income tax expense (benefit)	22	111,832	(29,031)	163,150
Net income		$353,404	$631,255	$513,670
Earnings per common share	19
Basic		$1.92	$3.46	$2.88
Diluted		$1.88	$3.41	$2.85
Weighted average number of common shares used in computing earnings per common share	19
Basic		184,184,930	182,345,548	178,385,972
Diluted		188,087,240	185,141,843	180,436,900
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2022	2023	2024
Net income	$353,404	$631,255	$513,670
Other comprehensive income (loss):
Currency translation adjustments	(161,428)	2,340	(54,920)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 5)	(19,776)	6,663	(23,413)
Retirement benefits, net of taxes (Note 16)	2,432	1,572	6,797
Other comprehensive income (loss)	(178,772)	10,575	(71,536)
Comprehensive income	$174,632	$641,830	$442,134
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2022
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2022	185,336,357	$1,847	$1,717,165	$732,474	$(554,353)	$1,897,133
Issuance of common shares on exercise of options (Note 17)	665,036	7	14,694	—	—	14,701
Issuance of common shares under the employee stock purchase plan (Note 17)	324,783	3	13,047	—	—	13,050
Net settlement on vesting of restricted share units (Note 17)	74,934	1	(422)	—	—	(421)
Net settlement on vesting of performance units (Note 17)	1,300,511	13	(44,404)	—	—	(44,391)
Stock repurchased and retired (Note 18)	(4,777,205)	(48)	—	(213,938)	—	(213,986)
Expenses related to stock repurchased (Note 18)	—	—	—	(96)	—	(96)
Stock-based compensation expense (Note 17)	—	—	77,373	—	—	77,373
Comprehensive income (loss):
Net income (loss)	—	—	—	353,404	—	353,404
Other comprehensive income (loss)	—	—	—	—	(178,772)	(178,772)
Dividend ($0.50 per common share, Note 18)	—	—	—	(91,837)	—	(91,837)
Balance as of December 31, 2022	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2023
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 17)	1,376,330	14	27,741	—	—	27,755
Issuance of common shares under the employee stock purchase plan (Note 17)	337,875	3	11,727	—	—	11,730
Net settlement on vesting of restricted share units (Note 17)	457,029	5	(10,506)	—	—	(10,501)
Net settlement on vesting of performance units (Note 17)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 18)	(6,013,793)	(60)	—	(225,319)	—	(225,379)
Expenses related to stock repurchased, including taxes (Note 18)	—	—	—	(720)	—	(720)
Stock-based compensation expense (Note 17)	—	—	88,576	—	—	88,576
Comprehensive income (loss):
Net income (loss)	—	—	—	631,255	—	631,255
Other comprehensive income (loss)	—	—	—	—	10,575	10,575
Dividend ($0.55 per common share, Note 18)	—	—	—	(100,014)	—	(100,014)
Balance as of December 31, 2023	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2024
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 17)	240,091	2	7,203	—	—	7,205
Issuance of common shares under the employee stock purchase plan (Note 17)	303,923	3	10,007	—	—	10,010
Net settlement on vesting of restricted share units (Note 17)	343,905	3	(5,316)	—	—	(5,313)
Net settlement on vesting of performance units (Note 17)	871,442	9	(16,960)	—	—	(16,951)
Stock repurchased and retired (Note 18)	(6,591,550)	(66)	—	(252,474)	—	(252,540)
Expenses related to stock repurchased, including taxes (Note 18)	—	—	—	(1,243)	—	(1,243)
Stock-based compensation expense (Note 17)	—	—	66,383		—	66,383
Comprehensive income (loss):
Net income (loss)	—	—	—	513,670	—	513,670
Other comprehensive income (loss)	—	—	—		(71,536)	(71,536)
Dividend ($0.61 per common share, Note 18)	—	—	—	(108,466)	—	(108,466)
Balance as of December 31, 2024	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2023	2024
Operating activities
Net income	$353,404	$631,255	$513,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,849	72,530	69,778
Amortization of debt issuance costs (including loss on extinguishment of debt)	2,376	1,967	2,412
Amortization of acquired intangible assets	42,667	31,463	26,476
Write-down of intangible assets and property, plant and equipment	1,377	—	—
Impairment charge on assets classified as held for sale	32,575	—	—
Loss on sale of business classified as held for sale (refer to Note 8)	—	802	—
Allowance for credit losses	1,583	3,979	13,806
Unrealized loss/(gain) on revaluation of foreign currency asset/liability	525	(1,061)	(11,354)
Stock-based compensation expense	77,373	88,576	66,383
Deferred tax expense (benefit)	(29,151)	(157,932)	36,610
Write-down of operating right-of-use assets and other assets	20,307	—	—
Others, net	863	1,477	(2,179)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(112,341)	(130,791)	(96,555)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	3,822	(39,075)	(73,512)
Increase (decrease) in accounts payable	14,185	(8,215)	8,733
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(54,329)	1,862	63,340
Increase (decrease) in income taxes payable	1,585	(6,025)	(2,184)
Net cash provided by operating activities	$443,670	$490,812	$615,424
Investing activities
Purchase of property, plant and equipment	(50,614)	(55,421)	(82,766)
Payment for internally generated intangible assets (including intangibles under development)	(3,775)	(3,356)	(2,469)
Purchase of short term investments	—	—	(23,359)
Proceeds from sale of property, plant and equipment	60	25	2,635
Payment for business acquisitions, net of cash acquired	(33)	(682)	—
Proceeds from/(payment) for divestiture of business	17,769	(19,510)	—
Net cash used for investing activities	$(36,593)	$(78,944)	$(105,959)
Financing activities
Repayment of finance lease obligations	(12,810)	(12,165)	(11,358)
Payment of debt issuance and refinancing costs	(3,045)	—	(4,165)
Proceeds from long-term debt	239,130	—	400,000
Repayment of long-term debt	(620,130)	(19,875)	(433,125)
Proceeds from short-term borrowings	261,000	148,000	50,000
Repayment of short-term borrowings	(110,000)	(289,000)	(60,000)
Proceeds from issuance of common shares under stock-based compensation plans	27,751	39,485	17,215
Payment for net settlement of stock-based awards	(44,942)	(21,529)	(22,278)
Payment of earn-out consideration	(2,437)	(2,399)	—
Dividend paid	(91,837)	(100,014)	(108,466)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(214,082)	(225,499)	(252,671)
Net cash used for financing activities	$(571,402)	$(482,996)	$(424,848)
Effect of exchange rate changes	(88,368)	8,033	(20,041)
Net increase (decrease) in cash and cash equivalents	(164,325)	(71,128)	84,617
Cash and cash equivalents at the beginning of the period	899,458	646,765	583,670
Cash and cash equivalents at the end of the period	$646,765	$583,670	$648,246
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$51,147	$47,989	$68,913
Cash paid during the period for income taxes, net of refunds	$145,979	$156,733	$113,629
Property, plant and equipment acquired under finance lease obligations	$7,078	$2,459	$11,483
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

1. Organization
The Company is a global advanced technology services and solutions company. Powered by its mix of deep industry expertise, operational excellence, and advanced technology, the Company helps companies reimagine finance and risk, supply chain and other core industry operations. The Company has over 140,000 employees serving clients from more than 35 countries.
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
(b) Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use ("ROU") assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, unrecognized tax benefits and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
(c) Goodwill and other intangible assets
Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 9 for information and related disclosures.

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
(e) Accounts receivable
Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. The amount to be invoiced represents the unbilled receivables for services rendered between the last billing date and the balance sheet date. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for current expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses which are adjusted to current market conditions and a reasonable and supportable forecast. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
The Company uses revolving accounts receivable-based facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of accounts receivable sold approximates their book value due to their short-term nature, and any gains or losses on the sale of these receivables are recorded at the time of transfer and included under "interest income (expense), net" in the Company’s consolidated statements of income.
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
(h) Cost of revenue
Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for customers, their supervisors and certain support personnel who may be dedicated to a particular customer or a set of processes. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, lease expenses, IT expenses, and consulting and certain other expenses. Consulting charges represent the cost of consultants and contract resources with specialized skills who are directly responsible for the performance of services for clients and travel and other billable costs related to the Company’s clients. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.
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
(l) Short-term investments
The Company’s short-term investments consist of investments in term deposits with more than three months of original maturity and less than one year of remaining maturity as of the reporting date. The investments in term deposits are classified as held-to-maturity debt securities which are measured and recognized at amortized cost. Interest earned on term deposit investments is included in interest income (expense), net.
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
The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in the fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) reported under accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues,” “Cost of revenue,” “Selling, general and administrative expenses,” and “Interest expense,” as applicable. Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the consolidated statements of income and are included in foreign exchange gains, net, and other income (expense), net, respectively.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately, in foreign exchange gains, net in the consolidated statements of income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).
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
The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in the consolidated statement of comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
(s)  Deferred Compensation Plans
The Company maintains a non-qualified deferred compensation plan for certain employees. The plan is accounted for using the fair value measurement approach. Plan earnings are calculated by reference to actual earnings of the funds chosen by individual participants. In connection with the administration of this plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees, held under a Rabbi Trust. The Company consolidates the invested assets of the trust. The cash surrender value of these insurance policies is included in “other assets” at fair value in the consolidated balance sheet. Gains or losses on the plan’s assets and changes in the fair value of deferred compensation liabilities are included in “other income (expense), net,” and “selling, general and administrative expenses,” respectively, in the consolidated statements of income.
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
In 2023 and 2024, the Company granted performance units ("PUs") to certain employees. Vesting of these PUs is contingent upon Genpact's financial performance over the three-year performance periods set out in the awards. For the PUs granted annually beginning in 2023, the performance period increased to three years from one year. The number of PUs granted in 2023 and 2024 that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s total shareholder return (“TSR”) relative to the TSR of the companies included as of the beginning of each performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance periods. Accordingly, the grant date fair value for PUs granted in 2023 and 2024 is determined using a Monte Carlo simulation model.
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
The following recently released accounting standards have been adopted by the Company:
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
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." This ASU improves reportable segment disclosure requirements by enhancing disclosures about significant segment expenses. It requires public entities to disclose significant segment expenses, other segment items, and additional measures of segment profit or loss, providing more comprehensive information for investors and stakeholders. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning January 1, 2024 and updated its segment information disclosure with the requirements of this ASU. See Note 23 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
The following recently released accounting standards have not yet been adopted by the Company:
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." This ASU enhances income tax disclosures by requiring public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold, i.e., if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. It also requires entities to disclose the income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, as well as the amounts paid to an individual jurisdiction when 5% or more of the total income taxes were paid to such jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, " Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Topic 220-40)." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on the presentation of its consolidated statements of income and disclosures.
3. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31,
	2022	2023	2024
Opening balance as of January 1	$24,329	$20,442	$18,278
Additions (net), charged to income statement	2,096	3,081	7,582
Deductions/effect of exchange rate fluctuations	(5,983)	(5,245)	(13,766)
Closing balance	$20,442	$18,278	$12,094

Accounts receivable were $1,134,551 and $1,210,700, and allowances for credit losses were $18,278 and $12,094, resulting in net accounts receivable balances of $1,116,273 and $1,198,606 as of December 31, 2023 and 2024, respectively.
The Company has a revolving accounts receivable-based facility of $75,000 and $60,000 as of December 31, 2023 and 2024, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the periods ended December 31, 2023 and 2024 was $51,367 and $55,870, respectively. The principal amount outstanding against this facility as of December 31, 2023 and 2024 was $51,344 and $26,583, respectively. The cost of factoring such accounts receivable during the years ended December 31, 2022, 2023 and 2024 was $601, $2,013 and $2,301, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.
The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $324,401 and $270,211 during the years ended December 31, 2023 and December 31, 2024, respectively, which also represents the maximum capacity utilized under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2022, 2023 and 2024 was $4,154, $7,921 and $6,027, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

4. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2023 and 2024:

	As of December 31, 2023
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,307	$—	$22,307	$—
Deferred compensation plan assets (Note a, d)	51,983	—	—	51,983
Total	$74,290	$—	$22,307	$51,983
Liabilities
Derivative instruments (Note b, c)	17,363	—	17,363	—
Deferred compensation plan liability (Note b, e)	51,354	—	—	51,354
Total	$68,717	$—	$17,363	$51,354

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,001	$—	$22,001	$—
Deferred compensation plan assets (Note a, d)	61,549			61,549
Total	$83,550	$—	$22,001	$61,549
Liabilities
Derivative instruments (Note b, c)	$58,699	$—	$58,699	$—
Deferred compensation plan liability (Note b, e)	60,924	—	—	60,924
Total	$119,623	$—	$58,699	$60,924
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
4. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2023 and 2024:

	Year ended December 31,
	2023	2024
Opening balance	$2,517	$—
Payments made on earn-out consideration	(2,399)	—
Change in fair value of earn-out consideration (Note a)	(118)	—
Closing balance	$—	$—
(a)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the years ended December 31, 2023 and 2024:

	Year ended December 31,
	2023	2024
Opening balance	$40,261	$51,983
Additions (net of redemption)	4,216	2,263
Change in fair value of deferred compensation plan assets (Note a)	7,506	7,303
Closing balance	$51,983	$61,549
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the years ended December 31, 2023 and 2024:

	Year ended December 31,
	2023	2024
Opening balance	$39,654	$51,354
Additions (net of redemption)	4,216	2,263
Change in fair value of deferred compensation plan liabilities (Note a)	7,484	7,307
Closing balance	$51,354	$60,924
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
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Derivative financial instruments (Continued)
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,892,800	$2,413,000	$5,278	$(36,478)
United States Dollars (sell) Mexican Peso (buy)	66,000	71,000	2,129	(8,188)
United States Dollars (sell) Philippines Peso (buy)	118,500	161,400	637	(3,274)
Euro (sell) United States Dollars (buy)	222,363	219,706	(3,499)	10,282
Singapore Dollar (buy) United States Dollars (sell)	—	12,000	—	(407)
Euro (sell) Romanian Leu (buy)	66,384	67,144	90	(156)
Japanese Yen (sell) Chinese Renminbi (buy)	52,562	34,507	803	3,402
United States Dollars (sell) Chinese Renminbi (buy)	40,800	46,800	(638)	(1,883)
Pound Sterling (sell) United States Dollars (buy)	14,915	15,507	(398)	463
United States Dollars (sell) Hungarian Font (buy)	32,000	21,000	809	(1,611)
Australian Dollars (sell) Indian Rupees (buy)	90,077	109,490	(1,914)	3,556
United States Dollars (sell) Polish Zloty (buy)	51,000	39,000	3,046	(1,190)
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	323	366
Israeli Shekel (buy) United States Dollars (sell)	15,000	20,000	1,175	454
South African Rand (sell) United States Dollars (buy)	27,000	32,000	216	1,725
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	55	(314)
United States Dollars (sell) Costa Rica Colon (buy)	13,000	13,000	555	231
United States Dollars (sell) Canadian Dollar (buy)	—	9,000	—	(352)
Pound Sterling (buy) United States Dollar (sell)	22,300	—	669	—
United States Dollars (sell) Malaysian Ringgit (buy)	18,000	5,000	161	(169)
Interest rate swaps (floating to fixed)	148,125	234,375	(4,553)	(3,155)
			$4,944	$(36,698)

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Derivative financial instruments (Continued)
The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024
Assets
Prepaid expenses and other current assets	$13,273	$11,855	$5,783	$5,419
Other assets	$3,251	$4,727	$—	$—
Liabilities
Accrued expenses and other current liabilities	$6,833	$24,436	$1,276	$12,990
Other liabilities	$9,254	$21,273	$—	$—
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
In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 13). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2023 and 2024 was $368 and $206, respectively.
In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 13). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 was $351.
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) ("OCI"), and the related tax effects are summarized below:

	Year ended December 31,
	2022			2023			2024
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$17,468	$(3,404)	$14,064	$(7,255)	$1,543	$(5,712)	$805	$146	$951
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(6,815)	(413)	(7,228)	13,871	(3,644)	10,227	11,260	(3,033)	8,227
Changes in fair value of effective portion of outstanding derivatives, net	(31,538)	4,534	(27,004)	21,931	(5,041)	16,890	(18,816)	3,630	(15,186)
Gain (loss) on cash flow hedging derivatives, net	(24,723)	4,947	(19,776)	8,060	(1,397)	6,663	(30,076)	6,663	(23,413)
Closing balance	$(7,255)	$1,543	$(5,712)	$805	$146	$951	$(29,271)	$6,809	$(22,462)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Derivative financial instruments (Continued)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2022	2023	2024		2022	2023	2024
Forward foreign exchange contracts	$(44,873)	$24,660	$(21,056)	Revenue	$3,586	$1,256	$2,200
Interest rate swaps	13,335	(2,729)	2,637	Cost of revenue	(8,668)	3,715	6,757
Treasury rate lock	—	—	(397)	Selling, general and administrative expenses	(1,148)	565	947
				Interest expense	(585)	8,335	1,356
	$(31,538)	$21,931	$(18,816)		$(6,815)	$13,871	$11,260
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2022, 2023 and 2024, respectively.
Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2022	2023	2024
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(29,499)	$13,462	$(10,321)
a)These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items, such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses),net in the consolidated statements of income.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2023	2024
Advance income and non-income taxes	$90,136	$69,668
Contract asset (Note 24)	17,454	32,572
Prepaid expenses	36,196	43,936
Derivative instruments (Note 5)	19,056	17,274
Employee advances	5,087	3,186
Deposits	4,406	3,886
Advances to suppliers	1,689	6,377
Others	17,542	32,994
Total	$191,566	$209,893

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
In November 2023, the Company and the buyer group signed a supplemental deed amending the loan note. Under the supplemental deed, the redemption period was shortened to six months from the execution of the supplemental deed, and the redemption sum was reduced to $1,500. However, under the terms of the supplemental deed, if the Company did not receive the payment of the redemption sum within the revised six months redemption period, the loan note would remain in full force and effect under its original terms and value without modification or amendment under the supplemental deed. In March 2024, the note was redeemed by the buyer group and the Company received the redemption sum of $1,500 against the loan note. The redemption sum received has been recorded in "other operating (income) expense, net" in the Company's consolidated statements of income. See Note 20 for additional information.
The Company completed the sale of the Business in February 2023, resulting in a net payout of $2,091 and a loss of $802 on the sale of the Business in the year ended December 31, 2023, in addition to an impairment charge of $32,575 recorded in the year ended December 31, 2022. However, the Company recorded a gain of $1,500 in the year ended December 31, 2024 upon the buyer group's redemption of the loan note as described above. The loss (gain) on the sale of the Business has been recorded in "other operating (income) expense, net" in the Company's consolidated statement of income. See Note 20 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
8. Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	As of December 31,
	2023	2024
Land	$6,652	$4,465
Buildings	45,596	31,976
Furniture and fixtures	46,652	48,636
Computer equipment and servers	311,320	299,617
Plant, machinery and equipment	93,744	97,490
Computer software	118,646	116,591
Leasehold improvements	111,308	126,048
Vehicles	78	114
Capital work in progress (including intangible assets under development)	46,138	62,572
Property, plant and equipment, gross	$780,134	$787,509
Less: Accumulated depreciation, amortization and impairment	(590,331)	(579,566)
Property, plant and equipment, net	$189,803	$207,943
Depreciation expense on property, plant and equipment for the years ended December 31, 2022, 2023 and 2024 was $54,603, $50,445 and $55,249, respectively. Computer software amortization for the years ended December 31, 2022, 2023 and 2024 was $4,703, $2,429 and $2,101, respectively.
The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $306, $(24) and $(146) for the years ended December 31, 2022, 2023 and 2024, respectively.
The Company recorded a write-down to property, plant and equipment & computer software during the years ended December 31, 2022, 2023 and 2024 as described in Note 9.

9. Goodwill and intangible assets
The following table presents the changes in goodwill for the year ended December 31, 2023 and 2024:

	As of December 31,
	2023	2024
Opening balance	$1,684,196	$1,683,782
Effect of exchange rate fluctuations	(414)	(14,013)
Closing balance	$1,683,782	$1,669,769

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2023:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,736	$592,907	$682,553	$1,684,196
Effect of exchange rate fluctuations	(62)	(127)	(225)	(414)
Closing balance	$408,674	$592,780	$682,328	$1,683,782

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,674	$592,780	$682,328	$1,683,782
Effect of exchange rate fluctuations	(3,677)	(4,983)	(5,353)	(14,013)
Closing balance	$404,997	$587,797	$676,975	$1,669,769
During the years ended December 31, 2022, 2023 and 2024, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company performed assessments to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessments for the years ended December 31, 2022, 2023 and 2024, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.
The total amount of the Company’s goodwill deductible for income tax purposes was $263,910 and $237,125 as of December 31, 2023 and 2024, respectively.
The Company’s intangible assets are as follows:

	As of December 31, 2023			As of December 31, 2024
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$474,090	$436,104	$37,986	$468,500	$451,285	$17,215
Marketing-related intangible assets	97,840	88,648	9,192	97,607	93,609	3,998
Technology-related intangible assets	129,600	123,750	5,850	131,853	126,116	5,737
Total	$701,530	$648,502	$53,028	$697,960	$671,010	$26,950
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2022, 2023 and 2024 were $42,667, $31,463 and $26,476, respectively.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2022, 2023 and 2024 were $14,768, $8,571 and $2,061, respectively.
Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $51, $(4) and $(5) for the years ended December 31, 2022, 2023 and 2024, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
During the years ended December 31, 2022, 2023 and 2024, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, goodwill and certain property, plant and equipment, including those held for sale as a result of changes in market trends and the Company’s investment strategy, including the Company's decision to cease certain service offerings. See Note 8 for additional information. Based on the results of this testing, for the year ended December 31, 2022 the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $29,173. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statements of income. For the years ended December 31, 2023 and 2024, the Company determined that the carrying values of the assets tested were recoverable and accordingly recorded no write-downs for such periods.
The summary below presents the impairment charges (on intangibles and goodwill) and write-downs (on property, plant and equipment) recorded for various categories of assets during the years ended December 31, 2022, 2023 and 2024:

	Year ended December 31,
	2022	2023	2024
Technology related intangible assets	$25,266	$—	$—
Customer related intangible assets	$905	$—	$—
Goodwill	$1,625	$—	$—
Total intangible assets and goodwill	$27,796	$—	$—
Property, plant and equipment	$1,377	$—	$—
Total property, plant and equipment	$1,377	$—	$—
Total impairment and write-down	$29,173	$—	$—
The estimated amortization schedule for the Company’s intangible assets for future periods as of December 31, 2024 is set out below:

For the year ending December 31:
2025	18,782
2026	4,513
2027	3,321
2028	334
Total	$26,950
10. Other Assets
Other assets consist of the following:

	As of December 31,
	2023	2024
Contract asset (Note 24)	$15,916	$16,408
Advance income and non-income taxes	94,651	76,720
Deposits	22,755	23,611
Derivative instruments (Note 5)	3,251	4,727
Prepaid expenses	3,775	4,442
Deferred billings, net*	85,998	122,933
Right of use (ROU) assets finance lease	17,766	18,849
Deferred compensation plan asset (Note 4)	51,983	61,549
Others	3,865	20,582
Total	$299,960	$349,821

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
10. Other Assets (Continued)
*Deferred billings were $90,094 and $130,253 and allowances for credit losses on deferred billings were $4,096 and $7,320, resulting in net deferred billings balances of $85,998 and $122,933 as of December 31, 2023 and 2024, respectively.
During the years ended December 31, 2023 and 2024, the Company recorded additional charges of $898 and $6,224, respectively, and a release of $513 during the year ended December 31, 2022 in the income statement on account of credit losses on deferred billings.
11. Leases
The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 10 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost for operating and finance leases for the years ended December 31, 2022, 2023 and 2024 are summarized below:

	Year ended December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2024
Finance lease cost:
Amortization of ROU assets (Note a)	13,132	11,058	10,261
Interest on lease liabilities (Note b)	1,532	1,332	1,351
Operating lease cost (Note c)	68,172	60,629	61,489
Short-term lease cost (Note c)	1,563	1,963	2,111
Variable lease cost (Note c)	6,898	6,785	3,314
Total lease cost	$91,297	$81,767	$78,526

a)Included in “depreciation and amortization” in the consolidated statements of income.
b)Included in “interest income (expense), net” in the consolidated statements of income.
c)Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.
ROU assets relating to finance leases of $17,766 and $18,849 as of December 31, 2023 and December 31, 2024, respectively, are included in “other assets” in the consolidated balance sheets.
Amortization of ROU assets as set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $71, $(3) and $(26) for the years ended December 31, 2022, 2023 and 2024, respectively.
The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $187, $(74) and $(14) for the years ended December 31, 2022, 2023 and 2024, respectively.
Other information

	Year ended December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2024
Weighted-average remaining lease term—finance leases	2.0 years	1.91 years	2.39 years
Weighted-average remaining lease term—operating leases	5.41 years	5.06 years	4.69 years
Weighted-average discount rate—finance leases	5.72%	6.54%	7.49%
Weighted-average discount rate—operating leases	7.80%	8.33%	8.75%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
11. Leases (Continued)

	Year ended December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance leases	$1,532	$1,332	$1,351
Operating cash outflows for operating leases	$79,037	$70,176	$69,682
Financing cash outflows for finance leases	$12,810	$12,165	$11,358
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2023 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Finance lease	Operating lease
2023	$11,779	$65,016
2024	4,061	51,690
2025	2,403	48,686
2026	930	40,886
2027	198	26,719
Thereafter	—	35,177
Total lease payments	$19,371	$268,174
Less: Imputed interest	1,660	49,846
Total lease liabilities	$17,711	$218,328
The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2024 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Finance lease	Operating lease
2025	$9,561	$68,952
2026	5,358	55,397
2027	3,034	48,097
2028	1,450	34,995
2029	243	19,481
Thereafter	—	29,633
Total lease payments	$19,646	$256,555
Less: Imputed interest	2,254	50,296
Total lease liabilities	$17,392	$206,259

During the years ended December 31, 2022, 2023 and 2024, the Company recorded impairment charges of $20,307, $0 and $0, respectively, relating to operating lease right-of-use assets. The impairment charge recorded in 2022 was classified as restructuring charges during the year ended December 31, 2022. See Note 26 for additional details.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

12. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2023	2024
Accrued expenses	$165,378	$199,555
Accrued employee cost	322,601	328,090
Statutory liabilities	76,022	78,267
Retirement benefits	2,386	2,219
Compensated absences	29,779	28,157
Derivative instruments (Note 5)	8,109	37,426
Contract liabilities (Note 24)	112,435	101,853
Finance lease liability	10,837	8,581
Deferred compensation plan liability (Note 4)	3,342	3,813
Others	28,291	25,033
Total	$759,180	$812,994

13. Long-term debt
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2024, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2023 and 2024, the amount outstanding under the Company's term loan, net of debt amortization expense of $1,258 and $911, was $508,867 and $476,089, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of December 31, 2024 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
13. Long-term debt (Continued)
The maturity profile of the term loan outstanding as of December 31, 2024, net of debt amortization expense, is as follows:

Year ended	Amount
2025	26,173
2026	26,192
2027	423,724
Total	$476,089

Genpact Luxembourg issued $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes were fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2,937 incurred in connection with the 2019 Senior Notes offering was amortized over the life of the 2019 Senior Notes as an additional interest expense. The 2019 Senior Notes were fully repaid at their maturity on December 1, 2024. As of December 31, 2023 and 2024, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $536 and $0, was $399,464 and $0, respectively.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2023 and 2024, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $1,369 and $766, respectively, was $348,631 and $349,234, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,883, was $396,117, which is payable on June 4, 2029.
The Company pays interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes is subject to adjustment if the credit rating of the 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the year ended December 31, 2024, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
13. Long-term debt (Continued)
A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2023	2024
Credit facility, net of debt amortization expenses	$508,867	$476,089
3.375% 2019 Senior Notes, net of debt amortization expenses	399,464	—
1.750% 2021 Senior Notes, net of debt amortization expenses	$348,631	$349,234
6.000% 2024 Senior Notes, net of debt amortization expenses	$—	$396,117
Total	$1,256,962	$1,221,440
Current portion	432,242	26,173
Non-current portion	824,720	1,195,267
Total	$1,256,962	$1,221,440
14. Short-term borrowings
The Company has the following borrowing facilities:
(a)Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2023 and 2024, the limits available were $23,302 and $22,421, respectively, of which $9,336 and $8,482, respectively, was utilized, constituting non-funded drawdown.
(b)A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into the 2022 Credit Agreement on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027.
(c)Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facilities under the 2018 Credit Agreement and the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2023 and 2024. As of December 31, 2023 and 2024, a total of $11,627 and $1,532, respectively, was utilized, of which $10,000 and $0, respectively, constituted funded drawdown and $1,627 and $1,532, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2024, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
15. Other liabilities
Other liabilities consist of the following:

	As of December 31,
	2023	2024
Accrued expenses	40,866	60,905
Accrued employee cost	3,329	2,854
Retirement benefits	13,947	13,843
Compensated absences	50,214	48,527
Derivative instruments (Note 5)	9,254	21,273
Contract liabilities (Note 24)	59,393	50,336
Finance lease liability	6,874	8,811
Deferred compensation plan liability (Note 4)	48,012	57,111
Others	3,059	5,381
Total	$234,948	$269,041

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

16. Employee benefit plans
The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.
Defined benefit plans
In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2023 and 2024, all of the plan assets were primarily invested in debt securities.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2023 and 2024.

	As of December 31,
	2023	2024
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$86,999	$101,739
Service cost	15,099	16,625
Actuarial loss/(Gain)	822	(7,185)
Interest cost	6,930	8,123
Benefits paid	(8,567)	(9,109)
Settlements	149	(349)
Curtailments	(6)	(18)
Loss/(Gain) on exchange rate changes	313	(4,133)
Projected benefit obligation at the end of the year	$101,739	$105,693
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$80,440	$86,685
Employer contributions	8,851	24,720
Actual gain on plan assets	7,255	8,714
Actuarial gain/(loss)	—	(1,493)
Benefits paid	(8,567)	(9,837)
Settlements	(657)	404
(Loss)/Gain on exchange rate changes	(637)	(3,168)
Fair value of plan assets at the end of the year	$86,685	$106,025
Funded status, end of year	$(15,054)	$332
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$1,279	$16,392
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(2,379)	(2,219)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(13,954)	(13,841)
Funded status, end of year	$(15,054)	$332
The change in defined benefit obligation for the years ended December 31, 2023 and 2024 is largely due to changes in actuarial assumptions pertaining to discount rates and exchange rate fluctuations.
Amounts included in accumulated other comprehensive income (loss) as of December 31, 2022, 2023 and 2024 were as follows:

	As of December 31,
	2022	2023	2024
Net actuarial Gain (loss)	$(10,453)	$(8,747)	$437
Net prior service credit / (cost)	(124)	446	379
Deferred tax benefit (expense)	2,516	1,812	(508)
Other comprehensive income (loss), net	$(8,061)	$(6,489)	$308

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
Changes in other comprehensive income (loss) during the year ended December 31, 2023 and 2024 were as follows:

	Year ended December 31,
	2023	2024
Net actuarial gain	$1,425	$8,870
Amortization of net actuarial loss	673	470
Deferred tax expense	(704)	(2,320)
Net prior service credit	104	2
Curtailment	6	5
Settlements	2	1
Effect of exchange rate changes	66	(231)
Other comprehensive income (loss), net	$1,572	$6,797
Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2023 and 2024 was as follows:

	As of December 31,
	2023	2024
Accumulated benefit obligation	$14,756	$13,719
Fair value of plan assets at the end of the year	$3,295	$1,413
The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2023 and 2024 was as follows:

	As of December 31,
	2023	2024
Projected benefit obligation	$101,561	$17,834
Fair value of plan assets at the end of the year	$85,228	$1,773
The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $16,333 and $16,062 as of December 31, 2023 and 2024, respectively, and was classified as liabilities in the consolidated balance sheets.
Net defined benefit plan costs for the year ended December 31, 2022, 2023 and 2024 include the following components:

	Year ended December 31,
	2022	2023	2024
Service costs	$14,248	$15,099	$16,625
Interest costs	5,790	6,930	8,123
Amortization of actuarial loss	859	660	195
Expected return on plan assets	(5,949)	(5,008)	(5,536)
Settlements	127	140	279
Net defined benefit plan costs	$15,075	$17,821	$19,686
Expected Contributions
The Company estimates that it will pay approximately $7,696 in fiscal 2025 related to contributions to defined benefit plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligations of the Indian Gratuity Plan as of December 31, 2023 and 2024 are presented below:

	As of December 31,
	2023			2024
Discount rate	7.65%	-	7.90%	7.70%	-	7.75%
Rate of increase in compensation per annum	5.20%	-	9.00%	4.35%	-	8.00%
The weighted average assumptions used to determine the Indian Gratuity Plan costs for the years ended December 31, 2022, 2023 and 2024 are presented below:

	Year ended December 31,
	2022			2023			2024
Discount rate	5.25%	-	6.45%	7.45%	-	7.70%	7.65%	-	7.90%
Rate of increase in compensation per annum	4.60%	-	8.00%	5.20%	-	9.00%	5.20%	-	9.00%
Expected long term rate of return on plan assets per annum	7.00%		7.20%	7.00%			7.00%
The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2023 and 2024 are presented below:

	As of December 31,
	2023	2024
Discount rate	9.40%	10.70%
Rate of increase in compensation per annum	5.50%	5.50%
The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2022, 2023 and 2024 are presented below:

	Year ended December 31,
	2022	2023	2024
Discount rate	8.20%	9.30%	10.70%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2023 and 2024 are presented below:

	As of December 31,
	2023	2024
Discount rate	8.54%	8.44%
Rate of increase in compensation per annum	5.80%	5.80%
The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2022, 2023 and 2024 are presented below:

	Year ended December 31,
	2022	2023	2024
Discount rate	7.67%	9.80%	8.54%
Rate of increase in compensation per annum	6.00%	5.30%	5.80%
Expected long-term rate of return on plan assets per annum	2.00%	2.00%	2.00%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2023 and 2024 are presented below:

	As of December 31,
	2023			2024
Discount rate	0.28%	—	0.94%	0.34%	—	1.29%
Rate of increase in compensation per annum	—*			—*
*Not significant.
The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2022, 2023 and 2024 are presented below:

	Year ended December 31,
	2022			2023			2024
Discount rate	0.140%	-	0.810%	0.14%	-	0.94%	0.34%	-	1.29%
Rate of increase in compensation per annum	—*			—*			—*
Expected long term rate of return on plan assets per annum	1.77%	-	3.12%	1.77%			1.77%

*Not significant.
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
The fair values of the Company’s plan assets as of December 31, 2023 and 2024 by asset category are as follows:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	5,948	5,948	—	—
Fixed income securities (Note a)	99,795	—	99,795	—
Other securities (Note b)	282	—	282	—
Total	$106,025	$5,948	$100,077	$—
(a)Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)Includes investments in funds that invest primarily in equity securities.
The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2025	19,295
2026	20,292
2027	22,439
2028	24,604
2029	24,849
2030-2034	114,681
$226,160
The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2024.

Defined contribution plans
During the years ended December 31, 2022, 2023 and 2024, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2022	2023	2024
India	$43,805	$47,979	$54,867
U.S.	23,084	20,820	21,600
U.K.	20,763	19,197	18,348
China	26,514	27,077	29,076
Other regions	18,062	19,737	18,487
Total	$132,228	$134,810	$142,378

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
The liability for the deferred compensation plan was $51,354 and $60,924 as of December 31, 2023 and December 31, 2024, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $51,983 and $61,549 as of December 31, 2023 and December 31, 2024, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2022, 2023 and 2024, the change in the fair value of Plan assets was $(7,580), $7,506 and $7,303, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2022, 2023 and 2024, the change in the fair value of deferred compensation liabilities was $(7,610), $7,484 and $7,307, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2022, 2023 and 2024 were $75,836, $87,108 and $65,318, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.
Income tax benefits recognized in relation to stock-based compensation costs, including options, restricted share units ("RSUs") and performance units ("PUs"), including excess tax benefits, during the years ended December 31, 2022, 2023 and 2024 were $21,863, $19,312 and $8,997, respectively.
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
The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2022. No options were granted in 2023 and 2024.

2022
Dividend yield	0.96%
Expected life (in months)	84
Risk-free rate of interest for expected life	1.71%
Volatility	26.29%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.125 per share in each quarter of fiscal 2022.
The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
A summary of stock option activity during the years ended December 31, 2022, 2023 and 2024 is set out below:

	Year ended December 31, 2022
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	8,008,296	31.30	6.1	—
Granted	475,695	52.12	—	—
Forfeited	(70,841)	41.46	—	—
Expired	—	—	—	—
Exercised	(665,036)	22.11	—	15,752
Outstanding as of December 31, 2022	7,748,114	33.27	5.6	$105,261
Vested as of December 31, 2022 and expected to vest thereafter (Note a)	7,287,127	32.59	5.6	$103,474
Vested and exercisable as of December 31, 2022	3,211,699	25.35	3.3	$67,347
Weighted average grant-date fair value of options granted during the period	$14.19

	Year ended December 31, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	$33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	(53,990)	43.94	—	—
Exercised	(1,376,330)	20.17	—	29,255
Outstanding as of December 31, 2023	5,998,148	$35.77	5.5	$19,341
Vested as of December 31, 2023 and expected to vest thereafter (Note a)	5,784,672	$35.38	5.5	$19,332
Vested and exercisable as of December 31, 2023	3,161,392	$30.42	4.3	$15,069
Weighted average grant-date fair value of options granted during the period	—

	Year Ended December 31, 2024
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	5,998,148	$35.77	5.5	$—
Granted	—	—	—	—
Forfeited	(226,691)	45.13	—	—
Expired	(183,810)	45.19	—	—
Exercised	(240,091)	30.01	—	3,149
Outstanding as of December 31, 2024	5,347,556	$35.31	4.4	$47,372
Vested as of December 31, 2024 and expected to vest thereafter (Note a)	5,262,942	$35.12	4.4	$47,335
Vested and exercisable as of December 31, 2024	4,216,796	$32.35	3.9	$46,650
Weighted average grant-date fair value of options granted during the period	—
(a) Options expected to vest after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
Cash received by the Company upon the exercise of stock options during the years ended December 31, 2022, 2023 and 2024 amounted to $14,701, $27,755 and $7,205, respectively. Income tax benefits from the exercise of stock options during the years ended December 31, 2022, 2023 and 2024 were $2,398, $6,631 and $423 (including excess tax benefits of $1,543, $3,453 and $110), respectively.
As of December 31, 2024, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $4,673, which will be recognized over the weighted average remaining requisite vesting period of 1.5 years.
Restricted Share Units
The Company has granted RSUs under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term.
A summary of RSU activity during the years ended December 31, 2022, 2023 and 2024 is set out below:

	Year ended December 31, 2022
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	759,507	$42.29
Granted	206,280	45.66
Vested (Note b)	(274,521)	43.23
Forfeited	(111,644)	42.69
Outstanding as of December 31, 2022	579,622	$42.97
Expected to vest (Note a)	527,621

	Year ended December 31, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	$42.97
Granted	1,047,905	42.77
Vested (Note c)	(510,057)	42.77
Forfeited	(80,854)	42.96
Outstanding as of December 31, 2023	1,036,616	$42.87
Expected to vest (Note a)	953,972

	Year ended December 31, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,036,616	$42.87
Granted	1,881,223	34.57
Vested (Note d)	(530,464)	40.01
Forfeited	(253,106)	39.13
Outstanding as of December 31, 2024	2,134,269	$36.71
Expected to vest (Note a)	1,972,934

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
(a)RSUs expected to vest after considering an estimated forfeiture rate.
(b)28,866 RSUs that vested during the year were net settled upon vesting by issuing 19,992 shares (net of minimum statutory tax withholding). 199,297 RSUs vested in the year ended December 31, 2022, in respect of which 120,858 shares were issued during the year ended December 31, 2023 after withholding shares to the extent of minimum statutory withholding taxes. 46,358 RSUs vested in the year ended December 31, 2022, in respect of which 45,922 shares were issued during the year ended December 31, 2024 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.
(c)453,761 RSUs that vested during the year were net settled upon vesting by issuing 296,656 shares (net of minimum statutory tax withholding). 9,103 RSUs vested in the year ended December 31, 2023, in respect of which 4,983 shares were issued during the year ended December 31, 2024 after withholding shares to the extent of minimum statutory withholding taxes. 47,193 RSUs vested in the year ended December 31, 2023, shares in respect of which were issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes.
(d)443,718 RSUs vested during the year were net settled upon vesting by issuing 293,000 shares (net of minimum statutory tax withholding). 86,746 RSUs vested in the year ended December 31, 2024, shares in respect of which will be issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes.
As of December 31, 2024, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $44,488, which will be recognized over the weighted average remaining requisite vesting period of 1.7 years.
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
For PUs granted annually beginning in 2023, the performance period increased to three years from one year. The number of PUs that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its total shareholder return ("TSR") relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)

The fair value of each PU granted in 2023 and 2024 to employees was estimated on the date of grant using the following valuation assumptions:

	Year ended December 31, 2023			Year ended December 31, 2024
Dividend yield	1.22%	—	1.52%	1.62%	—	1.81%
Expected life (years)	2.54	—	2.80	2.38	—	2.80
Risk-free rate of interest for expected life	3.80%	—	4.44%	3.83%	—	4.37%
Volatility	24.03%	—	24.71%	24.24%	—	26.33%

A summary of PU activity during the years ended December 31, 2022, 2023 and 2024 is set out below:

	Year ended December 31, 2022
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2022	4,583,155	$39.40	4,583,155
Granted	1,590,794	44.50	3,181,588
Vested (Note b)	(2,161,789)	34.61	(2,161,789)
Forfeited	(487,909)	43.52	(642,512)
Adjustment upon final determination of level of performance goal achievement (Note c)	46,700	44.20
Adjustment upon final determination of level of performance goal achievement (Note d)			(1,389,491)
Outstanding as of December 31, 2022	3,570,951	$44.07	3,570,951
Expected to vest (Note a)	3,224,941

	Year ended December 31, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	$44.07	3,570,951
Granted	986,891	43.99	2,368,538
Vested (Note e)	(647,549)	42.53	(647,549)
Forfeited	(357,362)	44.19	(411,551)
Adjustment upon final determination of level of performance goal achievement (Note f)	96,668	44.50	96,668
Outstanding as of December 31, 2023	3,649,599	$44.32	4,977,057
Expected to vest (Note a)	3,282,005

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)

	Year ended December 31, 2024
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2024	3,649,599	$44.32	4,977,057
Granted	1,381,610	32.64	3,315,864
Vested (Note g)	(1,365,712)	44.13	(1,365,712)
Forfeited	(407,693)	41.76	(722,332)
Outstanding as of December 31, 2024	3,257,804	$39.77	6,204,877
Expected to vest (Note a)	3,305,380
(a)PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)Vested PUs in the year 2022 were net settled upon vesting by issuing 1,300,511 shares (net of minimum statutory tax withholding).
(c)Represents a 1.31% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2022, partially offset by an adjustment made in March 2022 to the number of shares subject to the PUs granted in 2021 upon certification of the level of achievement of the performance targets underlying such awards.
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
(e)647,549 PSUs that vested during the year 2023 were net settled upon vesting by issuing 412,275 shares (net of minimum statutory tax withholding).
(f)Represents an adjustment made in March 2023 to the number of shares subject to the PUs granted in 2022 upon certification of the level of achievement of the performance targets underlying such awards.
(g)1,365,712 PSUs that vested during the year 2024 were net settled upon vesting by issuing 871,442 shares (net of minimum statutory tax withholding).
As of December 31, 2024, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $49,794, which will be recognized over the weighed average remaining requisite vesting period of 2.1 years.

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
During the years ended December 31, 2022, 2023 and 2024, 324,783, 337,875 and 303,923 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2022, 2023 and 2024 was $1,537, $1,468 and $1,065, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.
18. Capital stock
The Company’s authorized capital stock as of December 31, 2023 and 2024 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 179,494,132 and 174,661,943 common shares, and no preferred shares, issued and outstanding as of December 31, 2023 and 2024, respectively.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
18. Capital stock (Continued)
During the years ended December 31, 2022, 2023 and 2024, the Company repurchased 4,777,205, 6,013,793 and 6,591,550 of its common shares, respectively, on the open market at a weighted average price of $44.79, $37.48 and $38.31 per share, respectively, for an aggregate cash amount of $213,986, $225,379 and $252,540, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2022, 2023 and 2024, retained earnings were reduced by direct costs, including taxes, related to share repurchases of $96, $720 and $1,243, respectively.
$147,005 remained available for share repurchases under the Company's existing share repurchase program as of December 31, 2024. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.
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

On February 8, 2024, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing an annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024, June 26, 2024, September 25, 2024 and December 23, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492, $27,337, $26,939 and $26,698 in the aggregate, to shareholders of record as of March 11, 2024, June 10, 2024, September 11, 2024 and December 9, 2024, respectively.

19. Earnings per share
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
19. Earnings per share (Continued)
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive was 2,734,825, 2,289,623 and 2,341,015 for the years ended December 31, 2022, 2023 and 2024, respectively.

	Year ended December 31,
	2022	2023	2024
Net income	$353,404	$631,255	$513,670
Weighted average number of common shares used in computing basic earnings per common share	184,184,930	182,345,548	178,385,972
Dilutive effect of stock-based awards	3,902,310	2,796,295	2,050,928
Weighted average number of common shares used in computing dilutive earnings per common share	188,087,240	185,141,843	180,436,900
Earnings per common share
Basic	$1.92	$3.46	$2.88
Diluted	$1.88	$3.41	$2.85

20. Other operating (income) expense, net

	Year ended December 31,
	2022	2023	2024
Write-down of intangible assets and property, plant and equipment^	$1,377	$—	$—
Write-down of operating lease right-of-use assets and other assets^*	20,307	—	—
Impairment charge on assets classified as held for sale^	32,575	—	—
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(452)	(118)	—
Loss on the sale of business classified as held for sale^	—	802	—
Gain on termination of lease^*	—	(4,874)	—
Other operating (income) expense	(612)	(526)	(5,616)
Other operating (income) expense, net	$53,195	$(4,716)	$(5,616)
^ Refer to Notes 7, 9 and 26 for additional information about other operating (income) expense, net for the years ended December 31, 2022, 2023 and 2024.
* Of the total write-down, $20,307 and $(4,874) pertains to restructuring charges for the years ended December 31, 2022 and 2023, respectively. No such charges were recorded in the year ended December 31, 2024. Refer to Notes 11 and 26 for additional information.
21. Interest income (expense), net
Interest income (expense), net consists of the following:

	Year ended December 31,
	2022	2023	2024
Interest income	$5,899	$18,373	$32,293
Interest expense	(58,103)	(66,308)	(79,507)
Interest income (expense), net	$(52,204)	$(47,935)	$(47,214)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes
Income tax expense (benefit) for the years ended December 31, 2022, 2023 and 2024 is allocated as follows:

	Year ended December 31,
	2022	2023	2024
Income from continuing operations	$111,832	$(29,031)	$163,150
Other comprehensive income (loss):
Cash flow hedges	(4,947)	1,397	(6,663)
Retirement benefits	690	705	2,320
The components of income before income tax expense (benefit) from continuing operations are as follows:

	Year ended December 31,
	2022	2023	2024
Domestic (U.S.)	$44,903	$216,718	$307,650
Foreign (other than U.S.)	420,333	385,506	369,170
Income before income tax expense (benefit)	$465,236	$602,224	$676,820

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2022	2023	2024
Current tax expense:
Domestic (U.S. federal)	$17,525	$20,222	$37,769
Domestic (U.S. state)	4,582	7,558	10,470
Foreign (other than U.S.)	118,876	101,121	78,301
	$140,983	$128,901	$126,540
Deferred tax expense (benefit):
Domestic (U.S. federal) (Note a)	$(10,481)	$(122,166)	$12,794
Domestic (U.S. state) (Note b)	(1,910)	(32,112)	5,975
Foreign (other than U.S.)	(16,760)	(3,654)	17,841
	$(29,151)	$(157,932)	$36,610
Total income tax expense (benefit)	$111,832	$(29,031)	$163,150
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
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income tax expense (benefit) as a result of the following:

	Year ended December 31,
	2022	2023	2024
Income before income tax expense (benefit)	$465,236	$602,224	$676,820
Statutory income tax rates	21%	21%	21%
Computed expected income tax expense	97,700	126,467	142,132
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	13,853	16,455	14,464
Tax benefit from tax holiday	(797)	(3,877)	(4,980)
Foreign derived intangible income (FDII) deduction	(3,572)	(11,281)	(20,683)
Non-deductible expenses	4,826	2,932	6,058
Impact of change in tax rates (Note c)	(116)	(36,099)	1,709
Change in valuation allowance (Note d)	10,752	(121,358)	4,012
Unrecognized tax benefits	1,236	(5,563)	(5,362)
Internal transfer of intellectual property rights (Note d)	—	(7,835)	—
State income taxes (Note e)	2,672	9,245	16,445
Excess tax benefit on share-based compensation	(10,418)	(5,274)	(114)
Others	(4,304)	7,157	9,469
Reported income tax expense (benefit)	$111,832	$(29,031)	$163,150
(c)For the year ended December 31, 2023, the amount includes a benefit of $35,771 resulting from a new income tax enacted in Bermuda on December 27, 2023, the impact of which has been fully offset by a valuation allowance.

(d)For the year ended December 31, 2023, the Company recorded an income tax benefit of $169,945 in connection with an intercompany transfer of certain intellectual property rights from certain non-U.S. subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with the Company’s business operations, which is reflected in the rows titled “change in valuation allowance” and “internal transfer of intellectual property rights” in the above reconciliation table.

(e)For the year ended December 31, 2023, the amount does not include a state tax benefit on the transfer of intellectual property rights amounting to $33,800.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
The effect of the tax holiday on both basic and diluted earnings per share was $0.00, $0.02 and $0.03, respectively, for the years ended December 31, 2022, 2023 and 2024.
The components of the Company’s deferred tax balances as of December 31, 2023 and 2024 are as follows:

	As of December 31,
	2023	2024
Deferred tax assets
Net operating loss carryforwards	$86,556	$81,563
Accrued expenses and other liabilities	77,516	68,218
Allowance for credit losses	5,772	5,209
Property, plant and equipment, net	8,934	9,697
Lease liabilities	45,295	40,707
Share-based compensation	33,490	20,801
Intangible assets, net	193,073	184,623
Retirement benefits	6,375	6,113
Contract liabilities	10,498	13,361
Tax credit carryforwards	22,449	31,094
Others	13,593	22,090
Total deferred tax assets	$503,551	$483,476
Less: Valuation allowance	(101,438)	(105,661)
Total deferred tax assets, net of valuation allowance	$402,113	$377,815
Deferred tax liabilities
Intangible assets, net	$4	$1
Property, plant and equipment, net	1,120	1,751
Right-of use assets	37,248	34,682
Retirement benefits	2,648	1,350
Investments in foreign subsidiaries not indefinitely reinvested	9,177	11,009
Derivative instruments	1,318	1,149
Goodwill	52,603	59,762
Others	10,780	14,543
Total deferred tax liabilities	$114,898	$124,247
Net of deferred tax assets and liabilities	$287,215	$253,568

	As of December 31,
Classified as	2023	2024
Deferred tax assets non-current	$298,921	$269,476
Deferred tax liabilities non-current	11,706	15,908
	$287,215	$253,568

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2022, 2023 and 2024 is as follows:

	Year ended December 31,
	2022	2023	2024
Opening valuation allowance	$212,192	$222,655	$101,438
Reduction during the year through continuing operations	(214)	(162,138)	(3,603)
Addition during the year through continuing operations	10,677	40,921	7,826
Closing valuation allowance	$222,655	$101,438	$105,661

During the year ended December 31, 2023, the Company completed an intercompany transfer of certain intellectual property rights from certain non-US subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with the Company's business operations. As a result of this transfer, the Company received a step-up in tax basis of the transferred intellectual property assets to their current fair market value under applicable tax law. The determination of fair value involves judgments with respect to future revenue growth, operating margins and discount rates. The step-up in basis will be amortizable against future taxable income and, accordingly, the Company recognized a one-time income tax benefit of $169,945. The Company expects to realize the deferred tax asset recorded as a result of the intellectual property transfer and will periodically assess such realizability. The tax-deductible amortization related to the transferred intellectual property rights will be recognized over a 15-year period.

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

Management considers the scheduled reversal of deferred tax liabilities, carryback availability and projected taxable income in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible temporary differences and carry forwards, net of the existing valuation allowances as of December 31, 2024. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
For the years ended December 31, 2022, 2023 and 2024, the Company recognized net excess tax benefits on share-based compensation of $10,418, $5,274 and $114, respectively, in income tax expense attributable to continuing operations.
As of December 31, 2024, the Company’s deferred tax assets related to federal net operating loss carryforwards of $426,289 amounted to $69,427 (excluding state and local operating loss carryforwards). Federal net operating loss carryforwards of subsidiaries in Bermuda, Germany, the United Kingdom, Hong Kong, New Zealand, Norway, the United States and Luxembourg (for 2016 and prior years) amounted to $332,038 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
The Company’s remaining federal operating loss carryforwards expire as set forth in the table below:

	Europe	Others
Year ending December 31,
2025	168	1,854
2026	311	263
2027	17	8
2028	8	—
2029	296	43
2032	—	21
2034	18,820	—
2035	7,357	—
2036	63,374	—
2041	1,711	—
	$92,062	$2,189

In the table above, “Europe” includes federal net operating loss carryforwards of subsidiaries in Egypt, Slovakia, Latvia and Luxembourg, while “Others” includes net operating loss carryforwards of subsidiaries in China, Japan and the Philippines.

As of December 31, 2024, the Company had additional deferred tax assets of $12,136 for state and local operating loss carryforwards of $180,770, of which $136,621 will expire in various years from 2025 through 2043. The remaining $44,149 of state and local net operating loss carryforwards can be carried forward for an indefinite period.

As of December 31, 2024, the Company had total United States foreign tax credit carryforwards of $31,094, which will expire as set forth in the table below:

Year ending December 31,	Amount
2027	$4,676
2028	2,619
2029	2,584
2030	832
2031	5,341
2032	2,599
2033	5,788
2034	6,655
$31,094

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)

Undistributed earnings of the Company’s non-Bermuda subsidiaries for which a deferred tax liability has not been recognized due to being indefinitely reinvested amounted to approximately $1,407,587 as of December 31, 2024. The Company plans to indefinitely reinvest the subsidiaries’ undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings at that time.
As of December 31, 2024, $636,176 of the Company’s $648,246 in cash and cash equivalents was held by the Company’s non-Bermuda subsidiaries. $186,771 of this cash is held by subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $117,501 of retained earnings. $248,804 of the Company’s cash and cash equivalents is held by subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $200,601 in cash and cash equivalents held by subsidiaries is being indefinitely reinvested.
The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in OCI.
The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2022, 2023 and 2024:

	2022	2023	2024
Opening Balance at January 1	$25,651	$25,430	$19,236
Increase related to prior year tax positions, including recorded in acquisition accounting	2,869	1,385	27
Decrease related to prior year tax positions for other reasons	(1,802)	(2,405)	—
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(1,313)	(4,658)	(4,149)
Increase related to current year tax positions	1,426	677	256
Decrease related to settlements with taxing authorities	(4)	(1,144)	(967)
Effect of exchange rate changes	(1,397)	(49)	(340)
Closing Balance at December 31	$25,430	$19,236	$14,063
As of December 31, 2023 and 2024, the Company had unrecognized tax benefits amounting to $19,236 and $14,063, respectively, which, if recognized, would affect the Company's effective tax rate.
As of December 31, 2023 and 2024, the Company had accrued $3,312 and $3,141, respectively, in interest and $499 and $43, respectively, for penalties relating to income taxes.
During the years ended December 31, 2022, 2023 and 2024, the Company recognized $(2,583), $220 and $(1,387), respectively, in interest expense (income) related to income taxes.
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
With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2019. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2018 and January 1, 2015, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

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
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and G&A expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets (other than those included in income from operations), unallocated corporate expenses, foreign exchange gain/(losses), interest income/(expense), restructuring expenses/income, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead, and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
With effect from January 1, 2023, the Company has modified the items that are allocated to the Company's reportable segments for the purpose of evaluating segment performance, and the Company now allocates by segment certain foreign exchange gains/(losses) (to the extent included in income from operations) and unallocated resource costs. Segment results after such allocation are reviewed by the CODM to evaluate segment performance. Prior to January 1, 2023, the CODM evaluated the performance of reportable segment revenue and adjusted income from operations after excluding these items, which were previously included under "unallocated corporate expenses." Accordingly, the Company has recast the segment revenue and adjusted income from operations of its reportable segments for the year ended December 31, 2022 to present comparable segment information.
The Company adopted ASU No. 2023-07, "Segment Reporting" (Topic 280), during the year ended December 31, 2024 and has provided the additional segment related information as required by ASU 2023-07 for the year ended December 31, 2024 and for the comparative periods. Accordingly, the Company has identified cost of revenue as the significant segment expense which is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.
The Company disaggregates its revenue as revenue from either Digital Operations services or Data-Tech-AI services based on the nature of the services provided. During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for the year ended December 31, 2022 and 2023 to present comparable information. See Note 24 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2022 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	Cost of Revenue	Other segment items*	AOI
Financial Services	$568,548	$591,160	$1,159,708	$758,072	$229,344	$172,292
Consumer and Healthcare	746,858	846,691	1,593,549	1,035,645	324,876	233,028
High Tech and Manufacturing	734,036	883,879	1,617,915	1,041,057	273,303	303,555
Net revenues	$2,049,442	$2,321,730	$4,371,172
Business held for sale (refer to Note (a) below and Note 7)			(11,973)	(20,521)	(16,294)	24,842
Net revenues (excluding business held for sale - refer to Note (a) below and Note 7)			$4,359,199
Unallocated corporate expenses				—	15,498	(15,498)
Stock-based compensation						(77,373)
Amortization and impairment of acquired intangible assets (other than included above)						(42,566)
Foreign exchange gains, net						15,392
Interest income (expense), net						(52,204)
Business held for sale (refer to Note (a) below and Note 7)						(24,842)
Impairment charge on assets classified as held for sale (refer to Note (a) below and Note 7)						(32,575)
Restructuring expense (refer to Note (b) below and Note 26)						(38,815)
Income tax expense						(111,832)
Net income						$353,404
*Other segment items primarily includes selling, general and administrative expenses, other operating (income) expense, net and other income (expense), net. It excludes stock-based compensation expenses, restructuring (expense)/income, loss on the sale of business classified as held for sale and impairment charge on assets classified as held for sale.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2023 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	Cost of Revenue	Other segment items*	AOI
Financial Services	$560,606	$664,769	$1,225,375	$788,121	$243,899	$193,355
Consumer and Healthcare	731,432	839,287	1,570,719	1,037,755	290,507	242,457
High Tech and Manufacturing	797,425	883,369	1,680,794	1,080,347	302,538	297,909
Net revenues	$2,089,463	$2,387,425	$4,476,888
Business held for sale (refer to Note (a) below and Note 7)			(490)	(1,265)	(426)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below and Note 7)			$4,476,398
Unallocated corporate expenses				—	(28,016)	28,016
Stock-based compensation						(88,576)
Amortization and impairment of acquired intangible assets (other than included above)						(31,348)
Foreign exchange gains, net						4,274
Interest income (expense), net						(47,935)
Restructuring (expense) / income (refer to Note (b) below and Note 26)						4,874
Operating loss from the business classified as held for sale (refer to Note (a) below and Note 7)						(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below and Note 7)						(802)
Income tax benefit						29,031
Net income						$631,255
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
*Other segment items primarily includes selling, general and administrative expenses, other operating (income) expense, net and other income (expense), net. It excludes stock-based compensation expenses, restructuring (expense)/income and loss on the sale of business classified as held for sale.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments in the year ended December 31, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital Operations	Total	Cost of Revenue	Other segment items*	AOI
Financial Services	$614,271	$674,581	$1,288,852	822,575	250,366	215,911
Consumer and Healthcare	785,286	907,421	1,692,707	1,099,482	300,079	293,146
High Tech and Manufacturing	834,315	951,265	1,785,580	1,155,016	311,152	319,412
Net revenues	$2,233,872	$2,533,267	$4,767,139
Unallocated corporate expenses				—	14,533	(14,533)
Stock-based compensation						(66,383)
Amortization and impairment of acquired intangible assets (other than included above)						(26,456)
Foreign exchange gains, net						2,937
Interest income (expense), net						(47,214)
Income tax expense						(163,150)
Net income						$513,670
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
No single customer accounted for more than 10% of the Company's consolidated net revenues in 2022, 2023 or 2024.
Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2022	2023	2024
India	$2,282,706	$2,320,853	$2,761,552
Asia, other than India	551,474	643,096	700,259
North and Latin America	1,065,509	979,946	683,407
Europe	471,483	532,993	621,921
Total net revenues	$4,371,172	$4,476,888	$4,767,139
Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2023	2024
India	$132,019	$143,172
Asia, other than India	18,878	21,524
North and Latin America	25,281	19,584
Europe	13,625	23,663
Total	$189,803	$207,943
24. Net revenues
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
The Company's Data-Tech-AI services focus on designing and building solutions that harness the power of technology, data and advanced analytics, AI, and cloud-based software-as-a-service offerings to help transform the Company's clients’ businesses and operations. These services include advisory, implementation and execution work. The Company provides consultative advice to clients as well as technology engineering support and migration and optimization of client’s data and technology enterprise infrastructures. Using human-centric design, the Company helps clients build new products and services, creates digital workspaces, and drives customer, client, employee and partner engagement.
During the first quarter of 2024, the Company realigned as Data-Tech-AI services certain services that had previously been designated as Digital Operations services based on the nature of work performed and the mode of delivery for these particular services, which have evolved over time. Accordingly, the Company has updated the classification of revenue derived from Digital Operations services and Data-Tech-AI services for year ended December 31, 2022 and 2023 to present comparable information.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Net revenues (Continued)

In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Year ended December 31,
	2022	2023	2024
Data-Tech-AI	$2,049,442	$2,089,463	$2,233,872
Digital Operations	2,321,730	2,387,425	2,533,267
Total net revenues	$4,371,172	$4,476,888	$4,767,139
All three of the Company's reportable segments include revenue from both Data-Tech-AI and Digital Operations services. See Note 23 for additional information.
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
The following table provides details of the Company’s contract balances:

	As of December 31,
	2023	2024
Contract assets (Note a)	$33,370	$48,980
Contract liabilities (Note b)
Deferred transition revenue	$116,577	$106,769
Advance from customers	$55,251	$45,420

(a) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheets.
(b) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheets.
Changes in the Company’s contract asset and liability balances during the years ended December 31, 2023 and 2024 were a result of normal business activity and not materially impacted by any other factors.
Revenue recognized during the year ended December 31, 2023 and 2024 that was included in the contract liabilities balance at the beginning of the period was $160,024 and $112,896, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Net revenues (Continued)
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2024:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$152,189	$101,853	$38,412	$9,830	$2,094

The following table provides details of the Company’s contract cost assets:

	As of December 31, 2023		As of December 31, 2024
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$34,805	$181,865	$41,964	$160,579
Closing balance	41,964	160,579	41,348	159,552
Amortization	29,814	88,913	29,179	75,477

25. Commitments and contingencies
Capital commitments
As of December 31, 2023 and 2024, the Company has committed to spend $15,982 and $25,309, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $10,963 and $10,014 as of December 31, 2023 and 2024, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Commitments and contingencies (Continued)

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $105,902, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA have appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA can appeal to the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of December 31, 2024.

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
26. Restructuring
In 2022, the Company implemented a flexible, hybrid global delivery model in line with the Company's long-term strategy that incorporates a mix of offshore, onshore, near-shore, and remote working. As a result, the Company determined that certain leases and employee roles were no longer needed. Accordingly, the Company recorded a $38,815 restructuring charge relating to the abandonment of leased office premises and an employee severance charge during the year ended December 31, 2022. Of the total charge of $38,815, $21,684 was a non-cash charge (including $1,377 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises. The Company has sought out one or more third parties to sublease certain office premises from the Company, wherever applicable, instead of abandoning them. However, the Company has not been successful in such attempts, and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future. The Company also recorded a severance charge of $17,131, which was paid during the year ended December 31, 2022 related to a focused reduction in the Company's workforce.
In 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874 in 2023. There was no restructuring charge or income in 2024.

27. Subsequent Events
Dividend
In February 2025, the Company announced that its board of directors approved an 11% increase in its quarterly cash dividend, representing a planned annual dividend of $0.68 per common share in 2025, increased from $0.61 per common share in 2024. The board of directors also declared a dividend for the first quarter of 2025 of $0.17 per common share, which will be paid on March 26, 2025 to shareholders of record as of the close of business on March 11, 2025. The declaration of any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Share Repurchase
In February 2025, the Company’s board of directors authorized a $500,000 increase to its existing $2,250,000 share repurchase program, bringing the total authorization under the Company’s existing share repurchase program to $2,750,000.
Pursuant to its share repurchase program, the Company repurchased 572,893 of its common shares on the open market between January 1, 2025 and March 3, 2025 at a weighted average price of $54.09 per share for an aggregate cash amount of $30,989.