Form 10-Q
period 2025-03-31
Genpact LTD
filed 2025-05-12
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2025
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
Yes ☐ No ☒
As of May 6, 2025, there were 174,874,354 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2024	As of March 31, 2025
Assets
Current assets
Cash and cash equivalents		$648,246	$561,615
Short-term investments		23,359	—
Accounts receivable, net of allowance for credit losses of $12,094 and $19,747 as of December 31, 2024 and March 31, 2025, respectively	3	1,198,606	1,192,094
Prepaid expenses and other current assets	6	209,893	189,079
Total current assets		$2,080,104	$1,942,788

Property, plant and equipment, net	7	207,943	210,717
Operating lease right-of-use assets		182,190	184,734
Deferred tax assets	21	269,476	258,036
Intangible assets, net	8	26,950	22,618
Goodwill	8	1,669,769	1,673,077
Contract cost assets	18	200,900	200,429
Other assets, net of allowance for credit losses of $7,320 and $5,872 as of December 31, 2024 and March 31, 2025, respectively		349,821	402,559
Total assets		$4,987,153	$4,894,958

Liabilities and equity
Current liabilities
Current portion of long-term debt	10	26,173	26,178
Accounts payable		36,469	37,281
Income taxes payable	21	35,431	40,217
Accrued expenses and other current liabilities	11	812,994	635,766
Operating leases liability		52,672	52,297
Total current liabilities		$963,739	$791,739

Long-term debt, less current portion	10	1,195,267	1,189,084
Operating leases liability		153,587	154,919
Deferred tax liabilities	21	15,908	16,048
Other liabilities	12	269,041	290,107
Total liabilities		$2,597,542	$2,441,897

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 174,661,943 and 174,870,928 issued and outstanding as of December 31, 2024 and March 31, 2025, respectively		1,740	1,742
Additional paid-in capital		1,945,261	1,941,478
Retained earnings		1,236,696	1,274,790
Accumulated other comprehensive income (loss)		(794,086)	(764,949)
Total equity		$2,389,611	$2,453,061
Commitments and contingencies	22
Total liabilities and equity		$4,987,153	$4,894,958

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2024	2025
Net revenues	18	$1,131,237	$1,214,926
Cost of revenue		734,759	785,932
Gross profit		$396,478	$428,994
Operating expenses:
Selling, general and administrative expenses		235,031	241,084
Amortization of acquired intangible assets	8	6,927	4,320
Other operating (income) expense, net	19	(5,466)	(112)
Income from operations		$159,986	$183,702
Foreign exchange gains, net		837	1,289
Interest income (expense), net	20	(10,242)	(11,446)
Other income (expense), net		5,787	1,678
Income before income tax expense		$156,368	$175,223
Income tax expense	21	39,421	44,370
Net income		$116,947	$130,853
Earnings per common share	16
Basic		$0.65	$0.75
Diluted		$0.64	$0.73
Weighted average number of common shares used in computing earnings per common share	16
Basic		180,416,537	175,528,308
Diluted		181,937,555	178,435,142

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2025
Net income	$116,947	$130,853
Other comprehensive income:
Currency translation adjustments	(15,975)	15,413
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 5)	11,411	13,827
Retirement benefits (expense), net of taxes	(80)	(103)
Other comprehensive income (loss)	(4,644)	29,137
Comprehensive income	$112,303	$159,990

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 14)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 14)	93,659	1	2,865	—	—	2,866
Net settlement on vesting of restricted share units (Note 14)	251,738	3	(3,908)	—	—	(3,905)
Net settlement on vesting of performance units (Note 14)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 15)	(864,925)	(9)	—	(29,976)	—	(29,985)
Expenses related to stock repurchased (Note 15)	—	—	—	(17)	—	(17)
Stock-based compensation expense (Note 14)	—	—	9,181	—	—	9,181
Comprehensive income (loss):
Net income (loss)	—	—	—	116,947	—	116,947
Other comprehensive income (loss)	—	—	—	—	(4,644)	(4,644)
Dividend ($0.1525 per common share, Note 15)	—	—	—	(27,492)	—	(27,492)
Balance as of March 31, 2024	179,979,368	$1,794	$1,879,099	$1,144,671	$(727,194)	$2,298,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 14)	95,920	1	4,071	—	—	4,072
Issuance of common shares under the employee stock purchase plan (Note 14)	59,945	1	2,870	—	—	2,871
Net settlement on vesting of restricted share units (Note 14)	522,905	5	(12,754)	—	—	(12,749)
Net settlement on vesting of performance units (Note 14)	737,027	7	(18,006)	—	—	(17,999)
Stock repurchased and retired (Note 15)	(1,206,812)	(12)	—	(62,951)	—	(62,963)
Expenses related to stock repurchased (Note 15)	—	—	—	(24)	—	(24)
Stock-based compensation expense (Note 14)	—	—	20,036		—	20,036
Comprehensive income (loss):
Net income (loss)	—	—	—	130,853	—	130,853
Other comprehensive income (loss)	—	—	—		29,137	29,137
Dividend ($0.17 per common share, Note 15)	—	—	—	(29,784)	—	(29,784)
Balance as of March 31, 2025	174,870,928	$1,742	$1,941,478	$1,274,790	$(764,949)	$2,453,061

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2025
Operating activities
Net income	$116,947	$130,853
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	17,280	16,892
Amortization of debt issuance costs	488	550
Amortization of acquired intangible assets	6,927	4,320
Allowance for credit losses (refer to Note 3)	10,897	7,294
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	(6,700)	3,207
Stock-based compensation expense	9,181	20,036
Deferred tax expense	11,510	8,063
Others, net	167	(66)
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(40,148)	6,972
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(22,495)	(23,915)
Increase in accounts payable	285	1,835
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(131,129)	(140,240)
Increase in income taxes payable	1,229	4,635
Net cash (used for) provided by operating activities	$(25,561)	$40,436
Investing activities
Purchase of property, plant and equipment	(24,005)	(21,979)
Payment for internally generated intangible assets (including intangibles under development)	(667)	(601)
Proceeds from maturity of short term investments	—	23,359
Net cash (used for) provided by investing activities	$(24,672)	$779
Financing activities
Repayment of finance lease obligations	(3,433)	(2,349)
Repayment of long-term debt	(13,250)	(6,625)
Proceeds from short-term borrowings	50,000	—
Repayment of short-term borrowings	(10,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	6,797	6,943
Payment for net settlement of stock-based awards	(20,820)	(30,742)
Dividend paid	(27,492)	(29,784)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(30,002)	(62,987)
Net cash used for financing activities	$(48,200)	$(125,544)
Net decrease in cash and cash equivalents	(98,433)	(84,329)
Effect of exchange rate changes	(6,839)	(2,302)
Cash and cash equivalents at the beginning of the period	583,670	648,246
Cash and cash equivalents at the end of the period	$478,398	$561,615
Supplementary information
Cash paid during the period for interest	$11,393	$7,145
Cash paid during the period for income taxes, net of refund	$20,108	$21,402
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global advanced technology services and solutions company. Powered by its mix of deep industry expertise, operational excellence and advanced technology, the Company helps companies reimagine finance and risk, supply chain and other core industry operations. The Company has over 145,000 employees serving clients in key industry verticals from more than 35 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, valuation of derivative financial instruments, measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, nature and timing of the satisfaction of performance obligations, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

(c) Goodwill and other intangible assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 8 for information and related disclosures.

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
The Company also capitalizes certain software and technology-related development costs incurred in connection with developing or obtaining software or technology for sale or lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.
Costs incurred in connection with developing or obtaining software or technology for sale to customers which are under development and not put to use or advances paid towards the acquisition of intangible assets outstanding as of each balance sheet date are classified as “intangible assets under development” and are included in capital work in progress. Capitalized software and technology costs are included in intangible assets under technology-related intangible assets on the Company’s balance sheet and are amortized on a straight-line basis when placed into service over the estimated useful lives of the software and technology.
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

The Company uses revolving accounts receivable-based facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of accounts receivable sold approximates their book value due to their short-term nature, and any gains or losses on the sale of these receivables are recorded at the time of transfer and included under "interest income (expense), net" in the Company’s consolidated statements of income. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization and accumulated impairment losses, if any. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

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

(j) Credit losses

An allowance for credit losses is recognized for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable (other than deferred billings) based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable due within one year are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. Credit losses for deferred billings are based on the historical credit loss experience, adjusted for forward-looking factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

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

(l) Recently issued accounting pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." This ASU improves reportable segment disclosure requirements by enhancing disclosures about significant segment expenses. It requires public entities to disclose significant segment expenses, other segment items, and additional measures of segment profit or loss, providing more comprehensive information for investors and stakeholders. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning January 1, 2024 and updated its segment information disclosure with the requirements of this ASU for the quarter ended March 31, 2025. See Note 17 for additional information.

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

In November 2024, the FASB issued ASU No. 2024-03, " Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosure (Topic 220-40)." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB further issued ASU No 2025-01, which clarifies the effective date for adoption of the ASU No 2024-03. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on the presentation of its consolidated statements of income and disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2024	Three months ended March 31, 2025
Opening balance as of January 1	$18,278	$12,094
Additions (net), charged to income statement	7,582	8,742
Deductions/effect of exchange rate fluctuations	(13,766)	(1,089)
Closing balance	$12,094	$19,747

Accounts receivable were $1,210,700 and $1,211,841, and allowances for credit losses were $12,094 and $19,747, resulting in net accounts receivable balances of $1,198,606 and $1,192,094 as of December 31, 2024 and March 31, 2025, respectively.

In addition, deferred billings were $130,253 and $167,838 and allowances for credit losses on deferred billings were $7,320 and $5,872, resulting in net deferred billings balances of $122,933 and $161,966 as of December 31, 2024 and March 31, 2025, respectively.

During the three months ended March 31, 2024 and 2025, the Company recorded a charge of $3,078 and a release of $1,448, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheet as of December 31, 2024 and March 31, 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Accounts receivable, net of allowance for credit losses (Continued)

The Company has a revolving accounts receivable-based facility of $60,000 as of December 31, 2024 and March 31, 2025 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the year ended December 31, 2024 and the three months ended March 31, 2025 was $55,870 and $52,946, respectively. The principal amount outstanding against this facility as of December 31, 2024 and March 31, 2025 was $26,583 and $52,921, respectively. The cost of factoring such accounts receivable during the three months ended March 31, 2024 and 2025 was $706 and $678, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $270,211 during the year ended December 31, 2024 and $69,797 during the three months ended March 31, 2025, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three months ended March 31, 2024 and 2025 was $1,175 and $1,176, respectively.

4. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2024 and March 31, 2025:

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,001	$—	$22,001	$—
Deferred compensation plan assets (Note a, d)	61,549	—	—	61,549
Total	$83,550	$—	$22,001	$61,549
Liabilities
Derivative instruments (Note b, c)	58,699	—	58,699	—
Deferred compensation plan liability (Note b, e)	60,924	—	—	60,924
Total	$119,623	$—	$58,699	$60,924

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

	As of March 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,801	$—	$22,801	$—
Deferred compensation plan assets (Note a, d)	61,812	—	—	61,812
Total	$84,613	$—	$22,801	$61,812
Liabilities
Derivative instruments (Note b, c)	31,321	—	31,321	—
Deferred compensation plan liability (Note b, e)	61,196	—	—	61,196
Total	$92,517	$—	$31,321	$61,196

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

4. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2024 and 2025:

	Three months ended March 31,
	2024	2025
Opening balance	$51,983	$61,549
Additions (net of redemption)	368	1,404
Change in fair value of deferred compensation plan assets (Note a)	3,208	(1,141)
Closing balance	$55,559	$61,812

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2024 and 2025:

	Three months ended March 31,
	2024	2025
Opening balance	$51,354	$60,924
Additions (net of redemption)	1	1,404
Change in fair value of deferred compensation plan liabilities (Note a)	3,164	(1,132)
Closing balance	$54,519	$61,196

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,413,000	$2,382,350	$(36,478)	$(4,071)
United States Dollars (sell) Mexican Peso (buy)	71,000	56,000	(8,188)	(4,819)
United States Dollars (sell) Philippines Peso (buy)	161,400	191,400	(3,274)	(1,257)
Euro (sell) United States Dollars (buy)	219,706	256,621	10,282	873
Singapore Dollar (buy) United States Dollars (sell)	12,000	12,000	(407)	227
Euro (sell) Romanian Leu (buy)	67,144	55,055	(156)	555
Japanese Yen (sell) Chinese Renminbi (buy)	34,507	45,502	3,402	1,395
United States Dollars (sell) Chinese Renminbi (buy)	46,800	83,100	(1,883)	(2,039)
Pound Sterling (sell) United States Dollars (buy)	15,507	25,610	463	(622)
United States Dollars (sell) Hungarian Font (buy)	21,000	30,750	(1,611)	806
Australian Dollars (sell) Indian Rupees (buy)	109,490	103,882	3,556	2,925
United States Dollars (sell) Polish Zloty (buy)	39,000	37,500	(1,190)	1,149
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	366	184
Israeli Shekel (buy) United States Dollars (sell)	20,000	20,000	454	251
South African Rand (sell) United States Dollars (buy)	32,000	32,000	1,725	69
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	(314)	208
United States Dollars (sell) Costa Rica Colon (buy)	13,000	15,000	231	398
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(352)	(340)
United States Dollars (sell) Malaysian Ringgit (buy)	5,000	14,750	(169)	12
Interest rate swaps (floating to fixed)	234,375	231,250	(3,155)	(4,424)
			$(36,698)	$(8,520)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025
Assets
Prepaid expenses and other current assets	$11,855	$10,559	$5,419	$6,496
Other assets	$4,727	$5,746	$—	$—

Liabilities
Accrued expenses and other current liabilities	$24,436	$14,102	$12,990	$3,579
Other liabilities	$21,273	$13,640	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 10 below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2024 and March 31, 2025 was $206 and $166, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 10 below). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 and March 31, 2025 was $351 and $331, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2024			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$805	$146	$951	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	2,960	(758)	2,202	(5,228)	1,234	(3,994)
Changes in fair value of effective portion of outstanding derivatives, net	19,287	(5,674)	13,613	12,442	(2,609)	9,833
Gain (loss) on cash flow hedging derivatives, net	16,327	(4,916)	11,411	17,670	(3,843)	13,827
Closing balance	$17,132	$(4,770)	$12,362	$(11,601)	$2,966	$(8,635)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2024	2025		2024	2025
Forward foreign exchange contracts	$16,449	$13,839	Revenue	$391	$999
Interest rate swaps	$2,838	$(1,397)	Cost of revenue	1,745	(5,350)
			Selling, general and administrative expenses	508	(770)
			Interest expense	316	(107)
	$19,287	$12,442		$2,960	$(5,228)

There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three months ended March 31, 2024 and 2025, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2024	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$730	$4,630
		$730	$4,630

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
6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2024	As of March 31, 2025
Advance income and non-income taxes	$69,668	$57,002
Contract asset (Note 18)	32,572	38,136
Prepaid expenses	43,936	52,659
Derivative instruments (Note 5)	17,274	17,055
Employee advances	3,186	3,161
Deposits	3,886	3,720
Advances to suppliers	6,377	1,310
Others	32,994	16,036
Total	$209,893	$189,079

7. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2024	As of March 31, 2025
Property, plant and equipment, gross*	$787,509	$799,876
Less: Accumulated depreciation and amortization	(579,566)	(589,159)
Property, plant and equipment, net	$207,943	$210,717

*Including capital work in progress

Depreciation expense on property, plant and equipment for the three months ended March 31, 2024 and 2025 was $13,495 and $13,477, respectively. Computer software amortization for the three months ended March 31, 2024 and 2025 was $533 and $502, respectively.

8. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2024 and the three months ended March 31, 2025:

	For the year ended December 31, 2024	For the three months ended March 31, 2025
Opening balance	1,683,782	1,669,769
Effect of exchange rate fluctuations	(14,013)	3,308
Closing balance	1,669,769	1,673,077

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Goodwill and intangible assets (Continued)

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	408,674	592,780	682,328	1,683,782
Effect of exchange rate fluctuations	(3,677)	(4,983)	(5,353)	(14,013)
Closing balance	404,997	587,797	676,975	1,669,769

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	404,997	587,797	676,975	1,669,769
Effect of exchange rate fluctuations	936	1,205	1,167	3,308
Closing balance	405,933	589,002	678,142	1,673,077

The total amount of goodwill deductible for tax purposes was $237,125 and $230,025 as of December 31, 2024 and March 31, 2025, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2024			As of March 31, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$468,500	$451,285	$17,215	$469,828	$455,733	$14,095
Marketing-related intangible assets	97,607	93,609	3,998	97,678	94,879	2,799
Technology-related intangible assets	131,853	126,116	5,737	130,958	125,234	5,724
	$697,960	$671,010	$26,950	$698,464	$675,846	$22,618

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2024 and 2025 were $6,927 and $4,320, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2024 and 2025 were $458 and $618, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and March 31, 2025, the limits available were $22,421 and $27,389, respectively, of which $8,482 and $8,684, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each wholly owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2024 and March 31, 2025. As of December 31, 2024 and March 31, 2025, a total of $1,532 and $1,257, respectively, was utilized, all of which constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2024 and March 31, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

10. Long-term debt

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of March 31, 2025, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and March 31, 2025, the amount outstanding under the Company's term loan, net of debt amortization expense of $911 and $829, was $476,089 and $469,546, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of March 31, 2025 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

10. Long-term debt (Continued)

The maturity profile of the term loan outstanding as of March 31, 2025, net of debt amortization expense, is as follows:

Year ended	Amount
2025	19,630
2026	26,192
2027	423,724
Total	$469,546

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and March 31, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $766 and $618, respectively, was $349,234 and $349,382, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and March 31, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,883 and $3,666, respectively, was $396,117 and $396,334, respectively, which is payable on June 4, 2029.

The Company pays interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes is subject to adjustment if the credit rating of the 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2025, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
10. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2024	As of March 31, 2025
Credit facility, net of amortization expenses	$476,089	$469,546
1.750% 2021 Senior Notes, net of debt amortization expenses	349,234	349,382
6.000% 2024 Senior Notes, net of debt amortization expenses	396,117	396,334
Total	$1,221,440	$1,215,262
Current portion	26,173	26,178
Non-current portion	1,195,267	1,189,084
Total	$1,221,440	$1,215,262

11. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2024	As of March 31, 2025
Accrued expenses	$199,555	$178,714
Accrued employee cost	328,090	159,543
Statutory liabilities	78,267	105,238
Retirement benefits	2,219	1,746
Compensated absences	28,157	31,397
Derivative instruments (Note 5)	37,426	17,681
Contract liabilities (Note 18)	101,853	95,180
Finance leases liability	8,581	10,345
Deferred compensation plan liability (Note 4)	3,813	2,786
Other liabilities	25,033	33,136
	$812,994	$635,766
12. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2024	As of March 31, 2025
Accrued expenses	$60,905	$83,505
Accrued employee cost	2,854	1,767
Retirement benefits	13,843	16,938
Compensated absences	48,527	52,068
Derivative instruments (Note 5)	21,273	13,640
Contract liabilities (Note 18)	50,336	46,689
Finance leases liability	8,811	11,245
Deferred compensation plan liability (Note 4)	57,111	58,410
Others	5,381	5,845
	$269,041	$290,107

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
Net defined benefit plan costs for the three months ended March 31, 2024 and 2025 include the following components:

	Three months ended March 31,
	2024	2025
Service costs	$4,303	$4,892
Interest costs	2,018	2,159
Amortization of actuarial loss	62	74
Expected return on plan assets	(1,362)	(1,707)
Net defined benefit plan costs	$5,021	$5,418

Defined contribution plans
During the three months ended March 31, 2024 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2024	2025
India	$12,844	$14,342
U.S.	6,096	5,518
U.K.	5,935	4,583
China	7,340	7,398
Other Regions	4,394	5,093
Total	$36,609	$36,934

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

The liability for the deferred compensation plan was $60,924 and $61,196 as of December 31, 2024 and March 31, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $61,549 and $61,812 as of December 31, 2024 and March 31, 2025, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2024 and 2025, the change in the fair value of Plan assets was $3,208 and $(1,141), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $3,164 and $(1,132), respectively, which is included in “selling, general and administrative expenses.”

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Stock-based compensation
The Company has granted stock-based awards, including options, restricted share unit awards and performance share unit awards, under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) and the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) to eligible persons, including employees, directors and certain other persons associated with the Company.
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
Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2024 and 2025 were $8,819 and $19,910, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
No options were granted in the three months ended March 31, 2024 and March 31, 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Stock-based compensation (Continued)
A summary of stock option activity during the three months ended March 31, 2025 is set out below:

	Three Months Ended March 31, 2025
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	5,347,556	35.31	4.4	—
Granted	—	—	—	—
Forfeited	(53,600)	44.90	—	—
Expired	—	—	—	—
Exercised	(95,920)	42.45	—	760
Outstanding as of March 31, 2025	5,198,036	35.08	4.1	80,239
Vested as of March 31, 2025 and expected to vest thereafter (Note a)	5,135,483	34.93	4.1	80,003
Vested and exercisable as of March 31, 2025	4,370,186	33.05	3.8	76,082
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2025, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $3,772, which will be recognized over the weighted average remaining requisite vesting period of 1.3 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2025 is set out below:

	Three Months Ended March 31, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	2,134,269	36.71
Granted	816,936	49.61
Vested (Note a)	(748,410)	37.32
Forfeited	(54,055)	36.60
Outstanding as of March 31, 2025	2,148,740	41.40
Expected to vest (Note b)	1,907,510

(a)745,571 RSUs vested during the three months ended March 31, 2025, in respect of which 462,297 shares (net of minimum statutory tax withholding) were issued. 2,839 RSUs vested in the three months ended March 31, 2025, shares in respect of which will be issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

22,551 RSUs vested in the year ended December 31, 2024, in respect of which 13,626 shares were issued during the three months ended March 31, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

47,193 RSUs vested in the year ended December 31, 2023, in respect of which 46,982 shares were issued during the three months ended March 31, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

As of March 31, 2025, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $63,728, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Stock-based compensation (Continued)

For the PUs granted annually beginning in 2023, the performance period of the awards increased to three years from one year. The number of PUs that will ultimately vest under the PU awards granted in 2024 and 2025 will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its total shareholder return ("TSR") relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.

The grant date fair value for PUs granted in 2024 and 2025 is determined using a Monte Carlo simulation model. This model simulates a range of possible future share prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:

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

The fair value of each PU granted to employees in the three months ended March 31, 2024 and March 31, 2025 was estimated on the date of grant using the following valuation assumptions:

	Three months ended March 31, 2024	Three months ended March 31, 2025
Dividend yield	1.81%	1.37%
Expected life (years)	2.80	2.81
Risk-free rate for expected life	4.37%	3.89%
Volatility for expected life	24.24%	25.78%

A summary of PU activity during the three months ended March 31, 2025 is set out below:

	Three Months Ended March 31, 2025
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2025	3,257,804	39.77	6,204,877
Granted	844,861	54.11	2,027,666
Vested (Note a)	(1,152,320)	44.50	(1,152,320)
Forfeited	(90,817)	37.23	(217,961)
Outstanding as of March 31, 2025	2,859,528	42.18	6,862,262
Expected to vest (Note b)	2,939,259

(a)1,152,320 PUs vested during the three months ended March 31, 2025, in respect of which 737,027 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2025.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Stock-based compensation (Continued)

As of March 31, 2025, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $80,970, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

Employee Stock Purchase Plan (ESPP)
On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). In April 2018, these plans were amended and restated, and their terms were extended to August 31, 2028.

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions at 90% of the closing price of the Company’s common shares on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP cannot exceed 15% of the participating employee’s base salary, subject to a cap of $25 per employee per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day of the subsequent May, August, November and February. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the three months ended March 31, 2024 and 2025, 93,659 and 59,945 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2024 and 2025 was $362 and $126, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

15. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,750,000 under the Company’s existing share repurchase program, including $500,000 approved in the first quarter of 2025. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2024 and 2025, the Company repurchased 864,925 and 1,206,812 of its common shares, respectively, on the open market at a weighted average price of $34.67 and $52.17 per share, respectively, for an aggregate cash amount of $29,985 and $62,963, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2024 and 2025, retained earnings were reduced by the direct costs related to share repurchases of $17 and $24, respectively.

$584,042 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2025. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Capital stock (Continued)

Dividend
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

On February 6, 2025, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.17 per share, up from $0.1525 per share in 2024, representing a planned annual dividend of $0.68 per common share, up from $0.61 per share in 2024, payable to holders of the Company’s common shares. On March 26, 2025, the Company paid a dividend of $0.17 per share, amounting to $29,784 in the aggregate, to shareholders of record as of March 11, 2025.
16. Earnings per share

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,781,086 and 615,890 for the three months ended March 31, 2024 and 2025, respectively.

	Three months ended March 31,
	2024	2025
Net income	$116,947	$130,853
Weighted average number of common shares used in computing basic earnings per common share	180,416,537	175,528,308
Dilutive effect of stock-based awards	1,521,018	2,906,834
Weighted average number of common shares used in computing dilutive earnings per common share	181,937,555	178,435,142
Earnings per common share
Basic	$0.65	$0.75
Diluted	$0.64	$0.73

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
The Company’s reportable segments are as follows: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and G&A expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization and impairment of acquired intangible assets (other than those included in income from operations), unallocated corporate expenses, foreign exchange gain/(losses), interest income/(expense), restructuring expenses/income, acquisition related expenses, any losses or gains from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The Company adopted ASU No. 2023-07, "Segment Reporting" (Topic 280), during the year ended December 31, 2024 and has provided the additional segment related information required by ASU 2023-07 for the quarter ended March 31, 2025 and for the comparative quarter ended March 31, 2024. Accordingly, the Company has identified cost of revenue as the significant segment expense that is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

17. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2024 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	Cost of Revenue	Other segment items*	AOI
Financial Services	$141,786	$164,682	$306,468	$197,404	$62,061	$47,003
Consumer and Healthcare	186,198	217,175	403,373	262,148	74,429	66,796
High Tech and Manufacturing	195,851	225,545	421,396	275,207	77,143	69,046
Net revenues	$523,835	$607,402	$1,131,237
Unallocated corporate expenses					966	(966)
Stock-based compensation expense						(9,181)
Amortization and impairment of acquired intangible assets (other than included above)						(6,925)
Foreign exchange gains, net						837
Interest income (expense), net						(10,242)
Income tax expense						(39,421)
Net income						116,947
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

17. Segment reporting (Continued)

Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2025 were as follows:

	Net revenues
	Data-Tech-AI	Digital operations	Total	Cost of Revenue	Other segment items*	AOI
Financial Services	166,511	160,709	327,220	$206,838	$62,190	58,192
Consumer and Healthcare	197,578	222,906	420,484	273,630	76,530	70,324
High Tech and Manufacturing	217,859	249,363	467,222	305,464	81,643	80,115
Net revenues	581,948	632,978	1,214,926
Unallocated corporate expenses					(1,103)	1,103
Stock-based compensation						(20,036)
Amortization and impairment of acquired intangible assets (other than included above)						(4,318)
Foreign exchange gains, net						1,289
Interest income (expense), net						(11,446)
Income tax expense						(44,370)
Net income						130,853
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
The Company's Digital Operations services embed advanced technology solutions, including agentic solutions, analytics, AI and cloud-based offerings into its traditional managed service solutions where the Company transforms and runs its clients’ operations with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and focus on high-value work to better compete in their industries. The Company's Digital Operations solutions also include certain IT support services for legacy applications, including end-user computing support and infrastructure production support.
The Company's Data-Tech-AI services focus on designing and building solutions that harness the power of advanced technologies, data and advanced analytics, AI and cloud-based software-as-a-service offerings to help transform the Company's clients’ businesses and operations. These services include advisory, implementation and execution work. The Company provides consultative advice to clients as well as technology engineering support and migration and optimization of clients' data and technology enterprise infrastructures. Using human-centric design, the Company helps clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.
In the following table, the Company’s revenue is disaggregated by the nature of services provided:

	Three months ended March 31,
	2024	2025
Data-Tech-AI	$523,835	$581,948
Digital Operations	607,402	632,978
Net revenues	$1,131,237	$1,214,926

All three of the Company's segments include revenue from both Data-Tech-AI and Digital Operations services. See Note 17 for additional information.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Net revenues (Continued)
The following table shows the details of the Company’s contract balances:

	As of December 31, 2024	As of March 31, 2025
Contract assets (Note a)	$48,980	$59,029
Contract liabilities (Note b)
Deferred transition revenue	$106,769	$100,736
Advance from customers	$45,420	$41,133

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Changes in the Company’s contract asset and liability balances during the three months ended March 31, 2024 and 2025 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended March 31, 2024 and 2025 that was included in the Company's contract liabilities balance at the beginning of each period was $51,569 and $52,493, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2025:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$141,869	$95,180	$37,432	$8,600	$657

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31,
	2024		2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$41,964	$160,579	$41,348	$159,552
Closing balance	40,194	164,724	38,230	162,199
Amortization	6,945	17,322	6,358	19,374

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Other operating (income) expense, net

	Three months ended March 31,
	2024	2025
Other operating (income) expense	(5,466)	(112)
Other operating (income) expense, net	$(5,466)	$(112)

20. Interest income (expense), net

	Three months ended March 31,
	2024	2025
Interest income	$6,392	$6,255
Interest expense	(16,634)	(17,701)
Interest income (expense), net	$(10,242)	$(11,446)

21. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 25.3% for the three months ended March 31, 2025, up from 25.2% for the three months ended March 31, 2024. The change in the Company’s ETR in the three months ended March 31, 2025 was primarily driven by the mix of pre-tax income and the impact of discrete items in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

22. Commitments and contingencies

 Capital commitments

As of December 31, 2024 and March 31, 2025, the Company has committed to spend $25,309 and $24,242, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,014 and $9,941 as of December 31, 2024 and March 31, 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $106,025, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA can appeal to the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of March 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•evolving global trade dynamics, including recently imposed tariffs, trade restrictions and other measures introduced by major economies, any of which may disrupt global supply chains, increase operating costs for our clients and delay their business decisions;
•deterioration in the global economic environment and its impact on our clients;

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
•geopolitical tensions, including the Russia-Ukraine war, the Middle East conflicts and any escalation in the India-Pakistan conflict, and actions that may be taken by the U.S. and other countries in response;
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

Macroeconomic and geopolitical environment

Our results of operations are affected by economic and geopolitical conditions, including the overall inflationary environment and levels of business confidence. Since the beginning of 2025, economic uncertainty has increased in several markets globally, driven by shifting trade policy and the prospect of slowing global growth, which has impacted our business and may continue to impact our business in the future.

Recently announced broad-based tariffs by the U.S., and threatened or imposed retaliatory measures by other countries, have contributed to increased macroeconomic uncertainty in global markets, which may impact our revenue growth. Extended periods of slower sales cycles could have a material adverse affect on our business, financial position and results of operations.

Geopolitical tensions have also intensified globally. The ongoing conflict between Russia and Ukraine, instability in the Middle East and recent escalations in the conflict between India and Pakistan are contributing to global market volatility and regional instability. While we do not have operations in Russia or Ukraine and have limited operations in Israel, we have significant delivery operations in India. We are actively monitoring the evolving situation between India and Pakistan and have implemented contingency plans to help ensure continuity of operations and employee safety. To date, none of these conflicts have had a material impact on our business, financial position or operations, but it is difficult to anticipate the future impacts of these conflicts on our business or our clients’ businesses.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
We are a global advanced technology services and solutions company. Powered by our mix of deep industry expertise, operational excellence, and advanced technology, we help companies reimagine finance and risk, supply chain and other core industry operations. We have over 145,000 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2025, we recorded net revenues of $1,214.9 million, of which $581.9 million, or 47.9%, was from Data-Tech-AI services, with the remaining $633.0 million, or 52.1%, from Digital Operations services.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2024 and 2025.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,		Three months ended March 31,
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$523.8	$581.9	11.1%
Digital Operations	607.4	633.0	4.2%
Net revenues	$1,131.2	$1,214.9	7.4%
Cost of revenue	734.8	785.9	7.0%
Gross profit	396.5	429.0	8.2%
Gross profit margin	35.0%	35.3%
Operating expenses
Selling, general and administrative expenses	235.0	241.1	2.6%
Amortization of acquired intangible assets	6.9	4.3	(37.6)%
Other operating (income) expense, net	(5.5)	(0.1)	(98.0)%
Income from operations	160.0	183.7	14.8%
Income from operations as a percentage of net revenues	14.1%	15.1%
Foreign exchange gains, net	0.8	1.3	54.0%
Interest income (expense), net	(10.2)	(11.4)	11.8%
Other income (expense), net	5.8	1.7	(71.0)%
Income before income tax expense	156.4	175.2	12.1%
Income tax expense	39.4	44.4	12.6%
Net income	$116.9	$130.9	11.9%
Net income as a percentage of net revenues	10.3%	10.8%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net revenues. Our net revenues were $1,214.9 million in the first quarter of 2025, up $83.7 million, or 7.4%, from $1,131.2 million in the first quarter of 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, Australian dollar, Japanese yen and Indian rupee against the U.S. dollar, our net revenues grew 8.3% in the first quarter of 2025 compared to the first quarter of 2024 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 9.5% to approximately 142,900 in the first quarter of 2025 from approximately 130,500 in the first quarter of 2024.
Revenues by nature of services provided were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$523.8	$581.9	11.1%
Digital Operations	607.4	633.0	4.2%
Net revenues	$1,131.2	$1,214.9	7.4%

Net revenues from Data-Tech-AI services in the first quarter of 2025 were $581.9 million, up $58.1 million, or 11.1%, from $523.8 million in the first quarter of 2024. This increase was largely driven by demand for our technology services and data capabilities services in the first quarter of 2025 compared to the first quarter of 2024.

Net revenues from Digital Operations services in the first quarter of 2025 were $633.0 million, up $25.6 million, or 4.2%, from $607.4 million in the first quarter of 2024, primarily due to ramp-ups of services from recently signed deals.
Revenues by reportable segment were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$306.5	$327.2	6.8%
Consumer and Healthcare	403.4	420.5	4.2%
High Tech and Manufacturing	421.4	467.2	10.9%
Net revenues	1,131.2	1,214.9	7.4%

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 6.8% in the first quarter of 2025 compared to the first quarter of 2024, largely due to an increase in technology services as well as ramp-ups of services from recently signed deals. Net revenues from our Consumer and Healthcare segment increased by 4.2% in the first quarter of 2025 compared to the first quarter of 2024, largely driven by an increase in finance and accounting services. Net revenues from our High Tech and Manufacturing segment increased by 10.9% in the first quarter of 2025 compared to the first quarter of 2024, largely driven by ramp-ups of services from recently signed deals and an increase in trust and safety and supply chain services.

Cost of revenue. Cost of revenue was $785.9 million in the first quarter of 2025, up $51.2 million, or 7.0%, from $734.8 million in the first quarter of 2024. The increase in cost of revenue in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) increased spending on professional services, and (iv) higher stock-based compensation expense in the first quarter of 2025 compared to the first quarter of 2024.

Gross margin. Our gross margin increased from 35.0% in the first quarter of 2024 to 35.3% in the first quarter of 2025. The increase in gross margin was primarily due to improved operating leverage in the first quarter of 2025 compared to the first quarter of 2024.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues decreased from 20.8% in the first quarter of 2024 to 19.8% in the first quarter of 2025. SG&A expenses were $241.1 million in the first quarter of 2025, up $6.1 million, or 2.6%, from $235.0 million in the first quarter of 2024. The increase was primarily driven by higher stock-based compensation expense, increased strategic investments in partnerships, alliances, and other sales and marketing capabilities as well as wage inflation in the first quarter of 2025 compared to the first quarter of 2024. This increase was partially offset by improved operating leverage and a lower allowance for credit losses in the first quarter of 2025 compared to the first quarter of 2024.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $4.3 million in the first quarter of 2025, down $2.6 million, or 37.6%, from $6.9 million in the first quarter of 2024. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.1 million in the first quarter of 2025, compared to $5.5 million in the first quarter of 2024. The decline in other operating income (net of expense) was primarily due to a gain upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability, both in the first quarter of 2024, with no corresponding income recorded in the first quarter of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 14.1% in the first quarter of 2024 to 15.1% in the first quarter of 2025. Income from operations increased by $23.7 million from $160.0 million in the first quarter of 2024 to $183.7 million in the first quarter of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the first quarter of 2025 compared to the first quarter of 2024.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $1.3 million in the first quarter of 2025 compared to a net foreign exchange gain of $0.8 million in the first quarter of 2024. The gain in the first quarter of 2025 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar. The gain in the first quarter of 2024 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $11.4 million in the first quarter of 2025, up $1.2 million from $10.2 million in the first quarter of 2024. The increase in interest expense was largely due to incremental interest expense on our senior notes issued in June 2024 and was partially offset by (i) the absence of any interest expense in the first quarter of 2025 on our senior notes issued in 2019, which were repaid in December 2024, and (ii) lower interest expense on our revolving credit facility and term loan due to lower SOFR and lower volume in the first quarter of 2025 compared to the first quarter of 2024. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.2% in the first quarter of 2024 to 4.7% in the first quarter of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $1.7 million in the first quarter of 2025, compared to $5.8 million in the first quarter of 2024, primarily due to a lower gain on changes in the fair value of assets in our deferred compensation plan in the first quarter of 2025 compared to the first quarter of 2024.

Income tax expense. Our income tax expense was $44.4 million in the first quarter of 2025, up from $39.4 million in the first quarter of 2024, representing an effective tax rate (“ETR”) of 25.3% in the first quarter of 2025, up from 25.2% in the first quarter of 2024. The change in our ETR was primarily driven by the mix of our pre-tax income and the impact of discrete items in the first quarter of 2025 compared to the first quarter of 2024.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 10.8% in the first quarter of 2025, up from 10.3% in the first quarter of 2024.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $27.9 million, from $181.9 million in the first quarter of 2024 to $209.7 million in the first quarter of 2025. Our AOI margin increased from 16.1% in the first quarter of 2024 to 17.3% in the first quarter of 2025, largely driven by higher gross margin and improved SG&A leverage in the first quarter of 2025 compared to the first quarter of 2024.
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
We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange gains, net, (iv) interest (income) expense, net, and (v) income tax expense, as we believe that our results after considering these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue. For additional information, see Note 17—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2025:

	Three months ended March 31,
	2024	2025
	(dollars in millions)
Net income	$116.9	$130.9
Foreign exchange gains, net	(0.8)	(1.3)
Interest (income) expense, net	10.2	11.4
Income tax expense	39.4	44.4
Stock-based compensation expense	9.2	20.0
Amortization and impairment of acquired intangible assets	6.9	4.3
Adjusted income from operations	$181.9	$209.7

The following table sets forth our AOI by segment for the three months ended March 31, 2024 and 2025:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$47.0	$58.2	23.8%
Consumer and Healthcare	66.8	70.3	5.3%
High Tech and Manufacturing	69.0	80.1	16.0%
Total reportable segment	182.8	208.6	14.1%
Unallocated corporate expenses	(1.0)	1.1	NM*
Adjusted income from operations	181.8	209.7	15.3%
*Not Meaningful

AOI of our Financial Services segment increased to $58.2 million in the first quarter of 2025 from $47.0 million in the first quarter of 2024, primarily driven by higher revenues and operating efficiency in the first quarter of 2025 compared to the first quarter of 2024. AOI of our Consumer and Healthcare segment increased to $70.3 million in the first quarter of 2025 from $66.8 million in the first quarter of 2024, largely due to higher revenue from large deal ramp-ups and an improvement in the revenue mix, with higher margins in the first quarter of 2025 compared to the first quarter of 2024. AOI of our High Tech and Manufacturing segment increased to $80.1 million in the first quarter of 2025 from $69.0 million in the first quarter of 2024, primarily driven by higher revenues and operating efficiencies in the first quarter of 2025 compared to the first quarter of 2024.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 17—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2024 and March 31, 2025 is presented below:

	As of December 31, 2024	As of March 31, 2025	Percentage Change Increase/(Decrease)
	(dollars in millions)		2025 vs. 2024
Cash and cash equivalents	$648.2	$561.6	(13.4)%
Short-term investments	23.4	—	NM*
Current portion of long-term debt	26.2	26.2	—%
Long-term debt, less current portion	1,195.3	1,189.1	(0.5)%
Total equity	$2,389.6	$2,453.1	2.7%
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

On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing a planned annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025, we paid a dividend of $0.17 per share, amounting to $29.8 million in the aggregate, to shareholders of record as of March 11, 2025.

As of March 31, 2025, $559.1 million of our $561.6 million in cash and cash equivalents was held by our non-Bermuda subsidiaries. $158.2 million of this cash was held by subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $111.7 million of retained earnings. $194.3 million of the cash and cash equivalents was held by subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $206.6 million in cash and cash equivalents held by our subsidiaries is being indefinitely reinvested.

As of March 31, 2025, the total authorization under our existing share repurchase program was $2,750.0 million, including $500.0 million approved in the first quarter of 2025, of which $584.0 million remained available as of March 31, 2025. Since our share repurchase program was initially authorized in 2015, we have repurchased 65,976,437 of our common shares at a weighted average price of $32.83 per share, for an aggregate purchase price of $2,166.0 million.

During the three months ended March 31, 2024 and 2025, we repurchased 864,925 and 1,206,812 of our common shares, respectively, on the open market at a weighted average price of $34.67 and $52.17 per share, respectively, for an aggregate purchase price of $30.0 million and $63.0 million, respectively. All repurchased shares have been retired.

For additional information, see Note 15—“Capital stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change
	2024	2025	2025 vs. 2024
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$(25.6)	$40.4	258.2%
Investing activities	(24.7)	0.8	103.2%
Financing activities	(48.2)	(125.5)	(160.5)%
Net decrease in cash and cash equivalents	$(98.4)	$(84.3)	14.3%

Cash flows used for/provided by operating activities. Net cash provided by operating activities was $40.4 million in the three months ended March 31, 2025 compared to cash used for operating activities of $25.6 million in the three months ended March 31, 2024. This change was primarily driven by (i) a $13.9 million increase in net income in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, (ii) a $41.5 million decrease in operating assets and liabilities primarily driven by lower accounts receivable balances and lower other compensation related payments, partially offset by higher vendor related payments and lower service tax refunds in India in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and (iii) a $10.5 million increase in non-cash expense, primarily due to higher stock-based compensation expense and an unrealized (gain)/ loss on the revaluation of foreign currency assets/liabilities in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was partially offset by a decrease in the allowance for credit losses and deferred tax expense in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cash flows used for/provided by investing activities. Our net cash provided by investing activities was $0.8 million in the three months ended March 31, 2025 compared to net cash used for investing activities of $24.7 million in the three months ended March 31, 2024. Net cash provided by investing activities increased primarily due to the maturity of $23.4 million in term deposits in the three months ended March 31, 2025 compared to no proceeds from investments in the three months ended March 31, 2024. Cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets in the three months ended March 31, 2025 was $2.1 million lower than in the three months ended March 31, 2024.

Cash flows used for financing activities. Our net cash used by financing activities was $125.5 million in the three months ended March 31, 2025 compared to $48.2 million in the three months ended March 31, 2024. This change was primarily due to (i) higher payments for stock repurchased and retired (including related expenses), amounting to $63.0 million in the three months ended March 31, 2025 compared to $30.0 million in the three months ended March 31, 2024, (ii) higher repayment of borrowings (net of proceeds), amounting to $6.6 million in the three months ended March 31, 2025 compared to proceeds from borrowings (net of repayment) of $26.8 million in the three months ended March 31, 2024, and (iii) higher payments for the net settlement of stock-based awards, amounting to $30.7 million in the three months ended March 31, 2025 compared to $20.8 million in the three months ended March 31, 2024.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2025, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and March 31, 2025, our outstanding term loan, net of debt amortization expense of $0.9 million and $0.8 million, respectively, was $476.1 million and $469.5 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and March 31, 2025, the limits available under such facilities were $22.4 million and $27.4 million, respectively, of which $8.5 million and $8.7 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2024 and March 31, 2025, a total of $1.5 million and $1.3 million, respectively, of our revolving credit facility was utilized, all of which constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2025, we were party to interest rate swaps covering a total notional amount of $231.3 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and March 31, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $0.8 million and $0.6 million, respectively, was $349.2 million and $349.4 million, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and March 31, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.9 million and $3.7 million, respectively, was $396.1 million and $396.3 million respectively, which is payable on June 4, 2029.
We pay interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively.
For additional information, see Notes 9 and 10—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2024 and March 31, 2025, we had a revolving accounts receivable-based facility of $60.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2024 and March 31, 2025 was $55.9 million and $52.9 million, respectively. The principal amount outstanding against this facility as of December 31, 2024 and March 31, 2025 was $26.6 million and $52.9 million, respectively. The cost of factoring accounts receivable sold under this facility during the three months ended March 31, 2024 and 2025 was $0.7 million and $0.7 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $270.2 million and $69.8 million during the periods ended December 31, 2024 and March 31, 2025, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three months ended March 31, 2024 and 2025 was $1.2 million and $1.2 million, respectively.
For additional information, see Note 3—“Accounts receivable, net of allowance for credit losses” under Part I, Item
1—“Unaudited Consolidated Financial Statements” above.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 5— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information
As of December 31, 2024 and March 31, 2025, we have purchase commitments, net of capital advances, of $25.3 million and $24.2 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 22—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of December 31, 2024 and March 31, 2025, we have operating and finance lease commitments of $276.2 million and $276.4 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental Guarantor Financial Information

As discussed in Note 10, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued both the 2021 Senior Notes and 2024 Senior Notes. As of March 31, 2025, the outstanding balance of the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $349.4 million and $396.3 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Our other subsidiaries do not guarantee the Senior Notes (such other subsidiaries are referred to as the “non-Guarantors”).

The Company (with respect to both series of Senior Notes) has fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. Failure of payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason shall obligate the Company to pay the same immediately. The Company has agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.

The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2024	Three months ended March 31, 2025
	(dollars in millions)
Net revenues	$422.4	$111.0
Gross profit	422.4	111.0
Net income	237.1	63.3

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2024	Three months ended March 31, 2025
	(dollars in millions)
Revenue from services	$422.4	$111.0
Interest income (expense), net	(15.5)	(1.9)
Other income (expense), net	(4.4)	(1.2)

Summarized Balance Sheets	As of December 31, 2024	As of March 31, 2025
	(dollars in millions)
Assets
Current assets	$1,842.4	$1,538.5
Non-current assets	1,000.5	954.3

Liabilities
Current liabilities	$4,150.1	$3,841.8
Non-current liabilities	1,236.1	1,228.0

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2024	As of March 31, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$174.7	$183.8
Loans receivable	932.4	930.6
Others	589.0	343.6

Non-current assets
Others	46.2	—

Liabilities
Current liabilities
Loans payable	$3,447.0	$3,192.9
Others	659.9	581.1

Non-Current liabilities
Loans payable	$38.0	$35.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and Guarantors and rank senior in right of payment to all of the Debt Issuers’ and Guarantors’ future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuers’ and Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantors' subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Debt Issuers or Guarantors have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the 2021 Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rates on our 2021 Senior Notes are subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the 2021 Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of SOFR and the floor rate under our term loan and make payments based on a fixed rate. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.

In March 2021, we executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2025 was $0.2 million.

In May 2024, we executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of March 31, 2025 was $0.3 million.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as well as the other information that appears elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2025	—	—	—	147,005,441
February 1-February 28, 2025	535,014	54.18	535,014	618,016,330
March 1-March 31, 2025	671,798	50.57	671,798	584,042,030
Total	1,206,812	52.17	1,206,812
In February 2025, our board of directors authorized a $500 million increase to our existing share repurchase program, bringing the total authorization under this program to $2.75 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 15—“Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

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

10.1†
Form of Amendment of Employment Agreement by and between the Registrant and each of Michael Weiner, Anil Nanduru, Riju Vashisht and Piyush Mehta, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 3, 2025).

10.2*†	Form of 2025 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.3*†	Form of 2025 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 12, 2025
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer