Form 10-Q
period 2025-06-30
Genpact LTD
filed 2025-08-11
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2025
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
Yes ☐ No ☒
As of August 4, 2025, there were 174,270,076 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2024	As of June 30, 2025
Assets
Current assets
Cash and cash equivalents		$648,246	$663,260
Short-term investments		23,359	—
Accounts receivable, net of allowance for credit losses of $12,094 and $26,830 as of December 31, 2024 and June 30, 2025, respectively	4	1,198,606	1,266,653
Prepaid expenses and other current assets	7	209,893	205,116
Total current assets		$2,080,104	$2,135,029

Property, plant and equipment, net	8	207,943	219,405
Operating lease right-of-use assets		182,190	194,676
Deferred tax assets	22	269,476	244,326
Intangible assets, net	9	26,950	77,435
Goodwill	9	1,669,769	1,793,903
Contract cost assets	19	200,900	207,498
Other assets, net of allowance for credit losses of $7,320 and $7,861 as of December 31, 2024 and June 30, 2025, respectively		349,821	435,408
Total assets		$4,987,153	$5,307,680

Liabilities and equity
Current liabilities
Short term borrowing	10	—	85,000
Current portion of long-term debt	11	26,173	375,714
Accounts payable		36,469	43,947
Income taxes payable	22	35,431	56,197
Accrued expenses and other current liabilities	12	812,994	777,668
Operating leases liability		52,672	53,913
Total current liabilities		$963,739	$1,392,439

Long-term debt, less current portion	11	1,195,267	833,373
Operating leases liability		153,587	162,941
Deferred tax liabilities	22	15,908	17,013
Other liabilities	13	269,041	315,303
Total liabilities		$2,597,542	$2,721,069

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 174,661,943 and 174,264,642 issued and outstanding as of December 31, 2024 and June 30, 2025, respectively		1,740	1,735
Additional paid-in capital		1,945,261	1,964,966
Retained earnings		1,236,696	1,347,377
Accumulated other comprehensive income (loss)		(794,086)	(727,467)
Total equity		$2,389,611	$2,586,611
Commitments and contingencies	23
Total liabilities and equity		$4,987,153	$5,307,680

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2024	2025	2024	2025
Net revenues	19	$1,176,212	$1,254,418	$2,307,449	$2,469,344
Cost of revenue		759,834	804,350	1,494,593	1,590,282
Gross profit		$416,378	$450,068	$812,856	$879,062
Operating expenses:
Selling, general and administrative expenses		239,642	266,393	474,673	507,477
Amortization of acquired intangible assets	9	6,558	4,317	13,485	8,637
Other operating (income) expense, net	20	(73)	(44)	(5,539)	(156)
Income from operations		$170,251	$179,402	$330,237	$363,104
Foreign exchange gains, net		2,454	376	3,291	1,665
Interest income (expense), net	21	(13,538)	(13,485)	(23,780)	(24,931)
Other income (expense), net		3,250	10,445	9,037	12,123
Income before income tax expense		$162,417	$176,738	$318,785	$351,961
Income tax expense	22	40,427	44,022	79,848	88,392
Net income		$121,990	$132,716	$238,937	$263,569
Earnings per common share	17
Basic		$0.68	$0.76	$1.33	$1.51
Diluted		$0.67	$0.75	$1.32	$1.48
Weighted average number of common shares used in computing earnings per common share	17
Basic		179,651,702	174,611,241	180,034,120	175,069,775
Diluted		180,912,267	177,052,346	181,424,912	177,743,745

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Net income	$121,990	$132,716	$238,937	$263,569
Other comprehensive income:
Currency translation adjustments	(8,485)	34,598	(24,460)	50,011
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	(4,638)	2,557	6,773	16,384
Retirement benefits (expense), net of taxes	(174)	327	(254)	224
Other comprehensive income (loss)	(13,297)	37,482	(17,941)	66,619
Comprehensive income	$108,693	$170,198	$220,996	$330,188

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2024	179,979,368	$1,794	$1,879,099	$1,144,671	$(727,194)	$2,298,370
Issuance of common shares on exercise of options (Note 15)
Issuance of common shares under the employee stock purchase plan (Note 15)	98,229	1	2,922	—	—	2,923
Net settlement on vesting of restricted share units (Note 15)	20,047	—	(375)	—	—	(375)
Net settlement on vesting of performance units (Note 15)
Stock repurchased and retired (Note 16)	(1,920,063)	(19)	—	(62,626)	—	(62,645)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(239)	—	(239)
Stock-based compensation expense (Note 15)	—	—	18,369	—	—	18,369
Comprehensive income (loss):
Net income (loss)	—	—	—	121,990	—	121,990
Other comprehensive income (loss)	—	—	—	—	(13,297)	(13,297)
Dividend ($0.1525 per common share, Note 16)	—	—	—	(27,337)	—	(27,337)
Balance as of June 30, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 15)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 15)	191,888	2	5,787	—	—	5,789
Net settlement on vesting of restricted share units (Note 15)	271,785	3	(4,283)	—	—	(4,280)
Net settlement on vesting of performance units (Note 15)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 16)	(2,784,988)	(28)	—	(92,602)	—	(92,630)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(256)	—	(256)
Stock-based compensation expense (Note 15)	—	—	27,550	—	—	27,550
Comprehensive income (loss):
Net income (loss)	—	—	—	238,937	—	238,937
Other comprehensive income (loss)	—	—	—	—	(17,941)	(17,941)
Dividend ($0.3050 per common share, Note 16)	—	—	—	(54,829)	—	(54,829)
Balance as of June 30, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2025	174,870,928	$1,742	$1,941,478	$1,274,790	$(764,949)	$2,453,061
Issuance of common shares on exercise of options (Note 15)	—	—	—	—	—	—
Issuance of common shares under the employee stock purchase plan (Note 15)	61,991	—	2,402	—	—	2,402
Net settlement on vesting of restricted share units (Note 15)	22,921	—	(712)	—	—	(712)
Net settlement on vesting of performance units (Note 15)	—	—	—	—	—	—
Stock repurchased and retired (Note 16)	(691,198)	(7)	—	(29,991)	—	(29,998)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(514)	—	(514)
Stock-based compensation expense (Note 15)	—	—	21,798		—	21,798
Comprehensive income (loss):
Net income (loss)	—	—	—	132,716	—	132,716
Other comprehensive income (loss)	—	—	—		37,482	37,482
Dividend ($0.17 per common share, Note 16)	—	—	—	(29,624)	—	(29,624)
Balance as of June 30, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 15)	95,920	1	4,071	—	—	4,072
Issuance of common shares under the employee stock purchase plan (Note 15)	121,936	1	5,272	—	—	5,273
Net settlement on vesting of restricted share units (Note 15)	545,826	5	(13,466)	—	—	(13,461)
Net settlement on vesting of performance units (Note 15)	737,027	7	(18,006)	—	—	(17,999)
Stock repurchased and retired (Note 16)	(1,898,010)	(19)	—	(92,942)	—	(92,961)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(538)	—	(538)
Stock-based compensation expense (Note 15)	—	—	41,834		—	41,834
Comprehensive income (loss):
Net income (loss)	—	—	—	263,569	—	263,569
Other comprehensive income (loss)	—	—	—		66,619	66,619
Dividend ($0.34 per common share, Note 16)	—	—	—	(59,408)	—	(59,408)
Balance as of June 30, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2024	2025
Operating activities
Net income	$238,937	$263,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,542	34,089
Amortization of debt issuance costs	1,037	1,105
Amortization of acquired intangible assets	13,485	8,637
Allowance for credit losses (refer to Note 4)	12,638	18,363
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	(7,214)	3,068
Stock-based compensation expense	27,550	41,834
Deferred tax expense	15,873	9,307
Others, net	173	(89)
Change in operating assets and liabilities:
Increase in accounts receivable	(54,326)	(58,694)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(22,823)	(69,358)
Increase in accounts payable	997	9,561
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(82,850)	(63,608)
Increase in income taxes payable	5,694	20,017
Net cash provided by operating activities	$183,713	$217,801
Investing activities
Purchase of property, plant and equipment	(43,276)	(44,201)
Payment for internally generated intangible assets (including intangibles under development)	(1,260)	(2,987)
Payment for business acquisitions, net of cash acquired	—	(80,621)
Proceeds from sale of property, plant and equipment	116	30
Proceeds from maturity of short term investments	—	23,359
Net cash used for investing activities	$(44,420)	$(104,420)
Financing activities
Repayment of finance lease obligations	(5,569)	(4,487)
Payment of debt issuance and refinancing costs	(3,305)	—
Proceeds of long-term debt	400,000	—
Repayment of long-term debt	(19,875)	(13,250)
Proceeds from short-term borrowings	50,000	85,000
Repayment of short-term borrowings	(60,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	9,720	9,345
Payment for net settlement of stock-based awards	(21,142)	(30,874)
Dividend paid	(54,829)	(59,408)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(92,686)	(92,999)
Net cash (used for) provided by financing activities	$202,314	$(106,673)
Net increase in cash and cash equivalents	341,607	6,708
Effect of exchange rate changes	(11,106)	8,306
Cash and cash equivalents at the beginning of the period	583,670	648,246
Cash and cash equivalents at the end of the period	$914,171	$663,260
Supplementary information
Cash paid during the period for interest	$30,625	$29,790
Cash paid during the period for income taxes, net of refund	$45,883	$52,192
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global advanced technology services and solutions company. Powered by its mix of deep industry expertise, operational excellence and advanced technology, the Company helps companies reimagine finance and risk, supply chain and other core industry operations. The Company has over 146,000 employees serving clients in key industry verticals from more than 35 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by U.S. GAAP for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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

(c) Property, plant and equipment, net

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

Capitalized computer software costs are included in property, plant and equipment on the Company’s consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. Costs incurred in connection with developing or obtaining software or technology for internal use which are under development or advances paid towards acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under “Capital work in progress.”

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

	Years
Customer-related intangible assets	1	-	9 years
Marketing-related intangible assets	1	-	8 years
Technology-related intangible assets	2	-	10 years

Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.
The Company also capitalizes certain software and technology-related development costs incurred in connection with developing or obtaining software or technology for sale or lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) external direct costs of materials and services utilized in developing or obtaining software and technology, (ii) compensation and related benefits for employees who are directly associated with the software and technology project, and (iii) interest costs incurred while developing or obtaining software or technology for sale or lease to customers.
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

(e) Financial instruments and concentration of credit risk

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

(f) Accounts receivable

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The Company uses revolving accounts receivable-based facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860, “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of accounts receivable sold approximates their book value due to their short-term nature, and any gains or losses on the sale of these receivables are recorded at the time of transfer and included under "interest income (expense), net" in the Company’s consolidated statements of income. The Company does not have any off-balance sheet credit exposure related to its customers.

(g) Revenue Recognition

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

(h) Leases

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (i) the contract involves the use of a distinct identified asset, (ii) the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the term of the contract, and (iii) the Company has the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset or (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the above criteria.

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

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization and accumulated impairment losses, if any. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is equal to the carrying amount of lease liabilities adjusted for (i) unamortized initial direct costs, (ii) prepaid/(accrued) lease payments and (iii) the unamortized balance of lease incentives received.

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

(i) Cost of revenue
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

(j) Selling, general and administrative expenses

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

(k) Credit losses

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." This ASU improves reportable segment disclosure requirements by enhancing disclosures about significant segment expenses. It requires public entities to disclose significant segment expenses, other segment items, and additional measures of segment profit or loss, providing more comprehensive information for investors and stakeholders. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning January 1, 2024 and updated its segment information disclosure with the requirements of this ASU for the quarter ended March 31, 2025. See Note 18 for additional information.

The following recently released accounting standards have not yet been adopted by the Company:

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." This ASU enhances income tax disclosures by requiring public business entities on an annual basis (i) to disclose specific categories in the rate reconciliation, and (ii) to provide additional information for reconciling items that meet a quantitative threshold, i.e., if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. It also requires entities to disclose the income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, as well as the amounts paid to an individual jurisdiction when 5% or more of the total income taxes were paid to such jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosure (Topic 220-40)." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB further issued ASU No 2025-01, which clarifies the effective date for adoption of ASU No 2024-03. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on the presentation of its consolidated statements of income and disclosures.

3. Business acquisitions

XponentL Data, Inc.

On June 5, 2025, the Company, by way of a merger, acquired 100% of the outstanding equity interest in XponentL Data, Inc., a Delaware corporation, and certain affiliated entities in Albania, India and Kosovo (collectively referred to as “XponentL”) for total purchase consideration of $159,811, which includes the following:

i.Cash consideration of $82,311, payable on the closing date; and
ii.Contingent earn-out consideration of $77,500, payable by the Company in March 2026 to the sellers of XponentL based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. The fair value of the contingent earn-out consideration was estimated as of the acquisition date, using a probability-weighted discounted cash flow model that considers management’s assumptions and expectations regarding the likelihood of achievement of the earn-out targets. See Note 5, “Fair value measurements,” for additional details.

The total purchase consideration paid by the Company to the sellers of XponentL on the closing date was $82,894 (including $2,273 of cash acquired), resulting in a payable of $76,917 which remains outstanding as of June 30, 2025.

This acquisition brings differentiated domain-led data strategy, design, and engineering capabilities, deep industry experience, and strategic partnerships. This acquisition builds on Genpact's pivot to data, AI, and other advanced technologies, enhancing Genpact's ability to help clients across the lifecycle of AI transformation, from strategy through implementation.

In connection with this acquisition, the Company recorded $51,400 in customer-related intangibles and $6,000 in marketing-related intangibles, which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $111,925 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $6,132, to the Consumer and Healthcare segment in the amount of $88,519 and to the High Tech and Manufacturing segment in the amount of $17,274. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,310 have been included in selling, general and administrative expenses as incurred. In connection with the acquisition, the Company also acquired certain assets with a value of $6,954, assumed certain liabilities amounting to $2,408 and recognized a net deferred tax liability of $14,060. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2024	Six months ended June 30, 2025
Opening balance as of January 1	$18,278	$12,094
Additions (net), charged to income statement	7,582	17,822
Deductions/effect of exchange rate fluctuations	(13,766)	(3,086)
Closing balance	$12,094	$26,830

Accounts receivable were $1,210,700 and $1,293,483, and allowances for credit losses were $12,094 and $26,830, resulting in net accounts receivable balances of $1,198,606 and $1,266,653 as of December 31, 2024 and June 30, 2025, respectively.

In addition, deferred billings were $130,253 and $187,392 and allowances for credit losses on deferred billings were $7,320 and $7,861, resulting in net deferred billings balances of $122,933 and $179,531 as of December 31, 2024 and June 30, 2025, respectively.

During the three months ended June 30, 2024 and 2025, the Company recorded a charge of $1,338 and $1,989, respectively, and for the six months ended June 30, 2024 and 2025, a charge of $4,416 and $541, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheets as of December 31, 2024 and June 30, 2025.

The Company has a revolving accounts receivable-based facility of $60,000 as of December 31, 2024 and June 30, 2025 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the year ended December 31, 2024 and the six months ended June 30, 2025 was $55,870 and $59,952, respectively. The principal amount outstanding against this facility as of December 31, 2024 and June 30, 2025 was $26,583 and $59,927, respectively. The cost of factoring such accounts receivable during the three and six months ended June 30, 2024 and 2025 was $720 and $403, respectively, and $1,426 and $1,081, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $270,211 during the year ended December 31, 2024 and $144,267 during the six months ended June 30, 2025, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three and six months ended June 30, 2024 and 2025 was $1,866 and $1,403, respectively, and $3,041 and $2,579, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2024 and June 30, 2025:

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,001	$—	$22,001	$—
Deferred compensation plan assets (Note a, e)	61,549	—	—	61,549
Total	$83,550	$—	$22,001	$61,549
Liabilities
Derivative instruments (Note b, c)	58,699	—	58,699	—
Deferred compensation plan liability (Note b, f)	60,924	—	—	60,924
Total	$119,623	$—	$58,699	$60,924

	As of June 30, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$32,545	$—	$32,545	$—
Deferred compensation plan assets (Note a, e)	68,356	—	—	68,356
Total	$100,901	$—	$32,545	$68,356
Liabilities
Earn-out consideration (Note b, d)	77,500	—	—	77,500
Derivative instruments (Note b, c)	32,679	—	32,679	—
Deferred compensation plan liability (Note b, f)	67,732	—	—	67,732
Total	$177,911	$—	$32,679	$145,232

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2024 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Opening balance	$—	$—	$—	$—
Earn-out consideration payable in connection with acquisition	—	77,500	—	77,500
Closing balance	$—	$77,500	$—	$77,500

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2024 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Opening balance	$55,559	$61,812	$51,983	$61,549
Additions (net of redemption)	432	941	800	2,345
Change in fair value of deferred compensation plan assets (Note a)	1,001	5,603	4,209	4,462
Closing balance	$56,992	$68,356	$56,992	$68,356

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2024 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Opening balance	$54,519	$61,196	$51,354	$60,924
Additions (net of redemption)	800	941	801	2,345
Change in fair value of deferred compensation plan liabilities (Note a)	992	5,595	4,156	4,463
Closing balance	$56,311	$67,732	$56,311	$67,732

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,413,000	$2,372,551	$(36,478)	$14,726
United States Dollars (sell) Mexican Peso (buy)	71,000	42,000	(8,188)	(242)
United States Dollars (sell) Philippines Peso (buy)	161,400	167,400	(3,274)	1,914
Euro (sell) United States Dollars (buy)	219,706	222,127	10,282	(17,060)
Singapore Dollar (buy) United States Dollars (sell)	12,000	12,000	(407)	829
Euro (sell) Romanian Leu (buy)	67,144	43,995	(156)	(221)
Japanese Yen (sell) Chinese Renminbi (buy)	34,507	40,996	3,402	(142)
United States Dollars (sell) Chinese Renminbi (buy)	46,800	71,400	(1,883)	(1,156)
Pound Sterling (sell) United States Dollars (buy)	15,507	17,070	463	(1,458)
United States Dollars (sell) Hungarian Font (buy)	21,000	22,500	(1,611)	3,044
Australian Dollars (sell) Indian Rupees (buy)	109,490	102,246	3,556	(438)
United States Dollars (sell) Polish Zloty (buy)	39,000	30,000	(1,190)	3,271
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	366	(58)
Israeli Shekel (buy) United States Dollars (sell)	20,000	20,000	454	2,010
South African Rand (sell) United States Dollars (buy)	32,000	32,000	1,725	(1,005)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	(314)	501
United States Dollars (sell) Costa Rica Colon (buy)	13,000	15,000	231	233
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(352)	35
United States Dollars (sell) Malaysian Ringgit (buy)	5,000	9,500	(169)	469
Interest rate swaps (floating to fixed)	234,375	228,125	(3,155)	(5,386)
			$(36,698)	$(134)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025
Assets
Prepaid expenses and other current assets	$11,855	$13,067	$5,419	$11,668
Other assets	$4,727	$7,810	$—	$—

Liabilities
Accrued expenses and other current liabilities	$24,436	$14,989	$12,990	$2,696
Other liabilities	$21,273	$14,994	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 11 below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2024 and June 30, 2025 was $206 and $126, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 and June 30, 2025 was $351 and $312, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2024			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$17,132	$(4,770)	$12,362	$(11,601)	$2,966	$(8,635)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	3,585	(1,014)	2,571	(693)	287	(406)
Changes in fair value of effective portion of outstanding derivatives, net	(1,896)	(171)	(2,067)	1,615	536	2,151
Gain (loss) on cash flow hedging derivatives, net	(5,481)	843	(4,638)	2,308	249	2,557
Closing balance	$11,651	$(3,927)	$7,724	$(9,293)	$3,215	$(6,078)

	Six months ended June 30,
	2024			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$805	$146	$951	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	6,545	(1,772)	4,773	(5,921)	1,521	(4,400)
Changes in fair value of effective portion of outstanding derivatives, net	17,391	(5,845)	11,546	14,057	(2,073)	11,984
Gain (loss) on cash flow hedging derivatives, net	10,846	(4,073)	6,773	19,978	(3,594)	16,384
Closing balance	$11,651	$(3,927)	$7,724	$(9,293)	$3,215	$(6,078)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025		2024	2025	2024	2025
Forward foreign exchange contracts	$(1,559)	$2,713	14,890	16,552	Revenue	$521	$(155)	$912	$844
Interest rate swaps	$60	$(1,098)	2,898	(2,495)	Cost of revenue	2,303	(369)	4,048	(5,719)
Treasury rate lock	$(397)	$—	(397)	—	Selling, general and administrative expenses	332	(52)	840	(822)
					Interest expense	429	(117)	745	(224)
	$(1,896)	$1,615	17,391	14,057		$3,585	$(693)	$6,545	$(5,921)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three and six months ended June 30, 2024 and 2025, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2024	2025	2024	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(1,165)	$3,846	$(435)	$8,476
		$(1,165)	$3,846	$(435)	$8,476

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2024	As of June 30, 2025
Advance income and non-income taxes	$69,668	$52,525
Contract asset (Note 19)	32,572	42,207
Prepaid expenses	43,936	60,597
Derivative instruments (Note 6)	17,274	24,735
Employee advances	3,186	3,085
Deposits	3,886	4,606
Advances to suppliers	6,377	2,295
Others	32,994	15,066
Total	$209,893	$205,116

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2024	As of June 30, 2025
Property, plant and equipment, gross*	$787,509	$821,146
Less: Accumulated depreciation and amortization	(579,566)	(601,741)
Property, plant and equipment, net	$207,943	$219,405

*Including capital work in progress

Depreciation expense on property, plant and equipment for the three months ended June 30, 2024 and 2025 was $13,690 and $13,515, respectively, and for the six months ended June 30, 2024 and 2025 was $27,185 and $26,992, respectively. Computer software amortization for the three months ended June 30, 2024 and 2025 was $515 and $573, respectively, and for the six months ended June 30, 2024 and 2025 was $1,048 and $1,075, respectively.

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2024 and the six months ended June 30, 2025:

	For the year ended December 31, 2024	For the six months ended June 30, 2025
Opening balance	$1,683,782	$1,669,769
Goodwill relating to acquisitions consummated during the period	—	111,925
Effect of exchange rate fluctuations	(14,013)	12,209
Closing balance	$1,669,769	$1,793,903

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,674	$592,780	$682,328	$1,683,782
Effect of exchange rate fluctuations	(3,677)	(4,983)	(5,353)	(14,013)
Closing balance	$404,997	$587,797	$676,975	$1,669,769

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Effect of exchange rate fluctuations	3,488	4,463	4,258	12,209
Closing balance	$414,617	$680,779	$698,507	$1,793,903

The total amount of goodwill deductible for tax purposes was $237,125 and $222,925 as of December 31, 2024 and June 30, 2025, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2024			As of June 30, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$468,500	$451,285	$17,215	$524,352	$461,877	$62,475
Marketing-related intangible assets	97,607	93,609	3,998	103,898	96,396	7,502
Technology-related intangible assets	131,853	126,116	5,737	133,904	126,446	7,458
	$697,960	$671,010	$26,950	$762,154	$684,719	$77,435

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended June 30, 2024 and 2025 were $6,558 and $4,317, respectively, and for the six months ended June 30, 2024 and 2025 were $13,485 and $8,637, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended June 30, 2024 and 2025 were $498 and $700, respectively, and for the six months ended June 30, 2024 and 2025 were $956 and $1,318, respectively.

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and June 30, 2025, the limits available were $22,421 and $27,495, respectively, of which $8,482 and $8,404, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each wholly owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2024 and June 30, 2025. As of December 31, 2024 and June 30, 2025, a total of $1,532 and $86,257, respectively, was utilized, of which $0 and $85,000, respectively, constituted funded drawdown and $1,532 and $1,257, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2024 and June 30, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of June 30, 2025, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and June 30, 2025, the amount outstanding under the Company's term loan, net of debt amortization expense of $911 and $747, was $476,089 and $463,002, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of June 30, 2025 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of June 30, 2025, net of debt amortization expense, is as follows:

Year ended	Amount
2025	$13,087
2026	26,192
2027	423,723
Total	$463,002

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and June 30, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $766 and $468, respectively, was $349,234 and $349,532, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and June 30, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,883 and $3,447, respectively, was $396,117 and $396,553, respectively, which is payable on June 4, 2029.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)
The Company pays interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes is subject to adjustment if the credit rating of the 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2025, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2024	As of June 30, 2025
Credit facility, net of amortization expenses	$476,089	$463,002
1.750% 2021 Senior Notes, net of debt amortization expenses	349,234	349,532
6.000% 2024 Senior Notes, net of debt amortization expenses	396,117	396,553
Total	$1,221,440	$1,209,087
Current portion	26,173	375,714
Non-current portion	1,195,267	833,373
Total	$1,221,440	$1,209,087

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2024	As of June 30, 2025
Accrued expenses	$199,555	$193,719
Accrued employee cost	328,090	250,514
Statutory liabilities	78,267	70,183
Retirement benefits	2,219	1,809
Compensated absences	28,157	32,700
Derivative instruments (Note 6)	37,426	17,685
Contract liabilities (Note 19)	101,853	93,858
Finance leases liability	8,581	10,338
Earn-out consideration	—	77,500
Deferred compensation plan liability (Note 5)	3,813	3,136
Other liabilities	25,033	26,226
	$812,994	$777,668

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2024	As of June 30, 2025
Accrued expenses	$60,905	$90,932
Accrued employee cost	2,854	2,738
Retirement benefits	13,843	18,172
Compensated absences	48,527	54,496
Derivative instruments (Note 6)	21,273	14,994
Contract liabilities (Note 19)	50,336	53,074
Finance leases liability	8,811	10,296
Deferred compensation plan liability (Note 5)	57,111	64,595
Others	5,381	6,006
	$269,041	$315,303

14. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

 Defined benefit plans
In accordance with Indian law, the Company maintains a defined benefit retirement plan covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines, Israel and Japan sponsor defined benefit retirement plans.
Net defined benefit plan costs for the three and six months ended June 30, 2024 and 2025 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Service costs	$4,314	$4,659	$8,617	$9,551
Interest costs	2,016	2,194	4,034	4,353
Amortization of actuarial loss	60	77	122	151
Expected return on plan assets	(1,356)	(1,743)	(2,718)	(3,450)
Net defined benefit plan costs	$5,034	$5,187	$10,055	$10,605

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Employee benefit plans (Continued)
Defined contribution plans
During the three and six months ended June 30, 2024 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
India	$13,644	$15,534	$26,488	$29,876
U.S.	5,055	4,583	11,151	10,101
U.K.	4,084	4,482	10,019	9,065
China	6,970	7,372	14,310	14,770
Other Regions	5,128	4,859	9,522	9,952
Total	$34,881	$36,830	$71,490	$73,764

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

The liability for the deferred compensation plan was $60,924 and $67,731 as of December 31, 2024 and June 30, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $61,549 and $68,356 as of December 31, 2024 and June 30, 2025, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Employee benefit plans (Continued)

During the three months ended June 30, 2024 and 2025, the change in the fair value of Plan assets was $1,001 and $5,603, respectively, and during the six months ended June 30, 2024 and 2025, the change in the fair value of Plan assets was $4,209 and $4,462, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended June 30, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $992 and $5,595, respectively, and during the six months ended June 30, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $4,156 and $4,463, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended June 30, 2024 and 2025 were $18,046 and $21,431, respectively, and for the six months ended June 30, 2024 and 2025 were $26,865 and $41,341, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
No options were granted in the six months ended June 30, 2024 and June 30, 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
A summary of stock option activity during the six months ended June 30, 2025 is set out below:

	Six Months Ended June 30, 2025
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	5,347,556	$35.31	4.4	—
Granted	—	—	—	—
Forfeited	(53,600)	44.90	—	—
Expired	—	—	—	—
Exercised	(95,920)	42.45	—	760
Outstanding as of June 30, 2025	5,198,036	35.08	3.9	51,271
Vested as of June 30, 2025 and expected to vest thereafter (Note a)	5,150,532	34.96	3.9	51,245
Vested and exercisable as of June 30, 2025	4,370,186	33.05	3.5	50,293
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2025, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $2,920, which will be recognized over the weighted average remaining requisite vesting period of 1.1 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2025 is set out below:

	Six Months Ended June 30, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	2,134,269	$36.71
Granted	1,104,063	48.14
Vested (Note a)	(786,502)	37.25
Forfeited	(132,588)	38.77
Outstanding as of June 30, 2025	2,319,242	41.85
Expected to vest (Note b)	2,073,709

(a)784,514 RSUs vested during the six months ended June 30, 2025, in respect of which 485,218 shares (net of minimum statutory tax withholding) were issued. 1,988 RSUs vested in the six months ended June 30, 2025, shares in respect of which will be issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

22,551 RSUs vested in the year ended December 31, 2024, in respect of which 13,626 shares were issued during the six months ended June 30, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

47,193 RSUs vested in the year ended December 31, 2023, in respect of which 46,982 shares were issued during the six months ended June 30, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

As of June 30, 2025, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $68,336, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

The fair value of each PU granted to employees in the six months ended June 30, 2024 and June 30, 2025 was estimated on the date of grant using the following valuation assumptions:

	Six months ended June 30, 2024	Six months ended June 30, 2025
Dividend yield	1.81%	1.37%
Expected life (years)	2.80	2.81
Risk-free rate for expected life	4.37%	3.89%
Volatility for expected life	24.24%	25.78%

A summary of PU activity during the six months ended June 30, 2025 is set out below:

	Six months ended June 30, 2025
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2025	3,257,804	$39.77	6,204,877
Granted	855,094	54.05	2,052,226
Vested (Note a)	(1,152,320)	44.50	(1,152,320)
Forfeited	(191,088)	39.02	(458,611)
Outstanding as of June 30, 2025	2,769,490	42.27	6,646,172
Expected to vest (Note b)	2,864,300

(a)1,152,320 PUs vested during the six months ended June 30, 2025, in respect of which 737,027 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2025.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

As of June 30, 2025, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $70,322, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

During the six months ended June 30, 2024 and 2025, 191,888 and 121,936 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the three months ended June 30, 2024 and 2025 was $323 and $367, respectively, and for the six months ended June 30, 2024 and 2025 was $685 and $493, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

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

During the six months ended June 30, 2024 and 2025, the Company repurchased 2,784,988 and 1,898,010 of its common shares, respectively, on the open market at a weighted average price of $34.67 and $48.98 per share, respectively, for an aggregate cash amount of $92,630 and $92,961, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2024 and 2025, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $256 and $538, respectively.

$554,045 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2025. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Capital stock (Continued)

Dividend
On February 8, 2024, the Company announced that its Board approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing an annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024 and June 26, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492 and $27,337 in the aggregate, to shareholders of record as of March 11, 2024 and June 10, 2024, respectively.

On February 6, 2025, the Company announced that its Board approved an 11% increase in its quarterly cash dividend to $0.17 per share, up from $0.1525 per share in 2024, representing a planned annual dividend of $0.68 per common share, up from $0.61 per share in 2024, payable to holders of the Company’s common shares. On March 26, 2025 and June 30, 2025, the Company paid a dividend of $0.17 per share, amounting to $29,784 and $29,624 in the aggregate, to shareholders of record as of March 11, 2025 and June 18, 2025, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,774,924 and 868,648 for the six months ended June 30, 2024 and 2025, respectively, and $2,768,762 and $1,121,406 for the three months ended June 30, 2024 and 2025, respectively.

	Three months ended June 30, 2025		Six months ended June 30, 2025
	2024	2025	2024	2025
Net income	$121,990	$132,716	$238,937	$263,569
Weighted average number of common shares used in computing basic earnings per common share	179,651,702	174,611,241	180,034,120	175,069,775
Dilutive effect of stock-based awards	1,260,565	2,441,105	1,390,792	2,673,970
Weighted average number of common shares used in computing dilutive earnings per common share	180,912,267	177,052,346	181,424,912	177,743,745
Earnings per common share
Basic	$0.68	$0.76	$1.33	$1.51
Diluted	$0.67	$0.75	$1.32	$1.48

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
The Company’s reportable segments are as follows: (i) Financial Services, (ii) Consumer and Healthcare, and (iii) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and G&A expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization of acquired intangible assets, unallocated corporate expenses, foreign exchange gain/(loss), interest income/(expense), restructuring (expense)/income, acquisition related expenses, gains/(loss) from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The Company adopted ASU No. 2023-07, "Segment Reporting" (Topic 280), during the year ended December 31, 2024 and has provided the additional segment related information required by ASU 2023-07 for the three and six months ended June 30, 2025 and for the comparative three and six months ended June 30, 2024. Accordingly, the Company has identified cost of revenue as the significant segment expense that is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2024 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$319,144	$203,745	$62,304	$53,095
Consumer and Healthcare	424,003	275,487	77,790	70,726
High Tech and Manufacturing	433,065	280,602	77,870	74,593
Net revenues	$1,176,212
Unallocated corporate expenses			—	—
Stock-based compensation expense				(18,369)
Amortization of acquired intangible assets				(6,544)
Foreign exchange gains, net				2,454
Interest income (expense), net				(13,538)
Income tax expense				(40,427)
Net income				$121,990
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$338,617	$213,791	$61,369	$63,457
Consumer and Healthcare	428,565	278,815	73,719	76,031
High Tech and Manufacturing	487,236	311,744	85,476	90,016
Net revenues	$1,254,418
Unallocated corporate expenses			12,234	(12,234)
Stock-based compensation				(21,798)
Amortization of acquired intangible assets				(4,315)
Foreign exchange gains, net				376
Interest income (expense), net				(13,485)
Acquisition-related expenses				(1,310)
Income tax expense				(44,022)
Net income				$132,716
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
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2024 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$625,612	$401,148	$124,366	$100,098
Consumer and Healthcare	827,376	537,636	152,218	137,522
High Tech and Manufacturing	854,461	555,809	155,013	143,639
Net revenues	$2,307,449
Unallocated corporate expenses			966	(966)
Stock-based compensation				(27,550)
Amortization of acquired intangible assets				(13,469)
Foreign exchange gains, net				3,291
Interest income (expense), net				(23,780)
Income tax expense				(79,848)
Net income				$238,937
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$665,837	$420,629	$123,559	$121,649
Consumer and Healthcare	849,049	552,445	150,249	146,355
High Tech and Manufacturing	954,458	617,208	167,119	170,131
Net revenues	$2,469,344
Unallocated corporate expenses			11,131	(11,131)
Stock-based compensation				(41,834)
Amortization of acquired intangible assets				(8,633)
Foreign exchange gains, net				1,665
Interest income (expense), net				(24,931)
Acquisition-related expenses				(1,310)
Income tax expense				(88,392)
Net income				$263,569
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues
Disaggregation of revenue

Prior to the quarter commencing April 1, 2025, the Company disaggregated its revenue as revenue from either Digital Operations or Data-Tech-AI based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, the Company now also disaggregates its revenue as revenue from Advanced Technology Solutions or Core Business Services.
Digital Operations includes revenues from services related to running client operations, as well as certain IT support services for legacy applications, including end-user computing support and infrastructure production support.
Data-Tech-AI includes revenues from data and AI, digital technology, advisory, agentic solutions, decision support services, and technology services.
In the following table, the Company’s revenue is disaggregated between Data-Tech-AI and Digital Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Data-Tech-AI	$546,043	$599,265	$1,069,878	$1,181,213
Digital Operations	630,169	655,153	1,237,571	1,288,131
Net revenues	$1,176,212	$1,254,418	$2,307,449	$2,469,344

Advanced Technology Solutions includes revenues from solutions and services focused on data and AI, digital technology, advisory and agentic solutions.
Core Business services includes revenues from decision support services and technology services as well as Digital Operations.
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Advanced Technology Solutions	$249,462	$292,655	$489,311	$570,282
Core Business Services	926,750	961,763	1,818,138	1,899,062
Net revenues	$1,176,212	$1,254,418	$2,307,449	$2,469,344

All three of the Company's segments include revenue from each of the service types included in the tables above. See Note 18 for additional information.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table shows the details of the Company’s contract balances:

	As of December 31, 2024	As of June 30, 2025
Contract assets (Note a)	$48,980	$71,094
Contract liabilities (Note b)
Deferred transition revenue	$106,769	$106,665
Advance from customers	$45,420	$40,267

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Changes in the Company’s contract asset and liability balances during the three and six months ended June 30, 2024 and 2025 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended June 30, 2024 and 2025 that was included in the Company's contract liabilities balance at the beginning of each period was $54,361 and $47,059, respectively, and the amount of revenue recognized during the six months ended June 30, 2024 and 2025 that was included in the Company's contract liabilities balance at the beginning of the period was $81,105 and $74,672, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2025:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$146,932	$93,858	$40,493	$11,627	$954

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2024		2025		2024		2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$40,194	$164,724	$38,230	$162,199	$41,964	$160,579	$41,348	$159,552
Closing balance	40,252	163,150	36,486	171,012	40,252	163,150	36,486	171,012
Amortization	6,737	19,693	5,611	18,909	13,682	37,015	11,969	38,283

20. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Other operating (income) expense	$(73)	$(44)	$(5,539)	$(156)
Other operating (income) expense, net	$(73)	$(44)	$(5,539)	$(156)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
21. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Interest income	$6,003	$4,534	$12,395	$10,789
Interest expense	(19,541)	(18,019)	$(36,175)	(35,720)
Interest income (expense), net	$(13,538)	$(13,485)	$(23,780)	$(24,931)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 24.9% for the three months ended June 30, 2025, unchanged from the three months ended June 30, 2024.

The Company’s ETR was 25.1% for the six months ended June 30, 2025, up from 25.0% for the six months ended June 30, 2024. The change in the Company’s ETR in the six months ended June 30, 2025 was primarily driven by the mix of pre-tax income and the impact of discrete items.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2024 and June 30, 2025, the Company has committed to spend $25,309 and $28,038, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,014 and $9,661 as of December 31, 2024 and June 30, 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
23. Commitments and contingencies (Continued)

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $106,029, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA can appeal to the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of June 30, 2025.

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

24. Subsequent events

One Big Beautiful Bill

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (the "Act") was enacted into law. The Act provides for significant U.S. tax law modifications, including with respect to business interest expense limitations, research and development deductions, depreciation on capital assets and the Base Erosion and Anti-Abuse Tax (BEAT) rate. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the changes are enacted. The Company is assessing the Act and its effect on its consolidated financial statements, if any, which the Company expects to begin reflecting in the three month period ending September 30, 2025.

Dividend

On July 10, 2025, the Company announced that its Board of Directors declared a dividend for the third quarter of 2025 of $0.17 per common share, which is payable on September 25, 2025 to shareholders of record as of the close of business on September 11, 2025. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
•claims and lawsuits, including by clients, employees or other third parties;
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

Recently announced broad-based tariffs by the U.S., and threatened or imposed retaliatory measures by other countries, have contributed to increased macroeconomic uncertainty in global markets, which may impact our revenue growth. Extended periods of slower sales cycles could have a material adverse effect on our business, financial position and results of operations.

Geopolitical tensions have also intensified globally. The ongoing conflict between Russia and Ukraine and instability in the Middle East are contributing to global market volatility and regional instability. We do not have operations in Russia or Ukraine and have limited operations in Israel. To date, these conflicts have not had a material impact on our business, financial position or operations, but it is difficult to anticipate the future impacts of these conflicts on our business or our clients’ businesses.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
We are a global advanced technology services and solutions company. Powered by our mix of deep industry expertise, operational excellence, and advanced technology, we help companies reimagine finance and risk, supply chain and other core industry operations. We have over 146,000 employees serving clients in key industry verticals from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2025, we recorded net revenues of $1,254.4 million. $599.3 million of our total net revenues was from Data-Tech-AI and the remaining $655.2 million was from Digital Operations. Net revenues from Advanced Technology Solutions were $292.7 million and net revenues from Core Business Services were $961.8 million.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Due to rounding, the numbers presented in the tables or in the narrative included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2024 and 2025.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2024	2025	2024	2025	2025 vs. 2024	2025 vs. 2024
	(dollars in millions)		(dollars in millions)
Net revenues	$1,176.2	$1,254.4	$2,307.4	$2,469.3	6.6%	7.0%
Cost of revenue	759.8	804.4	1,494.6	1,590.3	5.9%	6.4%
Gross profit	416.4	450.1	812.9	879.1	8.1%	8.1%
Gross profit margin	35.4%	35.9%	35.2%	35.6%
Operating expenses
Selling, general and administrative expenses	239.6	266.4	474.7	507.5	11.2%	6.9%
Amortization of acquired intangible assets	6.6	4.3	13.5	8.6	(34.2)%	(36.0)%
Other operating (income) expense, net	(0.1)	—	(5.5)	(0.2)	(39.7)%	(97.2)%
Income from operations	170.3	179.4	330.2	363.1	5.4%	10.0%
Income from operations as a percentage of net revenues	14.5%	14.3%	14.3%	14.7%
Foreign exchange gains, net	2.5	0.4	3.3	1.7	(84.7)%	(49.4)%
Interest income (expense), net	(13.5)	(13.5)	(23.8)	(24.9)	(0.4)%	4.8%
Other income (expense), net	3.3	10.4	9.0	12.1	221.4%	34.1%
Income before income tax expense	162.4	176.7	318.8	352.0	8.8%	10.4%
Income tax expense	40.4	44.0	79.8	88.4	8.9%	10.7%
Net income	$122.0	$132.7	$238.9	$263.6	8.8%	10.3%
Net income as a percentage of net revenues	10.4%	10.6%	10.4%	10.7%

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net revenues. Our net revenues were $1,254.4 million in the second quarter of 2025, up $78.2 million, or 6.6%, from $1,176.2 million in the second quarter of 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, British pound and Japanese yen against the U.S. dollar, our net revenues grew 6.2% in the second quarter of 2025 compared to the second quarter of 2024 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount increased by 9.9% to approximately 146,900 in the second quarter of 2025 from approximately 133,700 in the second quarter of 2024.
Prior to the quarter commencing April 1, 2025, we disaggregated our revenue as revenue from either Digital Operations or Data-Tech-AI based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from Advanced Technology Solutions or Core Business Services.
Net revenues disaggregated between Data-Tech-AI and Digital Operations were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$546.0	$599.3	9.7%
Digital Operations	630.2	655.2	4.0%
Net revenues	$1,176.2	$1,254.4	6.6%

Net revenues from Data-Tech-AI in the second quarter of 2025 were $599.3 million, up $53.3 million, or 9.7%, from $546.0 million in the second quarter of 2024. This increase was largely driven by increased demand for our data and AI solutions and services as well as technology services in the second quarter of 2025 compared to the second quarter of 2024.

Net revenues from Digital Operations in the second quarter of 2025 were $655.2 million, up $25.0 million, or 4.0%, from $630.2 million in the second quarter of 2024, primarily due to ramp-ups of services from recently signed deals.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Advanced Technology Solutions	$249.5	$292.7	17.3%
Core Business Services	926.8	961.8	3.8%
Net revenues	$1,176.2	$1,254.4	6.6%

Net revenues from Advanced Technology Solutions in the second quarter of 2025 were $292.7 million, up $43.2 million, or 17.3%, from $249.5 million in the second quarter of 2024. This increase was largely driven by increased demand for our data and AI solutions and services in the second quarter of 2025 compared to the second quarter of 2024.

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from Core Business Services in the second quarter of 2025 were $961.8 million, up $35.0 million, or 3.8%, from $926.8 million in the second quarter of 2024, primarily due to an increase in revenue from Digital Operations and technology services in the second quarter of 2025 compared to the second quarter of 2024.
Net revenues by reportable segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$319.1	$338.6	6.1%
Consumer and Healthcare	424.0	428.6	1.1%
High Tech and Manufacturing	433.1	487.2	12.5%
Net revenues	$1,176.2	$1,254.4	6.6%

Net revenues from our Financial Services and Consumer and Healthcare segments increased by 6.1% and 1.1%, respectively, in the second quarter of 2025 compared to the second quarter of 2024, largely due to an increase in demand for our Advanced Technology Solutions. Net revenues from our High Tech and Manufacturing segment increased by 12.5% in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by ramp-ups of services from recently signed deals.

Cost of revenue. Cost of revenue was $804.4 million in the second quarter of 2025, up $44.5 million, or 5.9%, from $759.8 million in the second quarter of 2024. This increase was primarily due to (i) an increase in our operational headcount to support revenue growth as well as wage inflation, (ii) increased spending on professional services, and (iii) an increase in costs for resold partnership technologies in the second quarter of 2025 compared to the second quarter of 2024.

Gross margin. Our gross margin increased from 35.4% in the second quarter of 2024 to 35.9% in the second quarter of 2025 primarily due to improved operating leverage.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased from 20.4% in the second quarter of 2024 to 21.2% in the second quarter of 2025. SG&A expenses were $266.4 million in the second quarter of 2025, up $26.8 million, or 11.2%, from $239.6 million in the second quarter of 2024. The increase was primarily due to (i) an increase in our support headcount and wage inflation, (ii) increased strategic investments in partnerships, alliances, and other sales and marketing capabilities and (iii) a higher allowance for credit losses in the second quarter of 2025 compared to the second quarter of 2024.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $4.3 million in the second quarter of 2025, down $2.3 million, or 34.2%, from $6.6 million in the second quarter of 2024. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.0 million in the second quarter of 2025, consistent with $0.1 million in the second quarter of 2024.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues decreased from 14.5% in the second quarter of 2024 to 14.3% in the second quarter of 2025. Income from operations increased by $9.1 million from $170.3 million in the second quarter of 2024 to $179.4 million in the second quarter of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the second quarter of 2025 compared to the second quarter of 2024.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $0.4 million in the second quarter of 2025 compared to $2.5 million in the second quarter of 2024. The gain in the second quarter of 2025 resulted primarily from gains on fair value hedges, partially offset by losses resulting from the appreciation of the Indian rupee against the U.S. dollar. The gain in the second quarter of 2024 resulted primarily from gains on fair value hedges and the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $13.5 million in the second quarter of 2024 and 2025. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.4% in the second quarter of 2024 to 4.8% in the second quarter of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $10.4 million in the second quarter of 2025, compared to $3.3 million in the second quarter of 2024, primarily due to a $4.6 million larger gain on the fair value of deferred compensation plan assets in the second quarter of 2025 compared to the second quarter of 2024.

Income tax expense. Our income tax expense was $44.0 million in the second quarter of 2025, up from $40.4 million in the second quarter of 2024, representing an effective tax rate (“ETR”) of 24.9% in the second quarter of 2025, unchanged from the second quarter of 2024.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 10.6% in the second quarter of 2025, up from 10.4% in the second quarter of 2024.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $18.9 million, from $198.4 million in the second quarter of 2024 to $217.3 million in the second quarter of 2025. Our AOI margin increased from 16.9% in the second quarter of 2024 to 17.3% in the second quarter of 2025, largely driven by higher gross margin and an increase in other income, partially offset by higher SG&A expense in the second quarter of 2025 compared to the second quarter of 2024.

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

We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization of acquired intangible assets, (iii) foreign exchange gains, net, (iv) interest (income) expense, net, (v) acquisition-related expenses, and (vi) income tax expense, as we believe that our results after considering these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2024 and 2025:

	Three months ended June 30,
	2024	2025
	(dollars in millions)
Net income	$122.0	$132.7
Foreign exchange gains, net	(2.5)	(0.4)
Interest (income) expense, net	13.5	13.5
Income tax expense	40.4	44.0
Stock-based compensation expense	18.4	21.8
Acquisition-related expenses	—	1.3
Amortization of acquired intangible assets	6.5	4.3
Adjusted income from operations	$198.4	$217.3

The following table sets forth our AOI by segment for the three months ended June 30, 2024 and 2025:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$53.1	$63.5	19.5%
Consumer and Healthcare	70.7	76.0	7.5%
High Tech and Manufacturing	74.6	90.0	20.7%
Total reportable segment	$198.4	$229.5	15.7%
Unallocated corporate expenses	—	(12.2)	NM*
Adjusted income from operations	$198.4	$217.3	9.5%
*Not Meaningful

AOI of our Financial Services and High Tech and Manufacturing segments increased by 19.5% and 20.7%, respectively, primarily driven by higher revenues and operating efficiency in the second quarter of 2025 compared to the second quarter of 2024. AOI of our Consumer and Healthcare segment increased by 7.5%, largely due to operating efficiency in the second quarter of 2025 compared to the second quarter of 2024.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net revenues. Our net revenues were $2,469.3 million in the first half of 2025, up $161.9 million, or 7.0%, from $2,307.4 million in the first half of 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the Australian dollar and Indian rupee against the U.S. dollar, our net revenues grew 7.3% in the first half of 2025 compared to the first half of 2024 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount increased by 9.7% to approximately 144,900 in the first half of 2025 from approximately 132,100 in the first half of 2024.
Prior to the quarter commencing April 1, 2025, we disaggregated our revenue as revenue from either Digital Operations or Data-Tech-AI based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from Advanced Technology Solutions or Core Business Services.
Net revenues disaggregated between Data-Tech-AI and Digital Operations were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$1,069.9	$1,181.2	10.4%
Digital Operations	1,237.6	1,288.1	4.1%
Net revenues	$2,307.4	$2,469.3	7.0%

Net revenues from Data-Tech-AI in the first half of 2025 were $1,181.2 million, up $111.3 million, or 10.4%, from $1,069.9 million in the first half of 2024. This increase was largely driven by increased demand for our data and AI solutions and services as well as technology services in the first half of 2025 compared to the first half of 2024.

Net revenues from Digital Operations in the first half of 2025 were $1,288.1 million, up $50.6 million, or 4.1%, from $1,237.6 million in the first half of 2024, primarily due to ramp-ups of services from recently signed deals.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Advanced Technology Solutions	$489.3	$570.3	16.5%
Core Business Services	1,818.1	1,899.1	4.5%
Net revenues	$2,307.4	$2,469.3	7.0%

Net revenues from Advanced Technology Solutions in the first half of 2025 were $570.3 million, up $81.0 million, or 16.5%, from $489.3 million in the first half of 2024. This increase was largely driven by demand for our data and AI solutions and services in the first half of 2025 compared to the first half of 2024.

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from Core Business Services in the first half of 2025 were $1,899.1 million, up $80.9 million, or 4.5%, from $1,818.1 million in the first half of 2024, primarily due to an increase in revenue from Digital Operations and technology services in the first half of 2025 compared to the first half of 2024.

Net revenues by reportable segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$625.6	$665.8	6.4%
Consumer and Healthcare	827.4	849.0	2.6%
High Tech and Manufacturing	854.5	954.5	11.7%
Net revenues	$2,307.4	$2,469.3	7.0%

Net revenues from our Financial Services and Consumer and Healthcare segments increased by 6.4% and 2.6%, respectively, in the first half of 2025 compared to the first half of 2024, largely due to an increase in revenue from Advanced Technology Solutions as well as ramp-ups of services from recently signed deals. Net revenues from our High Tech and Manufacturing segment increased by 11.7% in the first half of 2025 compared to the first half of 2024, primarily driven by ramp-ups of services from recently signed deals.

Cost of revenue. Cost of revenue was $1,590.3 million in the first half of 2025, up $95.7 million, or 6.4%, from $1,494.6 million in the first half of 2024. The increase in cost of revenue in the first half of 2025 compared to the first half of 2024 was primarily due to (i) an increase in our operational headcount to support revenue growth as well as wage inflation, (ii) higher stock-based compensation expense, (iii) increased spending on professional services, and (iv) an increase in costs for resold partnership technologies in the first half of 2025 compared to the first half of 2024.

Gross margin. Our gross margin increased from 35.2% in the first half of 2024 to 35.6% in the first half of 2025. The increase in gross margin was primarily due to improved operating leverage in the first half of 2025 compared to the first half of 2024.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues were flat at 20.6% in the first half of 2024 compared to the first half of 2025. SG&A expenses were $507.5 million in the first half of 2025, up $32.8 million, or 6.9%, from $474.7 million in the first half of 2024. This increase was primarily driven by (i) higher stock-based compensation expense, (ii) a higher allowance for credit losses, (iii) increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, (iv) increased spending on professional services, and (v) wage inflation in the first half of 2025 compared to the first half of 2024.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $8.6 million in the first half of 2025, down $4.8 million, or 36.0%, from $13.5 million in the first half of 2024. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.2 million in the first half of 2025, compared to $5.5 million in the first half of 2024. The decline in other operating income (net of expense) was primarily due to a gain upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability, both in the first half of 2024, with no corresponding income recorded in the first half of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 14.3% in the first half of 2024 to 14.7% in the first half of 2025. Income from operations increased by $32.9 million from $330.2 million in the first half of 2024 to $363.1 million in the first half of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the first half of 2025 compared to the first half of 2024.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $1.7 million in the first half of 2025, compared to $3.3 million in the first half of 2024. The gain in the first half of 2025 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar. The gain in the first half of 2024 was primarily due to gains on fair value hedges and the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $24.9 million in the first half of 2025, up $1.2 million from $23.8 million in the first half of 2024. Our interest income decreased from $12.4 million in the first half of 2024 to $10.8 million in the first half of 2025, due to lower interest rates and lower cash balances in the first half of 2025 compared to the first half of 2024. The increase in interest expense was largely due to incremental interest expense on our senior notes issued in June 2024 and was partially offset by (i) the absence of interest expense in the first half of 2025 on our senior notes issued in 2019, which were repaid in December 2024, and (ii) lower interest expense on our revolving credit facility and term loan due to a lower SOFR and lower volume in the first half of 2025 compared to the first half of 2024. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.3% in the first half of 2024 to 4.8% in the first half of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $12.1 million in the first half of 2025, compared to $9.0 million in the first half of 2024, primarily due to a $2.4 million gain on a one-time sale of certain IT assets in the first half of 2025.

Income tax expense. Our income tax expense was $88.4 million in the first half of 2025, up from $79.8 million in the first half of 2024, representing an effective tax rate (“ETR”) of 25.1% in the first half of 2025, up from 25.0% in the first half of 2024. The change in our ETR in the first half of 2025 was primarily driven by the mix of our pre-tax income and the impact of discrete items.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 10.7% in the first half of 2025, up from 10.4% in the first half of 2024.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $46.7 million, from $380.3 million in the first half of 2024 to $427.0 million in the first half of 2025. Our AOI margin increased from 16.5% in the first half of 2024 to 17.3% in the first half of 2025, largely driven by a higher gross margin, partially offset by higher SG&A expense in the first half of 2025 compared to the first half of 2024.
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
We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization of acquired intangible assets, (iii) foreign exchange gains, net, (iv) interest (income) expense, net, (v) acquisition-related expenses and (vi) income tax expense, as we believe that our results after considering these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the six months ended June 30, 2024 and 2025:

	Six months ended June 30,
	2024	2025
	(dollars in millions)
Net income	$238.9	$263.6
Foreign exchange gains, net	(3.3)	(1.7)
Interest (income) expense, net	23.8	24.9
Income tax expense	79.8	88.4
Stock-based compensation expense	27.6	41.8
Amortization and impairment of acquired intangible assets	13.5	8.6
Acquisition-related expenses	—	1.3
Adjusted income from operations	$380.3	$427.0

The following table sets forth our AOI by segment for the six months ended June 30, 2024 and 2025:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$100.1	$121.6	21.5%
Consumer and Healthcare	137.5	146.4	6.4%
High Tech and Manufacturing	143.6	170.1	18.4%
Total reportable segment	$381.3	$438.1	14.9%
Unallocated corporate expenses	(1.0)	(11.1)	NM*
Adjusted income from operations	$380.3	$427.0	12.3%
*Not Meaningful

AOI of our Financial Services segment, Consumer and Healthcare segment, and High Tech and Manufacturing segment increased by 21.5%, 6.4% and 18.4%, respectively, in the first half of 2025 compared to the first half of 2024, primarily driven by higher revenues and operating efficiency.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2024 and June 30, 2025 is presented below:

	As of December 31, 2024	As of June 30, 2025	Percentage Change Increase/(Decrease)
	(dollars in millions)		2025 vs. 2024
Cash and cash equivalents	$648.2	$663.3	2.3%
Short-term investments	23.4	—	NM*
Short-term borrowing	—	85.0	NM*
Current portion of long-term debt	26.2	375.7	NM*
Long-term debt, less current portion	1,195.3	833.4	(30.3)%
Total equity	$2,389.6	$2,586.6	8.2%
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

On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing a planned annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025 and June 30, 2025, we paid a dividend of $0.17 per share, amounting to $29.8 million and $29.6 million in the aggregate, to shareholders of record as of March 11, 2025 and June 18, 2025, respectively.

As of June 30, 2025, the total authorization under our existing share repurchase program was $2,750.0 million, including $500.0 million approved in the first quarter of 2025, of which $554.0 million remained available as of June 30, 2025. Since our share repurchase program was initially authorized in 2015, we have repurchased 66,667,635 of our common shares at a weighted average price of $32.94 per share, for an aggregate purchase price of $2,196.0 million.

During the six months ended June 30, 2024 and 2025, we repurchased 2,784,988 and 1,898,010 of our common shares, respectively, on the open market at a weighted average price of $33.26 and $48.98 per share, respectively, for an aggregate purchase price of $92.6 million and $93.0 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,		Percentage Change
	2024	2025	2025 vs. 2024
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$183.7	$217.8	18.6%
Investing activities	(44.4)	(104.4)	(135.1)%
Financing activities	202.3	(106.7)	(152.7)%
Net increase in cash and cash equivalents	$341.6	$6.7	(98.0)%

Cash flows provided by operating activities. Net cash provided by operating activities was $217.8 million in the six months ended June 30, 2025 compared to $183.7 million in the six months ended June 30, 2024. This increase was primarily driven by (i) a $24.6 million increase in net income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, (ii) an $18.2 million increase in non-cash expense, primarily due to higher stock-based compensation expense, an unrealized (gain)/loss on the revaluation of foreign currency assets/liabilities and a higher allowance for credit losses, partially offset by lower deferred tax expense and lower amortization of acquired intangible assets in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and (iii) an $8.8 million increase in operating assets and liabilities primarily driven by higher customer-related payments, lower service tax refunds in India, higher income tax payments, partially offset by lower employee and vendor-related payments in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Cash flows used for investing activities. Our net cash used for investing activities was $104.4 million in the six months ended June 30, 2025 compared to $44.4 million in the six months ended June 30, 2024. Net cash used by investing activities increased primarily due to the payment of $80.6 million for business acquisitions, net of cash acquired, in the six months ended June 30, 2025. This increase in net cash used was partially offset by proceeds of $23.4 million from the maturity of term deposits in the six months ended June 30, 2025, compared to no proceeds from investments in the six months ended June 30, 2024.

Cash flows used for/provided by financing activities. Our net cash used by financing activities was $106.7 million in the six months ended June 30, 2025 compared to net cash provided by financing activities of $202.3 million in the six months ended June 30, 2024. This change was primarily due to (i) lower proceeds from borrowings (net of repayments and debt issuance and refinancing costs), amounting to $71.8 million in the six months ended June 30, 2025 compared to $366.8 million in the six months ended June 30, 2024, (ii) higher payments for the net settlement of stock-based awards, amounting to $30.9 million in the six months ended June 30, 2025 compared to $21.1 million in the six months ended June 30, 2024, and (iii) higher dividend payments of $59.4 million in the six months ended June 30, 2025 compared to $54.8 million in the six months ended June 30, 2024.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2025, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and June 30, 2025, our outstanding term loan, net of debt amortization expense of $0.9 million and $0.7 million, respectively, was $476.1 million and $463.0 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and June 30, 2025, the limits available under such facilities were $22.4 million and $27.5 million, respectively, of which $8.5 million and $8.4 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2024 and June 30, 2025, a total of $1.5 million and $86.3 million, respectively, of our revolving credit facility was utilized, of which $0.0 million and $85.0 million, respectively, constituted funded drawdown and $1.5 million and $1.3 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2025, we were party to interest rate swaps covering a total notional amount of $228.1 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and June 30, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $0.8 million and $0.5 million, respectively, was $349.2 million and $349.5 million, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and June 30, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.9 million and $3.4 million, respectively, was $396.1 million and $396.6 million respectively, which is payable on June 4, 2029.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2024 and June 30, 2025, we had a revolving accounts receivable-based facility of $60.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2024 and June 30, 2025 was $55.9 million and $60.0 million, respectively. The principal amount outstanding against this facility as of December 31, 2024 and June 30, 2025 was $26.6 million and $59.9 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and six months ended June 30, 2024 and 2025 was $0.7 million and $0.4 million, respectively, and $1.4 million and $1.1, million respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $270.2 million and $144.3 million during the periods ended December 31, 2024 and June 30, 2025, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and six months ended June 30, 2024 and 2025 was $1.9 million and $1.4 million, respectively, and $3.0 million and $2.6 million, respectively.
For additional information, see Note 4—“Accounts receivable, net of allowance for credit losses” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 6— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information
As of December 31, 2024 and June 30, 2025, we have purchase commitments, net of capital advances, of $25.3 million and $28.0 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of December 31, 2024 and June 30, 2025, we have operating and finance lease commitments of $276.2 million and $287.6 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued both the 2021 Senior Notes and 2024 Senior Notes. As of June 30, 2025, the outstanding balance of the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $349.5 million and $396.6 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Our other subsidiaries do not guarantee the Senior Notes (such other subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2024	Six months ended June 30, 2025
	(dollars in millions)
Net revenues	$422.4	$226.3
Gross profit	422.4	226.3
Net income	237.1	125.4

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2024	Six months ended June 30, 2025
	(dollars in millions)
Revenue from services	$422.4	$226.3
Interest income (expense), net	(15.5)	(1.8)
Other income (expense), net	(4.4)	3.7

Summarized Balance Sheets	As of December 31, 2024	As of June 30, 2025
	(dollars in millions)
Assets
Current assets	$1,842.4	$2,300.8
Non-current assets	1,000.5	954.2

Liabilities
Current liabilities	$4,150.1	$4,888.7
Non-current liabilities	1,236.1	872.9

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2024	As of June 30, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$174.7	$184.5
Loans receivable	932.4	1,603.9
Others	589.0	361.2

Non-current assets
Others	$46.2	—

Liabilities
Current liabilities
Loans payable	$3,447.0	$3,570.5
Others	659.9	818.9

Non-Current liabilities
Loans payable	$38.0	$35.0

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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2, "Summary of significant accounting policies —(m) Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In March 2021, we executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2025 was $0.1 million.

In May 2024, we executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2025 was $0.3 million.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2025	—	—	—	584,042,030
May 1-May 31, 2025	691,198	43.40	691,198	554,044,817
June 1-June 30, 2025	—	—	—	554,044,817
Total	691,198	43.40	691,198
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Balkrishan Kalra (President and CEO)	Termination (June 11, 2025)	Rule 10b5-1 trading arrangement	Sale of common shares acquired upon exercise of vested options	Until September 30, 2025, or such earlier date upon which all transactions are completed	Up to 54,400 common shares issuable upon the exercise of vested options

Item 6.    Exhibits

Exhibit Number	Description

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

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 12, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 11, 2025
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer