Form 10-Q
period 2025-09-30
Genpact LTD
filed 2025-11-07
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2025
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
Yes ☐ No ☒
As of November 3, 2025, there were 172,414,423 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2024	As of September 30, 2025
Assets
Current assets
Cash and cash equivalents		$648,246	$740,763
Short-term investments		23,359	—
Accounts receivable, net of allowance for credit losses of $12,094 and $25,241 as of December 31, 2024 and September 30, 2025, respectively	4	1,198,606	1,280,938
Prepaid expenses and other current assets	7	209,893	190,791
Total current assets		$2,080,104	$2,212,492

Property, plant and equipment, net	8	207,943	180,654
Operating lease right-of-use assets		182,190	180,332
Deferred tax assets	22	269,476	253,980
Intangible assets, net	9	26,950	71,369
Goodwill	9	1,669,769	1,783,800
Contract cost assets	19	200,900	204,138
Other assets, net of allowance for credit losses of $7,320 and $8,294 as of December 31, 2024 and September 30, 2025, respectively		349,821	477,387
Total assets		$4,987,153	$5,364,152

Liabilities and equity
Current liabilities
Short term borrowing	10	—	—
Current portion of long-term debt	11	26,173	375,871
Accounts payable		36,469	34,790
Income taxes payable	22	35,431	54,071
Accrued expenses and other current liabilities	12	812,994	945,438
Operating leases liability		52,672	51,471
Total current liabilities		$963,739	$1,461,641

Long-term debt, less current portion	11	1,195,267	827,046
Operating leases liability		153,587	154,401
Deferred tax liabilities	22	15,908	16,488
Other liabilities	13	269,041	360,046
Total liabilities		$2,597,542	$2,819,622

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 174,661,943 and 172,409,091 issued and outstanding as of December 31, 2024 and September 30, 2025, respectively		1,740	1,718
Additional paid-in capital		1,945,261	1,991,774
Retained earnings		1,236,696	1,373,512
Accumulated other comprehensive income (loss)		(794,086)	(822,474)
Total equity		$2,389,611	$2,544,530
Commitments and contingencies	23
Total liabilities and equity		$4,987,153	$5,364,152

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2024	2025	2024	2025
Net revenues	19	$1,210,949	$1,291,257	$3,518,398	$3,760,601
Cost of revenue		779,511	821,601	2,274,104	2,411,883
Gross profit		$431,438	$469,656	$1,244,294	$1,348,718
Operating expenses:
Selling, general and administrative expenses		243,315	262,105	717,988	769,582
Amortization of acquired intangible assets	9	6,495	8,285	19,980	16,922
Other operating (income) expense, net	20	(22)	7,624	(5,561)	7,468
Income from operations		$181,650	$191,642	$511,887	$554,746
Foreign exchange gains, net		1,133	3,678	4,424	5,343
Interest income (expense), net	21	(12,387)	(12,785)	(36,167)	(37,716)
Other income (expense), net		5,091	6,817	14,128	18,940
Income before income tax expense		$175,487	$189,352	$494,272	$541,313
Income tax expense	22	42,669	43,521	122,517	131,913
Net income		$132,818	$145,831	$371,755	$409,400
Earnings per common share	17
Basic		$0.75	$0.84	$2.07	$2.35
Diluted		$0.74	$0.83	$2.06	$2.31
Weighted average number of common shares used in computing earnings per common share	17
Basic		177,595,400	173,576,957	179,221,213	174,572,169
Diluted		179,714,223	176,104,577	180,854,682	177,197,356

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Net income	$132,818	$145,831	$371,755	$409,400
Other comprehensive income:
Currency translation adjustments	22,765	(50,757)	(1,695)	(746)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	(18,583)	(44,140)	(11,810)	(27,756)
Retirement benefits (expense), net of taxes	(185)	(110)	(439)	114
Other comprehensive income (loss)	3,997	(95,007)	(13,944)	(28,388)
Comprehensive income	$136,815	$50,824	$357,811	$381,012

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2024	178,177,581	$1,776	$1,900,015	$1,176,459	$(740,491)	$2,337,759
Issuance of common shares on exercise of options (Note 15)
Issuance of common shares under the employee stock purchase plan (Note 15)	69,393	1	2,449	—	—	2,450
Net settlement on vesting of restricted share units (Note 15)	35,513	—	(148)	—	—	(148)
Net settlement on vesting of performance units (Note 15)
Stock repurchased and retired (Note 16)	(1,935,320)	(19)	—	(74,913)	—	(74,932)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(38)	—	(38)
Stock-based compensation expense (Note 15)	—	—	19,726	—	—	19,726
Comprehensive income (loss):
Net income	—	—	—	132,818	—	132,818
Other comprehensive income (loss)	—	—	—	—	3,997	3,997
Dividend ($0.1525 per common share, Note 16)	—	—	—	(26,939)	—	(26,939)
Balance as of September 30, 2024	176,347,167	$1,758	$1,922,042	$1,207,387	$(736,494)	$2,394,693

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2024
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 15)	135,051	1	3,930	—	—	3,931
Issuance of common shares under the employee stock purchase plan (Note 15)	261,281	3	8,236	—	—	8,239
Net settlement on vesting of restricted share units (Note 15)	307,298	3	(4,431)	—	—	(4,428)
Net settlement on vesting of performance units (Note 15)	869,713	9	(16,913)	—	—	(16,904)
Stock repurchased and retired (Note 16)	(4,720,308)	(47)	—	(167,515)	—	(167,562)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(294)	—	(294)
Stock-based compensation expense (Note 15)	—	—	47,276	—	—	47,276
Comprehensive income (loss):
Net income	—	—	—	371,755	—	371,755
Other comprehensive income (loss)	—	—	—	—	(13,944)	(13,944)
Dividend ($0.4575 per common share, Note 16)	—	—	—	(81,768)	—	(81,768)
Balance as of September 30, 2024	176,347,167	$1,758	$1,922,042	$1,207,387	$(736,494)	$2,394,693

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611
Issuance of common shares on exercise of options (Note 15)	90,000	1	2,680	—	—	2,681
Issuance of common shares under the employee stock purchase plan (Note 15)	56,875	1	2,320	—	—	2,321
Net settlement on vesting of restricted share units (Note 15)	17,340	1	(358)	—	—	(357)
Net settlement on vesting of performance units (Note 15)	1,463	—	(55)	—	—	(55)
Stock repurchased and retired (Note 16)	(2,021,229)	(20)	—	(89,963)	—	(89,983)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(440)	—	(440)
Stock-based compensation expense (Note 15)	—	—	22,221		—	22,221
Comprehensive income (loss):
Net income	—	—	—	145,831	—	145,831
Other comprehensive income (loss)	—	—	—		(95,007)	(95,007)
Dividend ($0.17 per common share, Note 16)	—	—	—	(29,293)	—	(29,293)
Balance as of September 30, 2025	172,409,091	$1,718	$1,991,774	$1,373,512	$(822,474)	$2,544,530

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 15)	185,920	2	6,751	—	—	6,753
Issuance of common shares under the employee stock purchase plan (Note 15)	178,811	2	7,592	—	—	7,594
Net settlement on vesting of restricted share units (Note 15)	563,166	6	(13,824)	—	—	(13,818)
Net settlement on vesting of performance units (Note 15)	738,490	7	(18,061)	—	—	(18,054)
Stock repurchased and retired (Note 16)	(3,919,239)	(39)	—	(182,905)	—	(182,944)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(978)	—	(978)
Stock-based compensation expense (Note 15)	—	—	64,055		—	64,055
Comprehensive income (loss):
Net income	—	—	—	409,400	—	409,400
Other comprehensive income (loss)	—	—	—		(28,388)	(28,388)
Dividend ($0.51 per common share, Note 16)	—	—	—	(88,701)	—	(88,701)
Balance as of September 30, 2025	172,409,091	$1,718	$1,991,774	$1,373,512	$(822,474)	$2,544,530

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2024	2025
Operating activities
Net income	$371,755	$409,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,830	52,004
Amortization of debt issuance costs	1,749	1,665
Amortization of acquired intangible assets	19,980	16,922
Write-down of property, plant and equipment (refer to Note 20)	—	710
Write-down of operating right-of-use assets (refer to Note 20)	—	7,024
Allowance for credit losses (refer to Note 4)	12,395	18,208
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	(7,909)	4,000
Stock-based compensation expense	47,276	64,055
Deferred tax expense	14,509	11,729
Others, net	386	280
Change in operating assets and liabilities:
Increase in accounts receivable	(95,790)	(80,303)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(5,752)	(71,083)
Decrease in accounts payable	(8,021)	(236)
Increase (Decrease) in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(5,056)	73,036
Increase in income taxes payable	14,825	18,750
Net cash provided by operating activities	$412,177	$526,161
Investing activities
Purchase of property, plant and equipment	(63,049)	(60,544)
Payment for internally generated intangible assets (including intangibles under development)	(1,787)	(6,125)
Payment for business acquisitions, net of cash acquired	—	(80,384)
Proceeds from sale of property, plant and equipment	128	58
Proceeds from maturity of short term investments	—	23,359
Net cash used for investing activities	$(64,708)	$(123,636)
Financing activities
Repayment of finance lease obligations	(8,238)	(6,552)
Payment of debt issuance and refinancing costs	(4,123)	—
Proceeds of long-term debt	400,000	—
Repayment of long-term debt	(26,500)	(19,875)
Proceeds from short-term borrowings	50,000	85,000
Repayment of short-term borrowings	(60,000)	(85,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,170	14,347
Payment for net settlement of stock-based awards	(21,307)	(31,829)
Dividend paid	(81,768)	(88,701)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(167,656)	(183,020)
Net cash (used for) provided by financing activities	$92,578	$(315,630)
Net increase in cash and cash equivalents	440,047	86,895
Effect of exchange rate changes	(1,070)	5,622
Cash and cash equivalents at the beginning of the period	583,670	648,246
Cash and cash equivalents at the end of the period	$1,022,647	$740,763
Supplementary information
Cash paid during the period for interest	$39,180	$37,571
Cash paid during the period for income taxes, net of refund	$77,983	$98,742
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is an agentic and advanced technology solutions company recognized for its deep industry knowledge, process intelligence and last-mile expertise. The Company has over 147,000 employees serving clients from more than 35 countries.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangible assets, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, valuation of derivative financial instruments, measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, nature and timing of the satisfaction of performance obligations, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software development will be completed and will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs incurred while developing internal-use computer software.

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

(e) Implementation Costs Incurred in a Cloud Computing Arrangement

The Company incurs costs to implement cloud computing arrangements for internal use that are service contracts and capitalizes certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs will be amortized on a straight-line basis over the term of the hosting service contracts after go-live, including renewal periods which the Company is reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses. These costs are included as a component of "prepaid expenses and other current assets" and "other assets, net of allowances for credit losses" in the consolidated balance sheets.

(f) Financial instruments and concentration of credit risk

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

(g) Accounts receivable

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

(h) Revenue Recognition

The Company derives its revenue primarily from business process management services, including analytics, consulting and related digital solutions and information technology services, which are provided primarily on a time-and-material, resource, transaction or fixed-price basis. The Company recognizes revenue upon the transfer of control of promised services to its customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for customization of applications, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

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

Certain contracts may include offerings such as sale of licenses, which may be subscription-based. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time when the license is transferred to the customer. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

(i) Leases

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

(j) Cost of revenue
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

(k) Selling, general and administrative expenses

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

(l) Credit losses

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

(m) Impairment of long-lived assets

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

(n) Reclassification and presentation adjustments

In the third quarter of 2025, the Company updated the financial presentation of its capitalized cloud computing arrangement (CCA) implementation costs and reclassified certain previously capitalized CCA implementation costs on its consolidated balance sheet, which decreased "property, plant and equipment, net" by $36,424, increased "other assets, net of allowances for credit losses" by $35,817 and increased "prepaid expenses and other current assets" by $607.

Similar reclassifications have not been reflected in the Company's consolidated balance sheet as of December 31, 2024, as such amounts are considered immaterial.

For the three months ended September 30, 2025, cash flows related to the CCA implementation costs were correctly classified within "net cash provided by operating activities." However, for the nine months ended September 30, 2024, and 2025, these cash flows are incorrectly classified within "net cash used in investing activities" in the Company’s consolidated statements of cash flows and have not been reclassified to "net cash provided by operating activities" as the amounts are considered immaterial.

The Company evaluated the impact of the reclassification and presentation adjustments and concluded they are not material to the consolidated financial statements for any of the periods presented.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(o) Recently issued accounting pronouncements

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

The following recently released accounting standards have not yet been adopted by the Company:

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." This ASU enhances income tax disclosures by requiring public business entities on an annual basis (i) to disclose specific categories in the rate reconciliation, and (ii) to provide additional information for reconciling items that meet a quantitative threshold, i.e., if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. It also requires entities to disclose the income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, as well as the amounts paid to an individual jurisdiction when 5% or more of the total income taxes were paid to such jurisdiction. The amendments in this ASU are effective for annual disclosures for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326)." This ASU provides public entities with an additional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. This includes assets acquired in business combinations or through consolidation of VIEs that is not a business if those assets arose from transactions that the acquiree or variable interest entity accounted for under ASC 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." This ASU provides guidance to clarify and modernize the accounting for costs related to internal-use software. It removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The ASU also specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

3. Business acquisitions
XponentL Data, Inc.

On June 5, 2025, the Company, by way of a merger, acquired 100% of the outstanding equity interest in XponentL Data, Inc., a Delaware corporation, and certain affiliated entities in Albania, India and Kosovo (collectively referred to as “XponentL”) for total purchase consideration of $160,157, which includes the following:

i.Cash consideration paid by the Company to the sellers of XponentL on the closing date of $82,657; and
ii.Contingent earn-out consideration of $77,500, payable by the Company in March 2026 to the sellers of XponentL based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. The fair value of the contingent earn-out consideration was estimated as of the acquisition date, using a probability-weighted discounted cash flow model that considers management’s assumptions and expectations regarding the likelihood of achievement of the earn-out targets. See Note 5, “Fair value measurements,” for additional details.

The total purchase consideration paid by the Company to the sellers of XponentL on the closing date was $82,657 (including $2,273 of cash acquired), resulting in a payable of $77,500 which remains outstanding as of September 30, 2025. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with this acquisition, the Company recorded $51,400 in customer-related intangibles and $6,000 in marketing-related intangibles, which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $112,271 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Financial Services segment in the amount of $6,151, to the Consumer and Healthcare segment in the amount of $88,793 and to the High Tech and Manufacturing segment in the amount of $17,327. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with those of the Company.

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

4. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2024	Nine months ended September 30, 2025
Opening balance as of January 1	$18,278	$12,094
Additions (net), charged to income statement	7,582	17,234
Deductions/effect of exchange rate fluctuations	(13,766)	(4,087)
Closing balance	$12,094	$25,241

Accounts receivable were $1,210,700 and $1,306,179, and allowances for credit losses were $12,094 and $25,241, resulting in net accounts receivable balances of $1,198,606 and $1,280,938 as of December 31, 2024 and September 30, 2025, respectively.

In addition, deferred billings were $130,253 and $199,818 and allowances for credit losses on deferred billings were $7,320 and $8,294, resulting in net deferred billings balances of $122,933 and $191,524 as of December 31, 2024 and September 30, 2025, respectively.

During the three months ended September 30, 2024 and 2025, the Company recorded a charge of $928 and $433, respectively, and for the nine months ended September 30, 2024 and 2025, a charge of $5,344 and $974, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheets as of December 31, 2024 and September 30, 2025.

The Company has a revolving accounts receivable-based facility of $60,000 as of December 31, 2024 and September 30, 2025 permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the year ended December 31, 2024 and the nine months ended September 30, 2025 was $55,870 and $59,952, respectively. The principal amount outstanding against this facility as of December 31, 2024 and September 30, 2025 was $26,583 and $54,274, respectively. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2024 and 2025 was $589 and $498, respectively, and $2,015 and $1,579, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses ( Continued)

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $270,211 during the year ended December 31, 2024 and $229,003 during the nine months ended September 30, 2025, which also represents the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2024 and 2025 was $1,395 and $1,557, respectively, and $4,436 and $4,137, respectively. These costs are included under "interest income (expense), net" in the Company’s consolidated statements of income.

5. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2024 and September 30, 2025:

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,001	$—	$22,001	$—
Deferred compensation plan assets (Note a, e)	61,549	—	—	61,549
Total	$83,550	$—	$22,001	$61,549
Liabilities
Derivative instruments (Note b, c)	58,699	—	58,699	—
Deferred compensation plan liability (Note b, f)	60,924	—	—	60,924
Total	$119,623	$—	$58,699	$60,924

	As of September 30, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$13,757	$—	$13,757	$—
Deferred compensation plan assets (Note a, e)	73,279	—	—	73,279
Total	$87,036	$—	$13,757	$73,279
Liabilities
Earn-out consideration (Note b, d)	77,500	—	—	77,500
Derivative instruments (Note b, c)	96,069	—	96,069	—
Deferred compensation plan liability (Note b, f)	72,663	—	—	72,663
Total	$246,232	$—	$96,069	$150,163

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

(d)The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formulas and performance targets specified in the purchase agreement and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2024 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Opening balance	$—	$77,500	$—	$—
Earn-out consideration payable in connection with acquisitions	—	—	—	77,500
Closing balance	$—	$77,500	$—	$77,500

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2024 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Opening balance	$56,992	$68,356	$51,983	$61,549
Additions (net of redemption)	747	834	1,547	3,179
Change in fair value of deferred compensation plan assets (Note a)	3,252	4,089	7,461	8,551
Closing balance	$60,991	$73,279	$60,991	$73,279

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

5. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2024 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Opening balance	$56,311	$67,732	$51,354	$60,924
Additions (net of redemption)	746	834	1,547	3,179
Change in fair value of deferred compensation plan liabilities (Note a)	3,297	4,097	7,453	8,560
Closing balance	$60,354	$72,663	$60,354	$72,663

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,413,000	$2,470,754	$(36,478)	$(64,005)
United States Dollars (sell) Mexican Peso (buy)	71,000	66,000	(8,188)	1,081
United States Dollars (sell) Philippines Peso (buy)	161,400	181,800	(3,274)	(3,941)
Euro (sell) United States Dollars (buy)	219,706	339,202	10,282	(12,963)
Singapore Dollar (buy) United States Dollars (sell)	12,000	12,000	(407)	588
Euro (sell) Romanian Leu (buy)	67,144	28,166	(156)	240
Japanese Yen (sell) Chinese Renminbi (buy)	34,507	45,570	3,402	981
United States Dollars (sell) Chinese Renminbi (buy)	46,800	79,500	(1,883)	(947)
Pound Sterling (sell) United States Dollars (buy)	15,507	71,191	463	(198)
United States Dollars (sell) Hungarian Font (buy)	21,000	41,250	(1,611)	2,630
Australian Dollars (sell) Indian Rupees (buy)	109,490	145,431	3,556	(5,212)
United States Dollars (sell) Polish Zloty (buy)	39,000	21,000	(1,190)	2,199
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	366	221
Israeli Shekel (buy) United States Dollars (sell)	20,000	30,000	454	2,690
South African Rand (sell) United States Dollars (buy)	32,000	22,000	1,725	(1,633)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	(314)	760
United States Dollars (sell) Costa Rica Colon (buy)	13,000	15,000	231	316
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(352)	(168)
United States Dollars (sell) Malaysian Ringgit (buy)	5,000	17,750	(169)	239
Interest rate swaps (floating to fixed)	234,375	225,000	(3,155)	(5,190)
			$(36,698)	$(82,312)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025
Assets
Prepaid expenses and other current assets	$11,855	$6,738	$5,419	$5,160
Other assets	$4,727	$1,859	$—	$—

Liabilities
Accrued expenses and other current liabilities	$24,436	$37,076	$12,990	$20,643
Other liabilities	$21,273	$38,350	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 11 below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2024 and September 30, 2025 was $206 and $85, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 and September 30, 2025 was $351 and $292, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2024			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$11,651	$(3,927)	$7,724	$(9,293)	$3,215	$(6,078)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	2,696	(755)	1,941	(4,202)	1,211	(2,991)
Changes in fair value of effective portion of outstanding derivatives, net	(24,537)	7,895	(16,642)	(61,945)	14,814	(47,131)
Gain (loss) on cash flow hedging derivatives, net	(27,233)	8,650	(18,583)	(57,743)	13,603	(44,140)
Closing balance	$(15,582)	$4,723	$(10,859)	$(67,036)	$16,818	$(50,218)

	Nine months ended September 30,
	2024			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$805	$146	$951	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	9,241	(2,527)	6,714	(10,123)	2,732	(7,391)
Changes in fair value of effective portion of outstanding derivatives, net	(7,146)	2,050	(5,096)	(47,888)	12,741	(35,147)
Gain (loss) on cash flow hedging derivatives, net	(16,387)	4,577	(11,810)	(37,765)	10,009	(27,756)
Closing balance	$(15,582)	$4,723	$(10,859)	$(67,036)	$16,818	$(50,218)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025		2024	2025	2024	2025
Forward foreign exchange contracts	$(22,556)	$(62,013)	$(7,666)	$(45,461)	Revenue	$414	$(613)	$1,326	$231
Interest rate swaps	(1,981)	68	917	(2,427)	Cost of revenue	1,569	(3,052)	5,617	(8,771)
Treasury rate lock	—	—	(397)	—	Selling, general and administrative expenses	214	(430)	1,054	(1,252)
					Interest expense	499	(107)	1,244	(331)
	$(24,537)	$(61,945)	$(7,146)	$(47,888)		$2,696	$(4,202)	$9,241	$(10,123)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three and nine months ended September 30, 2024 and 2025, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2024	2025	2024	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(3,473)	$(21,770)	$(3,908)	$(13,294)
		$(3,473)	$(21,770)	$(3,908)	$(13,294)

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2024	As of September 30, 2025
Advance income and non-income taxes	$69,668	$55,769
Contract asset (Note 19)	32,572	39,184
Prepaid expenses	43,936	55,054
Derivative instruments (Note 6)	17,274	11,898
Employee advances	3,186	3,487
Deposits	3,886	4,153
Advances to suppliers	6,377	2,705
Others	32,994	18,541
Total	$209,893	$190,791

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2024	As of September 30, 2025
Property, plant and equipment, gross*	$787,509	$774,092
Less: Accumulated depreciation and amortization	(579,566)	(593,438)
Property, plant and equipment, net	$207,943	$180,654

*Including capital work in progress

Depreciation expense on property, plant and equipment for the three months ended September 30, 2024 and 2025 was $13,752 and $14,076, respectively, and for the nine months ended September 30, 2024 and 2025 was $40,937 and $41,068, respectively. Computer software amortization for the three months ended September 30, 2024 and 2025 was $490 and $519, respectively, and for the nine months ended September 30, 2024 and 2025 was $1,538 and $1,594, respectively.

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2024 and the nine months ended September 30, 2025:

	For the year ended December 31, 2024	For the nine months ended September 30, 2025
Opening balance	$1,683,782	$1,669,769
Goodwill relating to acquisitions consummated during the period	—	111,925
Impact of measurement period adjustments	—	346
Effect of exchange rate fluctuations	(14,013)	1,760
Closing balance	$1,669,769	$1,783,800

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,674	$592,780	$682,328	$1,683,782
Effect of exchange rate fluctuations	(3,677)	(4,983)	(5,353)	(14,013)
Closing balance	$404,997	$587,797	$676,975	$1,669,769

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Impact of measurement period adjustments	19	274	53	346
Effect of exchange rate fluctuations	909	816	35	1,760
Closing balance	$412,057	$677,406	$694,337	$1,783,800

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

9. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes was $237,125 and $215,825 as of December 31, 2024 and September 30, 2025, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2024			As of September 30, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$468,500	$451,285	$17,215	$514,759	$456,364	$58,395
Marketing-related intangible assets	97,607	93,609	3,998	102,203	98,907	3,296
Technology-related intangible assets	131,853	126,116	5,737	137,161	127,483	9,678
	$697,960	$671,010	$26,950	$754,123	$682,754	$71,369

Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended September 30, 2024 and 2025 were $6,495 and $8,285, respectively, and for the nine months ended September 30, 2024 and 2025 were $19,980 and $16,922, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended September 30, 2024 and 2025 were $534 and $920, respectively, and for the nine months ended September 30, 2024 and 2025 were $1,490 and $2,238, respectively.

10. Short-term borrowings

The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and September 30, 2025, the limits available were $22,421 and $26,785, respectively, of which $8,482 and $8,319, respectively, was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Short-term borrowings (Continued)

b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each wholly owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2024 and September 30, 2025. As of December 31, 2024 and September 30, 2025, a total of $1,532 and $1,257, respectively, was utilized, of which $0 and $0, respectively, constituted funded drawdown and $1,532 and $1,257, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2024 and September 30, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of September 30, 2025, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and September 30, 2025, the amount outstanding under the Company's term loan, net of debt amortization expense of $911 and $665, was $476,089 and $456,460, respectively.

Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of September 30, 2025 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Long-term debt (Continued)

The maturity profile of the term loan outstanding as of September 30, 2025, net of debt amortization expense, is as follows:

Year ended	Amount
2025	$6,544
2026	26,192
2027	423,724
Total	$456,460

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and September 30, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $766 and $316, respectively, was $349,234 and $349,684, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes,” and together with the 2021 Senior Notes, the "Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and September 30, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,883 and $3,226, respectively, was $396,117 and $396,773, respectively, which is payable on June 4, 2029.

The Company pays interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year and (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity dates of April 10, 2026 and June 4, 2029, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2021 Senior Notes, March 10, 2026, and in the case of the 2024 Senior Notes, May 4, 2029, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes is subject to adjustment if the credit rating of the 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2025, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2024	As of September 30, 2025
Credit facility, net of amortization expenses	$476,089	$456,460
1.750% 2021 Senior Notes, net of debt amortization expenses	349,234	349,684
6.000% 2024 Senior Notes, net of debt amortization expenses	396,117	396,773
Total	$1,221,440	$1,202,917
Current portion	26,173	375,871
Non-current portion	1,195,267	827,046
Total	$1,221,440	$1,202,917

12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2024	As of September 30, 2025
Accrued expenses	$199,555	$206,971
Accrued employee cost	328,090	314,687
Statutory liabilities	78,267	79,622
Retirement benefits	2,219	1,823
Compensated absences	28,157	31,729
Derivative instruments (Note 6)	37,426	57,719
Contract liabilities (Note 19)	101,853	125,338
Finance leases liability	8,581	10,124
Earn-out consideration	—	77,500
Deferred compensation plan liability (Note 5)	3,813	3,301
Other liabilities	25,033	36,624
	$812,994	$945,438

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
13. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2024	As of September 30, 2025
Accrued expenses	$60,905	$100,323
Accrued employee cost	2,854	4,341
Retirement benefits	13,843	16,188
Compensated absences	48,527	53,938
Derivative instruments (Note 6)	21,273	38,350
Contract liabilities (Note 19)	50,336	61,168
Finance leases liability	8,811	10,115
Deferred compensation plan liability (Note 5)	57,111	69,362
Others	5,381	6,261
	$269,041	$360,046

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
Net defined benefit plan costs for the three and nine months ended September 30, 2024 and 2025 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Service costs	$4,274	$4,657	$12,891	$14,208
Interest costs	1,994	2,170	6,028	6,523
Amortization of actuarial loss	60	76	182	227
Expected return on plan assets	(1,351)	(1,710)	(4,069)	(5,160)
Net defined benefit plan costs	$4,977	$5,193	$15,032	$15,798

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Employee benefit plans (Continued)
Defined contribution plans
During the three and nine months ended September 30, 2024 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
India	$14,029	$15,623	$40,517	$45,499
U.S.	4,664	4,463	15,815	14,564
U.K.	4,227	5,808	14,246	14,873
China	7,315	7,221	21,625	21,991
Other Regions	4,487	5,746	14,009	15,698
Total	$34,722	$38,861	$106,212	$112,625

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

The liability for the deferred compensation plan was $60,924 and $72,663 as of December 31, 2024 and September 30, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $61,549 and $73,279 as of December 31, 2024 and September 30, 2025, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

14. Employee benefit plans (Continued)
During the three months ended September 30, 2024 and 2025, the change in the fair value of Plan assets was $3,252 and $4,089, respectively, and during the nine months ended September 30, 2024 and 2025, the change in the fair value of Plan assets was $7,461 and $8,551, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended September 30, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $3,297 and $4,097, respectively, and during the nine months ended September 30, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $7,453 and $8,560, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended September 30, 2024 and 2025 were $19,516 and $21,994, respectively, and for the nine months ended September 30, 2024 and 2025 were $46,381 and $63,335, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
No options were granted in the nine months ended September 30, 2024 and September 30, 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
A summary of stock option activity during the nine months ended September 30, 2025 is set out below:

	Nine months ended September 30, 2025
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	5,347,556	$35.31	4.4	—
Granted	—	—	—	—
Forfeited	(53,600)	44.90	—	—
Expired	—	—	—	—
Exercised	(185,920)	36.32	—	1,849
Outstanding as of September 30, 2025	5,108,036	35.17	3.7	41,982
Vested as of September 30, 2025 and expected to vest thereafter (Note a)	5,076,129	35.09	3.7	41,976
Vested and exercisable as of September 30, 2025	4,280,186	33.12	3.3	41,517
Weighted average grant date fair value of grants during the period	—

(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2025, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $2,060, which will be recognized over the weighted average remaining requisite vesting period of 0.9 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)
Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2025 is set out below:

	Nine months ended September 30, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	2,134,269	$36.71
Granted	1,136,637	48.02
Vested (Note a)	(810,027)	37.27
Forfeited	(196,237)	39.32
Outstanding as of September 30, 2025	2,264,642	41.96
Expected to vest (Note b)	2,069,059

(a)810,027 RSUs vested during the nine months ended September 30, 2025, in respect of which 502,558 shares (net of minimum statutory tax withholding) were issued.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

22,551 RSUs vested in the year ended December 31, 2024, in respect of which 13,626 shares were issued during the nine months ended September 30, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

47,193 RSUs vested in the year ended December 31, 2023, in respect of which 46,982 shares were issued during the nine months ended September 30, 2025 after withholding shares to the extent of minimum statutory withholding taxes.

As of September 30, 2025, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $56,833, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

The fair value of each PU granted to employees in the nine months ended September 30, 2024 and September 30, 2025 was estimated on the date of grant using the following valuation assumptions:

	Nine months ended September 30, 2024			Nine months ended September 30, 2025
Dividend yield	1.62%	—	1.81%	1.37%
Expected life (years)	2.38	—	2.80	2.81
Risk-free rate for expected life	3.83%	—	4.37%	3.89%
Volatility for expected life	24.24%	—	26.33%	25.78%

A summary of PU activity during the nine months ended September 30, 2025 is set out below:

	Nine months ended September 30, 2025
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2025	3,257,804	$39.77	6,204,877
Granted	874,139	53.92	2,097,934
Vested (Note a)	(1,154,998)	44.50	(1,154,998)
Forfeited	(290,064)	39.45	(696,154)
Outstanding as of September 30, 2025	2,686,881	42.38	6,451,659
Expected to vest (Note b)	2,755,910

(a)1,154,998 PUs vested during the nine months ended September 30, 2025, in respect of which 738,490 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2025.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

As of September 30, 2025, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $62,212, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

During the nine months ended September 30, 2024 and 2025, 261,281 and 178,811 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the three months ended September 30, 2024 and 2025 was $210 and $227, respectively, and for the nine months ended September 30, 2024 and 2025 was $895 and $720, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

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

During the nine months ended September 30, 2024 and 2025, the Company repurchased 4,720,308 and 3,919,239 of its common shares, respectively, on the open market at a weighted average price of $35.50 and $46.68 per share, respectively, for an aggregate cash amount of $167,562 and $182,944, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2024 and 2025, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $294 and $978, respectively.

$464,061 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2025. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Capital stock (Continued)

Dividend
On February 8, 2024, the Company announced that its Board approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing an annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024, June 26, 2024, and September 25, 2024, the Company paid a dividend of $0.1525 per share, amounting to $27,492, $27,337 and $26,939 in the aggregate, to shareholders of record as of March 11, 2024, June 10, 2024, and September 11, 2024, respectively.

On February 6, 2025, the Company announced that its Board approved an 11% increase in its quarterly cash dividend to $0.17 per share, up from $0.1525 per share in 2024, representing a planned annual dividend of $0.68 per common share, up from $0.61 per share in 2024, payable to holders of the Company’s common shares. On March 26, 2025, June 30, 2025 and September 25, 2025, the Company paid a dividend of $0.17 per share, amounting to $29,784, $29,624 and $29,293 in the aggregate, to shareholders of record as of March 11, 2025, June 18, 2025 and September 11, 2025, respectively.
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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,774,924 and 952,901 for the nine months ended September 30, 2024 and 2025, respectively, and 2,768,762 and 1,121,406 for the three months ended September 30, 2024 and 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Net income	$132,818	$145,831	$371,755	$409,400
Weighted average number of common shares used in computing basic earnings per common share	177,595,400	173,576,957	179,221,213	174,572,169
Dilutive effect of stock-based awards	2,118,823	2,527,620	1,633,469	2,625,187
Weighted average number of common shares used in computing dilutive earnings per common share	179,714,223	176,104,577	180,854,682	177,197,356
Earnings per common share
Basic	$0.75	$0.84	$2.07	$2.35
Diluted	$0.74	$0.83	$2.06	$2.31

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
The Company’s reportable segments are as follows: (i) Financial Services, (ii) Consumer and Healthcare, and (iii) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and G&A expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization of acquired intangible assets, unallocated corporate expenses, foreign exchange gain/(loss), interest income/(expense), restructuring (expense)/income, acquisition related expenses, gains/(loss) from businesses held for sale, including impairment charges, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead, write-downs of property, plant and equipment and right-of-use assets, and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The Company adopted ASU No. 2023-07, "Segment Reporting" (Topic 280), during the year ended December 31, 2024 and has provided the additional segment related information required by ASU 2023-07 for the three and nine months ended September 30, 2025 and for the comparative three and nine months ended September 30, 2024. Accordingly, the Company has identified cost of revenue as the significant segment expense that is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2024 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$331,552	$210,898	$62,383	$58,271
Consumer and Healthcare	426,065	275,753	75,847	74,465
High Tech and Manufacturing	453,332	292,860	79,292	81,180
Net revenues	$1,210,949
Unallocated corporate expenses			955	(955)
Stock-based compensation expense				(19,726)
Amortization of acquired intangible assets				(6,494)
Foreign exchange gains, net				1,133
Interest income (expense), net				(12,387)
Income tax expense				(42,669)
Net income				$132,818
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)

Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$342,793	$215,407	$63,409	$63,977
Consumer and Healthcare	429,805	278,836	78,756	72,213
High Tech and Manufacturing	518,659	327,359	90,123	101,177
Net revenues	$1,291,257
Unallocated corporate expenses			8,460	(8,460)
Stock-based compensation				(22,221)
Amortization of acquired intangible assets				(8,227)
Foreign exchange gains, net				3,678
Interest income (expense), net				(12,785)
Income tax expense				(43,521)
Net income				$145,831
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
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2024 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$957,164	$612,046	$186,749	$158,369
Consumer and Healthcare	1,253,441	813,388	228,066	211,987
High Tech and Manufacturing	1,307,793	848,670	234,304	224,819
Net revenues	$3,518,398
Unallocated corporate expenses			1,921	(1,921)
Stock-based compensation				(47,276)
Amortization of acquired intangible assets				(19,963)
Foreign exchange gains, net				4,424
Interest income (expense), net				(36,167)
Income tax expense				(122,517)
Net income				$371,755
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

18. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,008,630	$636,036	$186,968	$185,626
Consumer and Healthcare	1,278,854	831,281	229,005	218,568
High Tech and Manufacturing	1,473,117	944,567	257,242	271,308
Net revenues	$3,760,601
Unallocated corporate expenses			19,591	(19,591)
Stock-based compensation				(64,055)
Amortization of acquired intangible assets				(16,860)
Foreign exchange gains, net				5,343
Interest income (expense), net				(37,716)
Acquisition-related expenses				(1,310)
Income tax expense				(131,913)
Net income				$409,400
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues
Disaggregation of revenue

Prior to the quarter commencing April 1, 2025, the Company disaggregated its revenue as revenue from either Data-Tech-AI or Digital Operations based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, the Company now also disaggregates its revenue as revenue from Advanced Technology Solutions or Core Business Services.
Data-Tech-AI includes revenues from data and AI, digital technology, advisory, agentic solutions, decision support services, and technology services.
Digital Operations includes revenues from services related to running client operations, as well as certain IT support services for legacy applications, including end-user computing support and infrastructure production support.
In the following table, the Company’s revenue is disaggregated between Data-Tech-AI and Digital Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Data-Tech-AI	$569,420	$622,400	$1,639,298	$1,803,614
Digital Operations	641,529	668,857	1,879,100	1,956,987
Net revenues	$1,210,949	$1,291,257	$3,518,398	$3,760,601

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
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Advanced Technology Solutions	$259,184	$310,986	$748,494	$881,268
Core Business Services	951,765	980,271	2,769,904	2,879,333
Net revenues	$1,210,949	$1,291,257	$3,518,398	$3,760,601

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table shows the details of the Company’s contract balances:

	As of December 31, 2024	As of September 30, 2025
Contract assets (Note a)	$48,980	$67,382
Contract liabilities (Note b)
Deferred transition revenue	$106,769	$115,596
Advance from customers	$45,420	$70,910

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2024 and 2025 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended September 30, 2024 and 2025 that was included in the Company's contract liabilities balance at the beginning of each period was $53,189 and $51,149, respectively, and the amount of revenue recognized during the nine months ended September 30, 2024 and 2025 that was included in the Company's contract liabilities balance at the beginning of the period was $98,750 and $94,555, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2025:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$186,506	$125,338	$46,706	$13,441	$1,021

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2024		2025		2024		2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$40,252	$163,150	$36,486	$171,012	$41,964	$160,579	$41,348	$159,552
Closing balance	40,078	160,362	35,591	168,547	40,078	160,362	35,591	168,547
Amortization	7,604	20,060	6,580	22,428	21,286	57,075	18,549	60,711

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Write-down of property, plant and equipment	$—	$710	$—	$710
Write-down of operating lease right-of-use assets	$—	$7,024	$—	$7,024
Other operating (income) expense	$(22)	$(110)	$(5,561)	$(266)
Other operating (income) expense, net	$(22)	$7,624	$(5,561)	$7,468

21. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Interest income	$10,323	$5,140	$22,718	$15,929
Interest expense	(22,710)	(17,925)	$(58,885)	(53,645)
Interest income (expense), net	$(12,387)	$(12,785)	$(36,167)	$(37,716)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 23.0% for the three months ended September 30, 2025, down from 24.3% for the three months ended September 30, 2024. The decrease in the Company’s ETR in the three months ended September 30, 2025 was primarily driven by the mix of the Company's pre-tax income and the impact of discrete items.

The Company’s ETR was 24.4% for the nine months ended September 30, 2025, down from 24.8% for the nine months ended September 30, 2024. The decrease in the Company’s ETR in the nine months ended September 30, 2025 was primarily driven by the mix of the Company's pre-tax income and the impact of discrete items.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2024 and September 30, 2025, the Company has committed to spend $25,309 and $19,783, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,014 and $9,576 as of December 31, 2024 and September 30, 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $102,153, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA can appeal to the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of September 30, 2025.

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

24. Subsequent events

Dividend

On October 9, 2025, the Company announced that its Board of Directors declared a dividend for the fourth quarter of 2025 of $0.17 per common share, which is payable on December 23, 2025 to shareholders of record as of the close of business on December 9, 2025. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
Factors that may cause actual results to differ from expected results include, among others:
•our ability to anticipate, develop and incorporate advanced technologies, including artificial intelligence (AI) and generative and agentic AI, into our solutions and services as well as our internal operations and to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new solutions and services;
•our ability to develop and successfully execute our business strategies;
•evolving global trade dynamics, including newly imposed or changing tariffs, trade restrictions and other measures introduced by major economies, any of which may disrupt global supply chains, increase operating costs for our clients and delay their business decisions;
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
•geopolitical tensions, including the Russia-Ukraine war and the Middle East conflicts, and actions that may be taken by the U.S. and other countries in response;
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

Broad-based tariffs imposed by the U.S., and threatened or imposed retaliatory measures by other countries, have contributed to increased macroeconomic uncertainty in global markets, which may impact our revenue growth. Extended periods of slower sales cycles could have a material adverse effect on our business, financial position and results of operations.

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

One Big Beautiful Bill Act ("OBBBA")
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA introduced several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates. The legislation did not have a material impact on our income tax expense for the quarter ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.
Overview
We are an agentic and advanced technology solutions company recognized for our deep industry knowledge, process intelligence and last-mile expertise. We have over 147,000 employees serving clients from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2025, we recorded net revenues of $1,291.3 million. $622.4 million of our total net revenues was from Data-Tech-AI and the remaining $668.9 million was from Digital Operations. Net revenues from Advanced Technology Solutions were $311.0 million and net revenues from Core Business Services were $980.3 million.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Due to rounding, the numbers presented in the tables or in the narrative included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2024 and 2025.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2024	2025	2024	2025	2025 vs. 2024	2025 vs. 2024
	(dollars in millions)		(dollars in millions)
Net revenues	$1,210.9	$1,291.3	$3,518.4	$3,760.6	6.6%	6.9%
Cost of revenue	779.5	821.6	2,274.1	2,411.9	5.4%	6.1%
Gross profit	431.4	469.7	1,244.3	1,348.7	8.9%	8.4%
Gross profit margin	35.6%	36.4%	35.4%	35.9%
Operating expenses
Selling, general and administrative expenses	243.3	262.1	718.0	769.6	7.7%	7.2%
Amortization of acquired intangible assets	6.5	8.3	20.0	16.9	27.6%	(15.3)%
Other operating (income) expense, net	0.0	7.6	(5.6)	7.5	NM*	NM*
Income from operations	181.7	191.6	511.9	554.7	5.5%	8.4%
Income from operations as a percentage of net revenues	15.0%	14.8%	14.5%	14.8%
Foreign exchange gains, net	1.1	3.7	4.4	5.3	224.6%	20.8%
Interest income (expense), net	(12.4)	(12.8)	(36.2)	(37.7)	3.2%	4.3%
Other income (expense), net	5.1	6.8	14.1	18.9	33.9%	34.1%
Income before income tax expense	175.5	189.4	494.3	541.3	7.9%	9.5%
Income tax expense	42.7	43.5	122.5	131.9	2.0%	7.7%
Net income	$132.8	$145.8	$371.8	$409.4	9.8%	10.1%
Net income as a percentage of net revenues	11.0%	11.3%	10.6%	10.9%

*Not Meaningful

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net revenues. Our net revenues were $1,291.3 million in the third quarter of 2025, up $80.3 million, or 6.6%, from $1,210.9 million in the third quarter of 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, British pound and Japanese yen against the U.S. dollar, our net revenues grew 6.0% in the third quarter of 2025 compared to the third quarter of 2024 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount increased by 6.8% to approximately 146,800 in the third quarter of 2025 from approximately 137,500 in the third quarter of 2024.
Prior to the quarter commencing April 1, 2025, we disaggregated our revenue as revenue from either Data-Tech-AI or Digital Operations based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from Advanced Technology Solutions or Core Business Services.
Net revenues disaggregated between Data-Tech-AI and Digital Operations were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$569.4	$622.4	9.3%
Digital Operations	641.5	668.9	4.3%
Net revenues	$1,210.9	$1,291.3	6.6%

Net revenues from Data-Tech-AI in the third quarter of 2025 were $622.4 million, up $53.0 million, or 9.3%, from $569.4 million in the third quarter of 2024. This increase was largely driven by increased demand for our data and AI solutions and services as well as technology services in the third quarter of 2025 compared to the third quarter of 2024.

Net revenues from Digital Operations in the third quarter of 2025 were $668.9 million, up $27.3 million, or 4.3%, from $641.5 million in the third quarter of 2024, primarily due to ramp-ups of services from recently signed deals.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Advanced Technology Solutions	$259.2	$311.0	20.0%
Core Business Services	951.8	980.3	3.0%
Net revenues	$1,210.9	$1,291.3	6.6%

Net revenues from Advanced Technology Solutions in the third quarter of 2025 were $311.0 million, up $51.8 million, or 20.0%, from $259.2 million in the third quarter of 2024. This increase was largely driven by increased demand for our data and AI solutions and services in the third quarter of 2025 compared to the third quarter of 2024.

Net revenues from Core Business Services in the third quarter of 2025 were $980.3 million, up $28.5 million, or 3.0%, from $951.8 million in the third quarter of 2024, primarily due to an increase in revenue from Digital Operations and technology services in the third quarter of 2025 compared to the third quarter of 2024.
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues by reportable segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$331.6	$342.8	3.4%
Consumer and Healthcare	426.1	429.8	0.9%
High Tech and Manufacturing	453.3	518.7	14.4%
Net revenues	$1,210.9	$1,291.3	6.6%

Net revenues from our Financial Services and Consumer and Healthcare segments increased by 3.4% and 0.9%, respectively, in the third quarter of 2025 compared to the third quarter of 2024, largely due to an increase in demand for our Advanced Technology Solutions. Net revenues from our High Tech and Manufacturing segment increased by 14.4% in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by ramp-ups of services from recently signed deals and an increase in demand for our Advanced Technology Solutions and technology services.

Cost of revenue. Cost of revenue was $821.6 million in the third quarter of 2025, up $42.1 million, or 5.4%, from $779.5 million in the third quarter of 2024. This increase was primarily due to an increase in our operational headcount to support revenue growth, wage inflation and an increase in costs for resold partnership technologies, partially offset by reduced spending on professional services in the third quarter of 2025 compared to the third quarter of 2024.

Gross margin. Our gross margin increased from 35.6% in the third quarter of 2024 to 36.4% in the third quarter of 2025 primarily due to improved operating leverage.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased from 20.1% in the third quarter of 2024 to 20.3% in the third quarter of 2025. SG&A expenses were $262.1 million in the third quarter of 2025, up $18.8 million, or 7.7%, from $243.3 million in the third quarter of 2024. The increase was primarily due to an increase in our support headcount, wage inflation and increased strategic investments in partnerships, alliances, and other sales and marketing capabilities in the third quarter of 2025 compared to the third quarter of 2024.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $8.3 million in the third quarter of 2025, up $1.8 million, or 27.6%, from $6.5 million in the third quarter of 2024. This increase was primarily driven by the amortization of acquired intangible assets from our recent acquisition of XponentL, partially offset by the completion of useful lives of intangible assets acquired in prior periods. For additional information about the acquisition of XponentL, see Note 3—“Business Acquisitions” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other operating (income) expense, net. Other operating expense (net of income) was $7.6 million in the third quarter of 2025, compared to Other operating income (net of expense) of $0.0 million in the third quarter of 2024. The increase in other operating expense (net of income) was primarily driven by the abandonment of certain leased premises in the third quarter of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues decreased from 15.0% in the third quarter of 2024 to 14.8% in the third quarter of 2025. Income from operations increased by $10.0 million from $181.7 million in the third quarter of 2024 to $191.6 million in the third quarter of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses and other operating expense (income), net in the third quarter of 2025 compared to the third quarter of 2024.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $3.7 million in the third quarter of 2025 compared to a gain of $1.1 million in the third quarter of 2024. The gains in the third quarters of 2025 and 2024 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $12.8 million in the third quarter of 2025, up $0.4 million from $12.4 million in the third quarter of 2024. Our interest income decreased from $10.3 million in the third quarter of 2024 to $5.1 million in the third quarter of 2025, due to lower interest rates and lower cash balances. This was partially offset by a decrease in interest expense largely due to (i) the absence of interest expense on our senior notes issued in 2019, which were repaid in December 2024, and (ii) lower interest expense on our term loan due to a lower SOFR and reduced volume in the third quarter of 2025 compared to the third quarter of 2024. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.6% in the third quarter of 2024 to 4.8% in the third quarter of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $6.8 million in the third quarter of 2025, compared to $5.1 million in the third quarter of 2024, primarily due to a greater gain on the fair value of deferred compensation plan assets in the third quarter of 2025 than in the third quarter of 2024.

Income tax expense. Our income tax expense was $43.5 million in the third quarter of 2025, up from $42.7 million in the third quarter of 2024, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 23.0% in the third quarter of 2025, down from 24.3% in the third quarter of 2024. The decrease in our ETR in the third quarter of 2025 was primarily driven by the mix of our pre-tax income and the impact of discrete items.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 11.3% in the third quarter of 2025, up from 11.0% in the third quarter of 2024.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $15.9 million, from $213.0 million in the third quarter of 2024 to $228.9 million in the third quarter of 2025. Our AOI margin increased from 17.6% in the third quarter of 2024 to 17.7% in the third quarter of 2025, largely driven by higher gross margin, partially offset by higher SG&A expense in the third quarter of 2025 compared to the third quarter of 2024.

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

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2024 and 2025:

	Three months ended September 30,
	2024	2025
	(dollars in millions)
Net income	$132.8	$145.8
Foreign exchange gains, net	(1.1)	(3.7)
Interest (income) expense, net	12.4	12.8
Income tax expense	42.7	43.5
Stock-based compensation expense	19.7	22.2
Amortization of acquired intangible assets	6.5	8.2
Adjusted income from operations	$213.0	$228.9

The following table sets forth our AOI by segment for the three months ended September 30, 2024 and 2025:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$58.3	$64.0	9.8%
Consumer and Healthcare	74.5	72.2	(3.3)%
High Tech and Manufacturing	81.2	101.2	24.6%
Total reportable segment	$214.0	$237.4	11.0%
Unallocated corporate expenses	(1.0)	(8.5)	NM*
Adjusted income from operations	$213.0	$228.9	7.5%
*Not Meaningful

AOI of our Financial Services and High Tech and Manufacturing segments increased by 9.8% and 24.6%, respectively, primarily driven by higher revenues and operating efficiency in the third quarter of 2025 compared to the third quarter of 2024. AOI of our Consumer and Healthcare segment decreased by 3.3%, largely driven by investments in additional resources to drive business growth in the third quarter of 2025 compared to the third quarter of 2024.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses, write-downs of property, plant and equipment and right-of-use assets, and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net revenues. Our net revenues were $3,760.6 million in the nine months ended September 30, 2025, up $242.2 million, or 6.9%, from $3,518.4 million in the nine months ended September 30, 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, British pound, Japanese yen, Australian dollar and Indian rupee against the U.S. dollar, our net revenues grew 6.8% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount increased by 8.7% to approximately 145,500 in the nine months ended September 30, 2025 from approximately 133,900 in the nine months ended September 30, 2024.
Prior to the quarter commencing April 1, 2025, we disaggregated our revenue as revenue from either Data-Tech-AI or Digital Operations based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from Advanced Technology Solutions or Core Business Services.
Net revenues disaggregated between Data-Tech-AI and Digital Operations were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Data-Tech-AI	$1,639.3	$1,803.6	10.0%
Digital Operations	1,879.1	1,957.0	4.1%
Net revenues	$3,518.4	$3,760.6	6.9%

Net revenues from Data-Tech-AI in the nine months ended September 30, 2025 were $1,803.6 million, up $164.3 million, or 10.0%, from $1,639.3 million in the nine months ended September 30, 2024. This increase was largely driven by increased demand for our data and AI solutions and services as well as technology services in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net revenues from Digital Operations in the nine months ended September 30, 2025 were $1,957.0 million, up $77.9 million, or 4.1%, from $1,879.1 million in the nine months ended September 30, 2024, primarily due to ramp-ups of services from recently signed deals.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Advanced Technology Solutions	$748.5	$881.3	17.7%
Core Business Services	2,769.9	2,879.3	4.0%
Net revenues	$3,518.4	$3,760.6	6.9%

2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from Advanced Technology Solutions in the nine months ended September 30, 2025 were $881.3 million, up $132.8 million, or 17.7%, from $748.5 million in the nine months ended September 30, 2024. This increase was largely driven by demand for our data and AI solutions and services in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net revenues from Core Business Services in the nine months ended September 30, 2025 were $2,879.3 million, up $109.4 million, or 4.0%, from $2,769.9 million in the nine months ended September 30, 2024, primarily due to an increase in revenue from Digital Operations and technology services in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net revenues by reportable segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$957.2	$1,008.6	5.4%
Consumer and Healthcare	1,253.4	1,278.9	2.0%
High Tech and Manufacturing	1,307.8	1,473.1	12.6%
Net revenues	$3,518.4	$3,760.6	6.9%

Net revenues from our Financial Services and Consumer and Healthcare segments increased by 5.4% and 2.0%, respectively, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, largely due to an increase in revenue from Advanced Technology Solutions and technology services. Net revenues from our High Tech and Manufacturing segment increased by 12.6% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by ramp-ups of services from recently signed deals and an increase in demand for our Advanced Technology Solutions and technology services.

Cost of revenue. Cost of revenue was $2,411.9 million in the nine months ended September 30, 2025, up $137.8 million, or 6.1%, from $2,274.1 million in the nine months ended September 30, 2024. This increase was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) higher stock-based compensation expense, (iv) increased spending on professional services, and (v) an increase in costs for resold partnership technologies in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Gross margin. Our gross margin increased from 35.4% in the nine months ended September 30, 2024 to 35.9% in the nine months ended September 30, 2025. The increase in gross margin was primarily due to improved operating leverage in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased from 20.4% in the nine months ended September 30, 2024 to 20.5% in the nine months ended September 30, 2025. SG&A expenses were $769.6 million in the nine months ended September 30, 2025, up $51.6 million, or 7.2%, from $718.0 million in the nine months ended September 30, 2024. This increase was primarily driven by (i) higher stock-based compensation expense, (ii) a higher allowance for credit losses, (iii) increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, (iv) increased spending on professional services, and (v) wage inflation in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $16.9 million in the nine months ended September 30, 2025, down $3.1 million, or 15.3%, from $20.0 million in the nine months ended September 30, 2024. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods, partially offset by the amortization of acquired intangible assets from our recent acquisition of XponentL. For additional information, see Note 3—“Business Acquisitions” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Other operating (income) expense, net. Other operating expense (net of income) was $7.5 million in the nine months ended September 30, 2025, compared to other operating income (net of expense) of $5.6 million in the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we recorded a gain upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability, with no corresponding income recorded in the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we recorded a charge related to the abandonment of certain leased premises with no such corresponding charge in the nine months ended September 30, 2024.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 14.5% in the nine months ended September 30, 2024 to 14.7% in the nine months ended September 30, 2025. Income from operations increased by $42.9 million from $511.9 million in the nine months ended September 30, 2024 to $554.7 million in the nine months ended September 30, 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Foreign exchange gains, net. We recorded a net foreign exchange gain of $5.3 million in the nine months ended September 30, 2025, compared to $4.4 million in the nine months ended September 30, 2024. The gain in the nine months ended September 30, 2025 and 2024 was primarily due to the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $37.7 million in the nine months ended September 30, 2025, up $1.5 million from $36.2 million in the nine months ended September 30, 2024. Our interest income decreased from $22.7 million in the nine months ended September 30, 2024 to $15.9 million in the nine months ended September 30, 2025, due to lower interest rates and lower cash balances in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in interest expense was largely due to (i) the absence of interest expense in the nine months ended September 30, 2025 on our senior notes issued in 2019, which were repaid in December 2024, and (ii) lower interest expense on our revolving credit facility and term loan due to a lower SOFR and lower volume, partially offset by incremental interest expense on our senior notes issued in June 2024 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.4% in the nine months ended September 30, 2024 to 4.8% in the nine months ended September 30, 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.

Other income (expense), net. Our other income (net of expense) was $18.9 million in the nine months ended September 30, 2025, compared to $14.1 million in the nine months ended September 30, 2024, primarily due to a $2.4 million gain on a one-time sale of certain IT assets and a greater gain on the fair value of deferred compensation plan assets in the nine months ended September 30, 2025.

Income tax expense. Our income tax expense was $131.9 million in the nine months ended September 30, 2025, up from $122.5 million in the nine months ended September 30, 2024, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 24.4% in the nine months ended September 30, 2025, down from 24.8% in the nine months ended September 30, 2024. The decrease in our ETR in the nine months ended September 30, 2025 was primarily driven by the mix of our pre-tax income and the impact of discrete items.

Net income. As a result of the foregoing factors, net income as a percentage of net revenues was 10.9% in the nine months ended September 30, 2025, up from 10.6% in the nine months ended September 30, 2024.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $62.7 million, from $593.3 million in the nine months ended September 30, 2024 to $655.9 million in the nine months ended September 30, 2025. Our AOI margin increased from 16.9% in the nine months ended September 30, 2024 to 17.4% in the nine months ended September 30, 2025, largely driven by a higher gross margin, partially offset by higher SG&A expense in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
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
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the nine months ended September 30, 2024 and 2025:

	Nine months ended September 30,
	2024	2025
	(dollars in millions)
Net income	$371.8	$409.4
Foreign exchange gains, net	(4.4)	(5.3)
Interest (income) expense, net	36.2	37.7
Income tax expense	122.5	131.9
Stock-based compensation expense	47.3	64.1
Amortization and impairment of acquired intangible assets	20.0	16.9
Acquisition-related expenses	—	1.3
Adjusted income from operations	$593.3	$655.9

The following table sets forth our AOI by segment for the nine months ended September 30, 2024 and 2025:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2024	2025	2025 vs. 2024
	(dollars in millions)
Financial Services	$158.4	$185.6	17.2%
Consumer and Healthcare	212.0	218.6	3.1%
High Tech and Manufacturing	224.8	271.3	20.7%
Total reportable segment	$595.2	$675.5	13.5%
Unallocated corporate expenses	(1.9)	(19.6)	NM*
Adjusted income from operations	$593.3	$655.9	10.6%
*Not Meaningful

AOI of our Financial Services segment and High Tech and Manufacturing segment increased by 17.2% and 20.7%, respectively, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher revenues and operating efficiency. AOI of our Consumer and Healthcare segment increased by 3.1% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher revenues and operating efficiency, partially offset by investments in additional resources to drive business growth.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses, write-downs of property, plant and equipment and right-of-use assets, and over-or-under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2024 and September 30, 2025 is presented below:

	As of December 31, 2024	As of September 30, 2025	Percentage Change Increase/(Decrease)
	(dollars in millions)		2025 vs. 2024
Cash and cash equivalents	$648.2	$740.8	14.3%
Short-term investments	23.4	—	NM*
Current portion of long-term debt	26.2	375.9	NM*
Long-term debt, less current portion	1,195.3	827.0	(30.8)%
Total equity	$2,389.6	$2,544.5	6.5%
*Not Meaningful

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing an annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024, June 26, 2024, and September 25, 2024, we paid a dividend of $0.1525 per share, amounting to $27.5 million, $27.3 million and $26.9 million in the aggregate, to shareholders of record as of March 11, 2024, June 10, 2024, and September 11, 2024, respectively.

On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing a planned annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025, June 30, 2025, and September 25, 2025, we paid a dividend of $0.17 per share, amounting to $29.8 million, $29.6 million and $29.3 million in the aggregate, to shareholders of record as of March 11, 2025, June 18, 2025, and September 11, 2025, respectively.

As of September 30, 2025, the total authorization under our existing share repurchase program was $2,750.0 million, including $500.0 million approved in the first quarter of 2025, of which $464.1 million remained available as of September 30, 2025. Since our share repurchase program was initially authorized in 2015, we have repurchased 68,688,864 of our common shares at a weighted average price of $33.28 per share, for an aggregate purchase price of $2,285.9 million.

During the nine months ended September 30, 2024 and 2025, we repurchased 4,720,308 and 3,919,239 of our common shares, respectively, on the open market at a weighted average price of $35.50 and $46.68 per share, respectively, for an aggregate purchase price of $167.6 million and $182.9 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change
	2024	2025	2025 vs. 2024
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$412.2	$526.2	27.7%
Investing activities	(64.7)	(123.6)	(91.1)%
Financing activities	92.6	(315.6)	(440.9)%
Net increase in cash and cash equivalents	$440.0	$86.9	(80.3)%

Cash flows provided by operating activities. Net cash provided by operating activities was $526.2 million in the nine months ended September 30, 2025 compared to $412.2 million in the nine months ended September 30, 2024. This increase was primarily driven by (i) a $37.6 million increase in net income in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, (ii) a $36.4 million increase in non-cash expense, primarily due to higher stock-based compensation expense, an unrealized (gain)/loss on the revaluation of foreign currency assets/liabilities, a higher allowance for credit losses and the write-down of operating right-of-use assets of abandoned leased premises in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, and (iii) a $40.0 million decrease in operating assets and liabilities primarily driven by lower investment in accounts receivable, higher customer advances, lower employee payments, partially offset by lower service tax refunds in India, higher income tax payments and higher customer-related payments in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

During the quarter ended September 30, 2025, we entered into a contract with a client providing that the client would pay us in 2025 for services to be rendered by us through 2026. As of September 30, 2025, we had received $45.0 million under this arrangement, which contributed to higher cash flows from operating activities for the nine months ended September 30, 2025. Although we may receive additional prepayments during the fourth quarter of 2025, none are guaranteed under the terms of this arrangement.

Cash flows used for investing activities. Our net cash used for investing activities was $123.6 million in the nine months ended September 30, 2025 compared to $64.7 million in the nine months ended September 30, 2024. Net cash used for investing activities increased primarily due to the payment of $80.4 million for business acquisitions, net of cash acquired, and a $1.9 million increase in payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase in net cash used was partially offset by proceeds of $23.4 million from the maturity of term deposits in the nine months ended September 30, 2025, compared to no proceeds from investments in the nine months ended September 30, 2024.

Cash flows used for/provided by financing activities. Our net cash used for financing activities was $315.6 million in the nine months ended September 30, 2025 compared to net cash provided by financing activities of $92.6 million in the nine months ended September 30, 2024. This change was primarily due to (i) higher repayments of borrowings (net of proceeds), amounting to $19.9 million in the nine months ended September 30, 2025 compared to proceeds from borrowings (net of repayments and debt issuance and refinancing costs) of $359.4 million in the nine months ended September 30, 2024, (ii) higher payments for stock repurchased and retired (including related expenses), amounting to $183.0 million in the nine months ended September 30, 2025 compared to $167.7 million in the nine months ended September 30, 2024, (iii) higher payments for the net settlement of stock-based awards, amounting to $31.8 million in the nine months ended September 30, 2025 compared to $21.3 million in the nine months ended September 30, 2024, and (iv) higher dividend payments of $88.7 million in the nine months ended September 30, 2025 compared to $81.8 million in the nine months ended September 30, 2024.

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

The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2025, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

As of December 31, 2024 and September 30, 2025, our outstanding term loan, net of debt amortization expense of $0.9 million and $0.7 million, respectively, was $476.1 million and $456.5 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and September 30, 2025, the limits available under such facilities were $22.4 million and $26.8 million, respectively, of which $8.5 million and $8.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2024 and September 30, 2025, a total of $1.5 million and $1.3 million, respectively, of our revolving credit facility was utilized, of which $0.0 million and $0.0 million, respectively, constituted funded drawdown and $1.5 million and $1.3 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2025, we were party to interest rate swaps covering a total notional amount of $225.0 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and September 30, 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $0.8 million and $0.3 million, respectively, was $349.2 million and $349.7 million, respectively, which is payable on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and September 30, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.9 million and $3.2 million, respectively, was $396.1 million and $396.8 million, respectively, which is payable on June 4, 2029.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2024 and September 30, 2025, we had a revolving accounts receivable-based facility of $60.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2024 and September 30, 2025 was $55.9 million and $60.0 million, respectively. The principal amount outstanding against this facility as of December 31, 2024 and September 30, 2025 was $26.6 million and $54.3 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and nine months ended September 30, 2024 and 2025 was $0.6 million and $0.5 million, respectively, and $2.0 million and $1.6, million respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $270.2 million and $229.0 million during the periods ended December 31, 2024 and September 30, 2025, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2024 and 2025 was $1.4 million and $1.6 million, respectively, and $4.4 million and $4.1 million, respectively.
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
Other Liquidity and Capital Resources Information
As of December 31, 2024 and September 30, 2025, we have purchase commitments, net of capital advances, of $25.3 million and $19.8 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of December 31, 2024 and September 30, 2025, we have operating and finance lease commitments of $276.2 million and $277.5 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental Guarantor Financial Information

As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued both the 2021 Senior Notes and 2024 Senior Notes. As of September 30, 2025, the outstanding balance of the 2021 Senior Notes and the 2024 Senior Notes (collectively, the "Senior Notes") was $349.7 million and $396.8 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Our other subsidiaries do not guarantee the Senior Notes (such other subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2024	Nine months ended September 30, 2025
	(dollars in millions)
Net revenues	$422.4	$300.8
Gross profit	422.4	300.8
Net income	237.1	165.2

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2024	Nine months ended September 30, 2025
	(dollars in millions)
Revenue from services	$422.4	$300.8
Interest income (expense), net	(15.5)	3.0
Other income (expense), net	(4.4)	(8.0)

Summarized Balance Sheets	As of December 31, 2024	As of September 30, 2025
	(dollars in millions)
Assets
Current assets	$1,842.4	$1,872.2
Non-current assets	1,000.5	980.3

Liabilities
Current liabilities	$4,150.1	$4,476.4
Non-current liabilities	1,236.1	868.4

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2024	As of September 30, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$174.7	$157.0
Loans receivable	932.4	1,252.6
Others	589.0	286.5

Non-current assets
Others	$46.2	—

Liabilities
Current liabilities
Loans payable	$3,447.0	$3,012.5
Others	659.9	1,047.4

Non-Current liabilities
Loans payable	$38.0	$38.0

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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2, "Summary of significant accounting policies —(o) Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In March 2021, we executed a treasury rate lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2025 was $0.1 million.

In May 2024, we executed treasury rate lock agreements for $400 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2025 was $0.3 million.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2025	—	—	—	554,044,817
August 1-August 31, 2025	1,574,882	44.44	1,574,882	484,053,647
September 1-September 30, 2025	446,347	44.79	446,347	464,061,367
Total	2,021,229	44.52	2,021,229
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Heather White (Senior Vice President and Chief Legal Officer)	Adoption (August 12, 2025)	Rule 10b5-1 trading arrangement	Sale	Until February 9, 2026, or such earlier date upon which all transactions are completed	Up to 18,285 common shares(1)
Riju Vashisht (Senior Vice President, Chief Growth Officer and Global Business Leader, Enterprise Services and Partnerships & Alliances)	Adoption (September 11, 2025)	Rule 10b5-1 trading arrangement	Sale	Until February 2, 2026, or such earlier date upon which all transactions are completed	Up to 26,749 common shares(1)
Sameer Dewan (Senior Vice President, Global Business Leader, Financial Services)	Adoption (September 15, 2025)	Rule 10b5-1 trading arrangement	Sale	Until February 27, 2026, or such earlier date upon which all transactions are completed	Up to 24,868 common shares(1)
Anil Nanduru (Senior Vice President, Global Business Leader, High Tech & Manufacturing and Consumer & Healthcare)	Adoption (September 15, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 30, 2026, or such earlier date upon which all transactions are completed	Up to 26,773 common shares(1)

(1) Includes shares underlying restricted share unit awards that have not yet vested. The actual number of shares to be sold under this arrangement will be net of the number of shares withheld to satisfy tax withholding obligations upon the vesting of such awards and is not yet determinable.

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
Date: November 7, 2025
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer