Form 10-K
period 2025-12-31
Genpact LTD
filed 2026-02-26
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626
GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $7,632,233,960, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $44.01 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.
As of February 24, 2026, there were 169,863,795 common shares of the registrant outstanding.
Documents incorporated by reference:
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:
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

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under the heading “Summary of Risk Factors” and Item 1A—“Risk Factors” in this Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements relating to:
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
Factors that may cause actual results to differ from expected results include, among others:
•our ability to anticipate, develop and incorporate advanced technologies, including artificial intelligence ("AI") and generative and agentic AI, into our solutions and services as well as our internal operations and to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new solutions and services;
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
•our ability to effectively price our solutions and services and maintain our pricing and employee and asset utilization rates;
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

•claims and lawsuits, including by clients, employees or third parties;
•regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives, particularly in India;
•our dependence on revenues derived from clients in North America and Europe and clients that operate in certain industries;
•geopolitical tensions, including the Russia-Ukraine war and the Middle East conflicts, and actions that may be taken by the United States and other countries in response;
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
 Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and Form 8-K reports to the Securities and Exchange Commission (the "SEC").
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

Risks Related to our Business and Operations

•AI and other advanced technologies are having, and are expected to continue to have, a significant impact on our industry and the markets in which we compete. The development and use of AI and other advanced technologies present competitive, reputational and legal risks, and our use of these technologies may not be successful.
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
•Our partnerships, alliances and other third-party relationships are critical to our growth strategy and expose us to a variety of risks that could have a material adverse effect on our business.
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
•Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and we are or may become subject to government investigations, regulatory examinations and enforcement actions worldwide that could harm our business.
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
•Our business could be materially and adversely affected if we do not protect our intellectual property or if our solutions or services are found to infringe on the intellectual property of others.
•We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
•Armed conflicts, terrorism or other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
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

PART I
Item 1. Business
Genpact is an agentic and advanced technology solutions company recognized for its deep industry knowledge, process intelligence and last mile expertise. With decades of client trust and a strong partner ecosystem, we provide innovative solutions that transform how businesses run. Powered by a team with an active learning mindset and client centricity at its core, we deliver lasting value for the world's leading enterprises.
We have over 146,500 employees and serve clients from more than 35 countries around the world. Our 2025 total net revenues were $5.1 billion.
Genpact was established more than 25 years ago as the global capability center for the General Electric Company (“GE”). Our mandate was to perfect a set of shared business processes using Lean Six Sigma and other rigorous methodologies. The work was highly detailed and operationally complex, establishing Genpact as one of the world’s leading business process experts. This operational discipline, combined with our end-to-end process view, granular data benchmarking capabilities, and operator-led approach has shaped our culture and core competencies in process design, data management, and industry domain knowledge. We believe this foundational process intelligence positions us to deliver differentiated AI and agentic solutions that address the operational complexities and "last mile" execution challenges our clients are facing.
Today, we are embedding AI as a driver of enterprise-wide value – building agentic solutions that act and learn alongside humans with the potential to unlock transformational outcomes for the world’s leading companies. We believe we are well positioned to help clients move from experimentation with AI to agentic operations. We sit at the heart of modern enterprise operations and are known globally for bringing deep domain and process expertise, last mile knowledge, rich operational data, and proprietary advanced technologies to transform business processes and deliver outstanding results for our clients. We support mission critical operations for some of the world’s leading companies and leverage our Advanced Technology Solutions, including Data and AI and Agentic Solutions, to help them reimagine the most critical elements of their AI journey – from reengineering business processes to building data and AI capabilities to leading with agentic collaboration.
We enable AI-led transformation for our clients through our Advanced Technology Solutions and our Core Business Services.
Advanced Technology Solutions
Our Advanced Technology Solutions comprise our capabilities in the areas of Data and AI, Digital Technology, Advisory Services and Agentic Solutions.
Revenues from Advanced Technology Solutions in 2025 were $1.2 billion, representing 23.7% of our 2025 net revenues.
Data and AI
Data and AI includes data and AI strategy, data engineering, data management, and domain-based AI and generative AI solutions and services. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house and third-party AI, generative AI, and machine learning capabilities and proprietary solutions, to create insights, improve decision-making for our clients and address a range of complex industry-wide challenges and opportunities.
Digital Technology
As we develop new advanced technology solutions for our clients, we develop proprietary technology in the process. Additionally, we may partner with many market-leading technology establishments to develop solutions that we can embed into our offerings. The digital technologies comprising our proprietary technology and partner technology aim to improve execution of business processes and enable scalable efficiencies.
Advisory Services
Our Advisory Services are built on our industry intelligence and process expertise and driven by our practitioner's perspective, which is rooted in decades of operational depth across industries. We provide consultative advice to clients through either functional- or industry-specific process design, operating model design, agentic and advanced technology value identification and capture, M&A and change management services.

Agentic Solutions
Our Agentic Solutions combine advanced AI and domain-specific, agent management capabilities, leveraging large language models, small language models, domain-specific context, robotic process automation, and orchestration to deploy agents that can learn, adapt, and make decisions. Built on deep process intelligence and governance frameworks, our agentic solutions redesign end-to-end workflows, enabling AI agents to manage routine or complex processes, while humans focus on higher-value judgment, oversight and responsible AI.
Core Business Services
Our Core Business Services include Decision Support Services, Technology Services and Digital Operations.
Revenues from Core Business Services in 2025 were $3.9 billion, representing 76.3% of our 2025 net revenues.
Decision Support Services
Our Decision Support Services combine models and other analytical techniques to help organizations make better choices. These services are human-led delivery combining large amounts of data, analyzing it, identifying patterns, and presenting actionable insights, often through visualizations or reports to our clients. These services are typically done in support of clients' supply chain, order management and procurement, risk management, and financial planning and analysis functions.
Technology Services
Our Technology Services generally fall into three categories: (i) application management, which includes overseeing software applications throughout their lifecycle, from planning and development to deployment, maintenance, and retirement, ensuring they run securely; (ii) customization, maintenance, and ongoing support of technology platforms that are used by internal business functions (such as Enterprise Resource Planning (ERP) systems); and (iii) services that manage the asset lifecycle for components of clients’ technology stacks.
Digital Operations
Digital Operations refer to our traditional managed service offerings where we leverage technology and deep domain and process expertise to transform and run our clients’ operations with an aim to achieve higher levels of end-to-end performance. These services allow enterprises to be more flexible and focus on high-value work to better compete in their industries. Our Digital Operations solutions also include certain information technology ("IT") support services for legacy applications, including end-user computing support and infrastructure production support.
We introduced the Advanced Technology Solutions and Core Business Services revenue disaggregation in the quarter that began on April 1, 2025. Prior to that, we disaggregated our revenue as revenue from either Data-Tech-AI or Digital Operations.
Data-Tech-AI
Our Data-Tech-AI services focus on designing and building solutions that harness the power of advanced technologies, data and advanced analytics, AI, and cloud-based software-as-a-service ("SaaS") offerings to help transform our clients’ businesses and operations. These services include advisory, implementation and execution work. We provide consultative advice to clients as well as technology engineering support and migration and optimization of our clients’ data and technology enterprise infrastructures. Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.
Data-Tech-AI revenues in 2025 were $2.5 billion, representing 48.1% of our 2025 net revenues.

Digital Operations
Digital Operations are described above under "Core Business Services."
Digital Operations revenues in 2025 were $2.6 billion, representing 51.9% of our 2025 net revenues.
The chart below illustrates how Advanced Technology Solutions, Core Business Services, Data-Tech-AI and Digital Operations intersect.

Industries we serve
We work with clients across our chosen industry verticals, reflecting our deep industry expertise. Our industry verticals, described in more detail below, are grouped within our three reportable segments: (1) Financial Services, (2) Consumer and Healthcare, and (3) High Tech and Manufacturing. Organizing our business by industry verticals allows us to leverage our deep domain knowledge and create, replicate, and standardize innovative solutions for clients in the same industries. Our segments align our products and services with how we manage our business, approach our key markets, and interact with clients through a unified go-to-market approach.
Financial Services
Our Financial Services segment covers the Advanced Technology Solutions and Core Business Services we provide to clients in the banking, capital markets and insurance sectors. Our banking and capital markets clients include retail, investment and commercial banks, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, auto finance providers, clearing and settlement organizations, renewable energy lenders and other financial services companies. Our domain-specific services and solutions for these clients include customer onboarding, customer service, collections, retail and commercial loan operations, payment operations, mortgage origination and servicing, compliance, and wealth management and capital market operations support. We also provide financial crime and risk management services and solutions in areas such as fraud and dispute management, anti-money laundering, transaction monitoring, Know Your Customer, due diligence, and sanctions screening.
Our insurance clients include insurers, brokers, agents, reinsurers and insurtech companies operating across property and casualty, specialty, life, annuity, disability and employee benefits lines of business. Our domain-specific services and solutions for these clients include our proprietary insurance policy suite, underwriting support, new business processing, policy administration, customer service and claims management, as well as data and analytics services such as catastrophe and exposure/risk modeling and actuarial services. We also provide end-to-end third-party administration for property and casualty claims, and technology services specific to insurance, including insurance platform systems integration.
Revenues from our Financial Services segment in 2025 were $1.4 billion, representing 26.7% of our 2025 net revenues.
Consumer and Healthcare

Our Consumer and Healthcare segment covers the Advanced Technology Solutions and Core Business Services we provide to clients in the consumer goods, retail, life sciences and healthcare sectors. Our consumer goods and retail clients include companies in the food and beverage, household goods, consumer health and beauty and apparel industries, as well as grocery chains and general and specialty retailers. The domain-specific services and solutions we provide to these clients include demand generation, sensing and planning, supply chain planning and management, pricing and trade promotion management, deduction recovery management, order management, digital commerce and customer experience.

Our life sciences and healthcare clients include pharmaceutical, medical technology, medical device and biotechnology companies as well as retail pharmacies, distributors, diagnostic labs, and healthcare payers (health insurers) and providers. Our domain-specific services and solutions for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance and regulatory information management. Our services and solutions for healthcare clients include end-to-end claim lifecycle management, from claims processing and adjudication to claims recovery and payment integrity, revenue cycle management, health equity analytics, care services and customer experience.
Revenues from our Consumer and Healthcare segment in 2025 were $1.7 billion, representing 34.0% of our 2025 net revenues.

High Tech and Manufacturing

Our High Tech and Manufacturing segment covers the Advanced Technology Solutions and Core Business Services we provide to clients in the high tech hardware, high tech software and manufacturing sectors. Our clients in the high tech industry include companies in the information and digital technology, software, digital platform, social media, electronics, semiconductor, enterprise technology, media and communications, services and hospitality sectors. The industry-specific services and solutions we provide to these clients include trust and safety, advertising sales support, customer and user experience, customer care support and supply chain management.
Our manufacturing clients include companies in the aerospace, automotive and mobility, chemicals, energy, electric vehicles and batteries, industrial machinery, materials transportation and logistics, oil and gas and utilities sectors. The industry-specific services and solutions we provide to these clients include supply chain management, direct and indirect procurement, logistics, field, aftermarket support and engineering services.
Revenues from our High Tech and Manufacturing segment in 2025 were $2.0 billion, representing 39.3% of our 2025 net revenues.
Enterprise functional services

Our process intelligence, developed over decades running operations for large clients, extends not only to specific industries but also to specific enterprise functional processes. We provide the following enterprise functional services across all of our industry segments:

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

Human resources and people advisory services

Our human resources ("HR") services include change management services, where we partner with clients to drive HR function transformations through an approach that combines strategic communications, leadership enablement and training design services. We also provide HR advisory services, which focus on HR operating model design, technology implementation and M&A people integration services.

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

Global Business Solutions/Global Capability Center services

Our global business solutions ("GBS"), including our global capability center ("GCC") advisory services, help our clients to set up their own GBS and GCC capabilities. These services include strategy and feasibility assessment, location selection, target operating model design, hiring, recruitment and onboarding, transition, change management and service delivery optimization. Our GCC services also include capability building and transition services.
Our clients
Our clients include some of the biggest brands in the world, many of which are leaders in their industries, including approximately one quarter of the Fortune Global 500, as well as smaller, emerging companies that are disrupting their industries.
Our contracts for Digital Operations often take the form of a master services agreement ("MSA"), which is a framework agreement that we then supplement with statements of work ("SOWs") or other service level agreements, such as supplements, work orders, purchase orders or business services agreements. These SOWs and other service level agreements cover in more detail the type of work to be performed and the associated amounts to be billed. For Agentic Solutions, we typically enter into master software-as-a-service agreements with our clients. For other Advanced Technology and Data-Tech-AI services, we typically enter into consulting agreements with our clients. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
Partnerships and alliances
Strategic alliances with companies whose services and solutions complement ours are integral to our growth and innovation strategy. Our partnership strategy is designed to deepen collaboration and drive value in three core categories:
•Enterprise partners: We work closely with leading global technology companies to accelerate our advanced technology solutions. These relationships are increasingly central to our business model, supporting co-innovation and joint go-to-market initiatives.

•Domain partners: We engage with industry- and function-specific partners to deliver differentiated, domain-led solutions. By leveraging our expertise and the specialized capabilities of these partners, we address complex business challenges and seek to create unique value propositions.
•Innovation Accelerator Partners: We also collaborate with start-ups and emerging innovators to enhance our technology and AI capabilities, providing early access to disruptive trends and fostering a culture of continuous innovation.
Our approach prioritizes quality, strategic alignment, and joint value creation. By continually refining our partner ecosystem, we aim to embed advanced technologies in virtually all of our offerings, as we co-develop solutions and deliver greater value to clients across our core markets. This partnership model is a key enabler of our transformation agenda and supports our ambition to be a leader in Agentic and Advanced Technology Solutions.
Our workforce
We are hiring leaders with significant experience in Data and AI, product development, and technology consulting to drive critical initiatives within our Agentic and Advanced Technology Solutions. Over time, we are also incorporating more digital labor into our workforce in the form of AI agents. As of December 31, 2025, we had over 146,500 employees working in more than 35 countries. Our workforce is critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, continuous learning, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent
We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. In 2025, we promoted more than 11,000 of our employees and encouraged employee career growth through internal training, including our Genome learning platform, and professional development programs. We also closely monitor employee retention levels and regularly evaluate our pay-for-performance approach in an effort to retain our top talent.
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

Employee development and engagement
We are committed to the career development of our employees and making them future-ready as we continue to pivot towards Agentic and Advanced Technology Solutions. We strive to engage them with challenging and rewarding career opportunities. Our performance management approach supports our career philosophy by encouraging employees to reflect on their performance, set challenging goals, receive feedback, identify their development needs and find relevant learning and training opportunities. We have also developed a number of leadership development and mentoring programs, including our Global Operations Leadership Development and our Leadership Direct programs for high potential talent and our programs designed to increase gender diversity in our leadership ranks, such as our Pay it Forward and Women’s Leadership initiatives.
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
As Genpact continues to pivot towards Agentic and Advanced Technology Solutions, we are significantly scaling AI talent and reshaping our workforce into two cohorts: AI builders and AI practitioners. AI builders are experts who build AI solutions and includes data scientists, data engineers and technical architects. AI practitioners are domain experts who are trained to use AI in the flow of work for client processes.
In 2025, our employees completed over 12.5 million learning hours, including an increase on time spent in technology and AI skilling by 1.5 times year-over-year. We now have more than 7,000 AI builders and nearly 20,000 AI practitioners, with more than 9,000 external certifications awarded in 2025 through partner training programs, including Databricks, Microsoft, and AWS.

TalentMatch is our talent transformation initiative to match the skills and job aspirations of our employees with existing and future job opportunities at Genpact. By enabling employees to prepare for their future career aspirations by upskilling and reskilling through Genome, TalentMatch has allowed us to identify talent available for redeployment from one part of our business to another as the needs of our clients change. It improves our employee utilization globally by providing the right talent at the right time for our client engagements. TalentMatch also gives our employees the opportunity to take their careers in their desired directions, thus increasing employee satisfaction, and bolstering our ability to scale our flexible working model.
Amber, our AI-powered chatbot and employee experience platform, enables transformation of our employee engagement strategy. Amber provides an outlet for unbiased and judgment free conversations, giving employees a space to share honest insights and enabling live predictive people analytics for business and HR leaders.
By engaging with our employees through Amber, we have increased the scope and frequency of employee feedback and our ability to identify trends in employee engagement and satisfaction across the company.
In 2025, we continued to invest in technologies and programs designed to improve employee experience, with a particular focus on employee well-being. These investments included developing and launching a series of AI agents to support employee learning, career development and issue resolution.
Corporate social responsibility
Our approach to corporate social responsibility focuses on two pillars tied to our purpose: Better Access to healthcare, education and opportunities for the communities in which we live and work, and Better Planet, which reflects our aim to inform, educate, and catalyze action on the different facets of the environment and climate change and help make the planet work better for all.
We foster a culture of giving and volunteering, primarily through local community and social initiatives. More than 65,000 of our employees have volunteered their time to support a range of causes, such as mentoring children and young adults, providing meals to food-insecure communities, planting saplings, and engaging in e-waste collection drives.
Additionally, in 2025 more than 3,000 of our employees participated in our payroll-based charitable donation programs, and many of our employee volunteers participated in virtual volunteering initiatives such as creating learning aids for students, awareness posters for non-profits, and completing at-home sustainability challenges to build a better planet.
Sales and marketing
We market our services and solutions to both existing and potential clients through our business development team. Like our clients, members of this team are based around the globe. Our business development team focuses both on supporting our existing client accounts and acquiring new clients.
We have designated lead client partners and global relationship managers for each of our existing client relationships. These business development personnel are supported by industry and capability subject matter experts to ensure our services and solutions best address the needs of our clients. We continuously monitor our client satisfaction levels to ensure that we maintain high service levels using metrics such as the Net Promoter Score.
The length of our selling cycle varies depending on the type of engagement. The sales cycle for our advisory and project work is typically much shorter than the sales cycle for a large business process engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. Our teams seek to understand the needs and priorities of our clients as well as the business outcomes our clients desire, and we leverage our combination of advanced technology skills and industry expertise to create differentiated client solutions. We may expend substantial time and resources in engaging with prospective clients to secure new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”
As our relationship with a client deepens, the time required to win an engagement for additional services generally declines. In addition, during an engagement, as we better understand and experience a client’s business and processes, we are able to identify incremental opportunities to deliver greater value for the client, including by leveraging our expanding portfolio of Agentic and other Advanced Technology Solutions to transform our clients’ operations.
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
Significant new business opportunities are reviewed by business leaders, lead client partners and global relationship managers from the applicable industry along with operations personnel and members of our finance team. If they determine that the new business is aligned with our strategic objectives and a good use of our resources, then our business development team is authorized to pursue the opportunity.
Global delivery
We serve our clients using our global network of more than 100 delivery centers in more than 25 countries. We have delivery centers in Argentina, Australia, Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, South Africa, Thailand, Turkey and the United States. We also have employees in these and additional countries, such as the Czech Republic, Ireland, Singapore and Slovakia, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees. Over time, we are also incorporating more digital labor into our workforce in the form of AI agents.
With this global network, both human and agentic, we are able to manage complex processes around the world. We use different locations for different types of services depending on client needs and the mix of skills and cost of employees at each location.
Our global delivery model gives us:
•multilingual capabilities;
•access to a larger talent pool;
•“near-shoring” as well as off-shoring capabilities to take advantage of time zones; and
•proximity to our clients through a significant onshore presence.

We also regularly look for new places to open delivery centers and offices, both in new countries and in new cities in countries where we already have a presence. Before choosing a new location, we consider several factors, such as the talent pool, infrastructure, government support, operating costs, and client demand.
Service delivery model

We seek to be a seamless extension of our clients’ operations. To that end, we have developed the Genpact Virtual CaptiveSM service delivery model, in which we create a virtual extension of our clients’ teams and environments. Our clients get dedicated support, as well as dedicated infrastructure at our delivery centers. We also train our teams in our clients’ cultures, processes, and business environments.
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
As of December 31, 2025, we had a portfolio of more than 80 patents and pending patent applications globally. Additionally, we have over 200 trademarks registered in various jurisdictions.
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
•companies that are primarily information technology service and transformation services providers with some business process service capabilities; and
•smaller, niche service providers that provide services or products in a specific geographic market, industry or service area, including AI and other advanced technologies.
We may also face losses or potential losses of business when in-house departments of companies use their own resources – often through a global capability center ("GCC") model – rather than engage an outside firm for the types of services and solutions we provide.
Our business model is also subject to competitive forces from the advent of novel technology or applications of these technological capabilities made readily available in open-market environments. The improving capabilities of generative and agentic AI solutions may also lead to increased competition from technology platform or AI-native competitors.
We believe that the principal competitive factors in our industry include:
•deep expertise in industry- and function-specific domains and processes;
•ability to advise clients on how to transform their processes and deliver transformation that drives business value;
•ability to provide innovative services and products, including agentic and other advanced technology solutions;
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
In the EU, the General Data Protection Regulation ("GDPR") went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related obligations for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. The GDPR also prohibits the transfer of personal data from the European Economic Area (“EEA”) to countries outside of the EEA unless an appropriate data transfer mechanism has been put in place. Such mechanisms include adequacy decisions, standard contractual clauses ("SCCs") and binding corporate rules ("BCRs"). Our BCR for data processors was approved in May 2024 and is subject to the oversight of our supervisory authority, the Romanian National Supervisory Authority for Personal Data Processing. Changes to the GDPR, SCCs, adequacy decisions, our BCRs, or changes in oversight or enforcement priorities could create uncertainty around international transfers of data and may require Genpact to modify its approach.
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
In the United States, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Fair

and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the Bank Secrecy Act, the USA PATRIOT Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, executive action and regulation by U.S. agencies such as the Securities and Exchange Commission ("SEC"), the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau and the Department of Justice. Additionally, in the EU and other countries, including Australia, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, regulations addressing organizational resilience. For clients in the EU financial sector, new frameworks such as the Digital Operational Resilience Act (effective 2025) and NIS2 impose heightened information and communications technology risk management and reporting obligations that may increase our compliance obligations and costs.
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
In the United States, we are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, the Department of Justice and the Homeland Security Department’s Bureau of Customs and Border Protection. Other jurisdictions, such as the EU and UK, also maintain similar laws and regulations that apply to some of our operations. Failing to comply with applicable foreign trade restrictions could subject us to civil or criminal actions involving penalties.
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

Information about our executive officers
The following table sets forth information concerning our executive officers as of February 26, 2026:

Name	Age	Position(s)
Balkrishan Kalra	56	President, Chief Executive Officer and Director
Michael Weiner	54	Senior Vice President, Chief Financial Officer
Sameer Dewan	55	Senior Vice President, Global Business Leader, Financial Services
Piyush Mehta	57	Senior Vice President, Chief Human Resources Officer and Country Manager, India
Anil Nanduru	51	Senior Vice President, Global Business Leader, Consumer & Healthcare and High Tech Software
Riju Vashisht	58	Senior Vice President, Chief Growth Officer and Global Business Leader, Enterprise Services and Partnerships & Alliances
Sydney Schaub	45	Senior Vice President, Chief Legal Officer and Corporate Secretary
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
Anil Nanduru has served as our Senior Vice President and Global Business Leader for our High Tech Software business since 2022 and our Consumer and Healthcare business since November 2023. Mr. Nanduru also served as the Global Business Leader for our High Tech Hardware and Manufacturing businesses from 2022 through December 2025. Prior to these roles, Mr. Nanduru served as our Senior Vice President and Chief Commercial Officer. Before serving as our Chief Commercial Officer, he held various roles at Genpact since joining us in 2005.
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
Sydney Schaub has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since December 2025.  Prior to joining Genpact, Ms. Schaub served as Chief Legal Officer at Opendoor Technologies from 2022 to November 2025.  Before that, she was Chief Legal Officer, General Counsel and Corporate Secretary at Gemini, the digital asset exchange, from 2018 to 2022. She was also previously the General Counsel and Corporate Secretary at Rent The Runway and prior to that held various roles as an attorney at Square and Google.

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
AI and other advanced technologies are having, and are expected to continue to have, a significant impact on client preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We are increasingly applying AI and other advanced technologies, including generative AI and autonomous agentic AI, to our services and solutions, to how we deliver services to our clients and to our own internal operations. We are also creating new offerings to implement AI and other advanced technology solutions for our clients. We have made significant investments in our AI and other advanced technology capabilities and will continue to incur significant development and operational costs to support these efforts. There is no assurance that we will realize the anticipated benefits from these investments.
The market for AI and other advanced technology and services is highly competitive and rapidly evolving. We face significant competition from our traditional competitors as well as other third parties, including those that are new to the market or our industry, as well as our own clients, who may develop their own AI-related capabilities. We may be unable to deliver anticipated efficiencies from our AI-enabled solutions and services, and we may be unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, which may harm our client relationships and competitive position. In addition, as these technologies evolve, we expect that some services that we currently perform for our clients will be replaced, in whole or in part, by AI, including generative AI and agentic solutions, or other forms of automation, and clients may not accept new pricing or commercial models reflecting the value of AI-enabled solutions. Each of the foregoing may lead to reduced demand for our services, adversely affect our employee utilization rate or harm our ability to obtain favorable pricing or other terms for our services, any of which could have a material adverse effect on our business, results of operations and financial condition. Leveraging AI and other advanced technology capabilities for our internal functions and operations also presents additional risks, costs, and challenges, including those discussed in these risk factors.
The development, adoption, and use of AI and other advanced technologies continue to rapidly evolve. AI algorithms may be flawed, and datasets may be insufficient or contain biased information, which could result in outputs that are unexpected, of low quality or that implicate intellectual property, privacy, export control or safety risks. Ineffective or inadequate AI development, monitoring or deployment practices by us, our clients, or third parties with whom we do business could result in unintended consequences, such as disclosure of sensitive information, infringement of third-party intellectual property rights, violation of laws related to recruitment and hiring, or other incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability including litigation, and brand or reputational harm. Some AI capabilities present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, financial or legal liability or increased employee attrition.
Additionally, the use of AI and other advanced technology by us or our partners may create new or exacerbate existing cybersecurity vulnerabilities, including vulnerabilities not currently known or novel risk vectors that may not be immediately identifiable. The uncertainty around the safety and security of new and emerging AI applications requires continued significant investment in monitoring, validation and implementation of governance processes and controls across the AI lifecycle, including relating to security, accuracy, bias, and other variables to ensure alignment with industry standards and meet client expectations. These efforts can be complex, resource-intensive, could adversely impact our profitability, may not sufficiently address risks and may cause decreased demand for our services or harm to our business, results of operations, financial condition, or reputation. While we have in place policies and mechanisms designed to ensure that we use AI responsibly, these efforts may be insufficient to identify and mitigate AI-related risks.
AI technology and services require access to high-quality datasets, foundation models, and other AI system components. We currently rely, in part, on third parties to provide these components. In the future, we may face difficulties acquiring the necessary rights from third parties due to market competition and other factors. Failures or discontinuation by cloud/software partners or loss of rights to third-party data needed for our services, including AI solutions, could delay delivery, require costly re-engineering, or limit competitiveness. These challenges could hinder our ability to develop, implement or maintain AI technologies, or may increase the costs of doing so. To overcome this, we may need to invest in alternative strategies, such as forming alliances or developing our own resources.

In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving, uncertain and varies significantly by jurisdiction, including in the areas of intellectual property, cybersecurity, employment, privacy and data protection. Authorities where we operate are applying, or considering applying, laws and regulations related to intellectual property, cybersecurity, export controls, privacy, data security, data protection and employment to AI and automated decision-making, or general legal frameworks on AI, such as the EU AI Act, which entered into force in 2024 and parts of which became applicable in 2025. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI, the eventual scope and extent of which are currently unknown and which may vary or conflict across jurisdictions or between different courts or regulators, may impose significant operational costs requiring us to change our service offerings or business practices, or may limit or prevent our ability to develop, deploy, or use AI technologies in our own operations or our client offerings. Failure to keep pace with this evolving landscape may result in legal liability, increased regulatory scrutiny and oversight, regulatory action, or brand and reputational harm. In addition, the SEC is increasingly focused on AI-related disclosures, in particular how companies disclose their AI usage, business strategy, and risk, and has targeted companies that exaggerated their AI capabilities. If we fail to accurately represent our AI capabilities or if we overstate the benefits of our AI offerings, we could face SEC enforcement actions, securities litigation, reputational harm, or loss of investor confidence.
Our success largely depends on our ability to develop and achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our business strategies.
Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we believe that our strategic plans reflect opportunities that are appropriate and achievable, we may not select the best or most appropriate business strategies and the execution of our strategies may not result in long-term growth in revenue or profitability due to a number of factors, including incorrect assumptions, macroeconomic conditions, competition, changes in the industries in which we operate, suboptimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we have invested and will continue to invest significant time and resources into developing new product, solution or service offerings, including advanced technology solutions, and transforming, adapting and upskilling our workforce, and these undertakings may fail to yield sufficient return to cover our investments in them or may fail to gain traction with clients or compete effectively in the market.
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
Our industry relies on large numbers of skilled employees, and our success and profitability depend on our ability to attract, train and retain a sufficient number of employees with the right mix of skills and experience, including advanced technology skills, to deliver our services and solutions to our clients. High employee attrition is common in our industry. In 2025, our attrition rate for all employees who were employed for a day or more was 24%. We cannot assure you that we will be able to maintain our attrition rate at the 2025 level. If our attrition rate increases beyond this level or rises above our historical average attrition rate for an extended period, our operating efficiency and productivity may decrease.
Competition for highly qualified employees, particularly in India and the United States, remains high and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, as well as our clients' GCCs. In many locations in which we operate, there is a limited pool of employees who have the mix of skills and experience we need to perform services for our clients and, in certain jurisdictions or in key areas such as AI, the number of open positions exceeds the number of qualified candidates to fill them. In addition, changes in immigration laws or policies, or varying applications of immigration laws and policies, could exacerbate competition for skilled labor. We must hire or reskill, retain and motivate appropriate numbers of skilled employees with diverse experience in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand for our services and new technologies, and continuously innovate to grow our business. If we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate quickly enough and fulfill client demand. If our business continues to grow, the number of people we will need to hire may also continue to increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Additionally, if we are unable to offer our employees a value proposition that is competitive and appealing, our employee engagement and retention rate may suffer, which could materially adversely affect our business.
In 2025, we continued to face increased competition for talent with scarce skills and capabilities in advanced technologies, including AI, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to continue to incur increased costs or be unable to fulfill client demand for our services and solutions. Sustained competition for employees, or an increase in competition from the current heightened levels, could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
We face legal, operational, reputational and financial risks from any failure to safeguard our systems and protect client, Genpact or employee data from security incidents or cyberattacks.
In providing our services and solutions to clients, we often collect, process and store proprietary, personally identifying or other sensitive or confidential client and other third-party data. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. We have established security measures and internal controls designed to prevent the inadvertent or intentional exposure or loss of personally identifiable information and other sensitive or confidential data. We regularly assess the adequacy of and make improvements to such security measures and controls. However, if any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established security policies, measures and controls with respect to client, third-party or Genpact protected data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized parties have attempted, and we expect will continue to attempt, to gain access to our systems and facilities, as well as those of our clients and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our clients) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Additionally, our employees and contractors have in the past engaged, and may in the future engage, in fraudulent conduct or other conduct that violates our client contracts or our internal controls or policies, whether intentionally or inadvertently. We have experienced security incidents due to the actions of our employees or contractors, though none of these incidents has had a material impact on our operations or financial results.
The threat of incursions into our information systems and technology infrastructure has increased in recent years as the sophistication of threat actors who have hacked, attacked, held for ransom or otherwise disrupted information systems of other companies and misappropriated or disclosed data has increased. Threat actors are also increasingly focused on gaining access to a target’s systems though supply chain channels and taking advantage of the proliferation of technology platform vulnerabilities disclosed by software companies to exploit the vulnerabilities before patches are applied. Additionally, threat actors are increasingly using AI and generative AI capabilities to enhance their attack techniques, including by creating deepfakes, exploitation code or automated social engineering. We could also be impacted by cyberattacks by nation states or other organizations arising out of geopolitical tensions or conflicts. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees or service providers into providing credentials or other access mechanisms to our or our clients' systems to a hacker. We may be unable to anticipate the techniques used by threat actors to infiltrate our systems and may fail to detect or timely detect when an incursion has occurred or to implement adequate preventative and responsive measures, including in the case of threats that are designed to remain dormant or undetectable until launched against a target.
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

Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar or greater cybersecurity threats, and we must rely on the safeguards adopted by these third parties. We and our clients rely on third-party cloud, software, and open-source components, and vulnerabilities or failures in those supply chains (including “zero-day” exploits) may introduce or amplify risk, trigger client and regulatory claims, and increase remediation costs. If these third parties do not have adequate safeguards or their safeguards fail, it might result in breaches of our systems or applications, unauthorized access to or disclosure of our and our clients’ confidential data or a disruption in our services. In addition, the products, services and software that we use and provide to our clients, or the third-party components of such products, services and software, sometimes contain or introduce cybersecurity threats or vulnerabilities to our and our clients’ information technology networks, intentionally or unintentionally. We are regularly alerted to vulnerabilities in third-party technology components we use in our business that create risks in our environments. We typically are not aware of such vulnerabilities until we receive notice from the third parties who have discovered the exposure, and our responses to such vulnerabilities may not be adequate or prompt enough to prevent their exploitation.
Our clients’ proprietary, sensitive, or confidential information could also be compromised by a cybersecurity attack affecting us, or their systems could be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations and the operations of our clients, suppliers, subcontractors, or other third parties. Incidents of this type have in the past and may in the future require significant management attention and resources and have in the past and may in the future result in the loss of revenues from clients. These incidents could also result in regulatory fines and penalties, financial liability, significant remediation costs, and reputational harm among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operations, or liquidity.
While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents and to recover data compromised in such incidents, such measures cannot guarantee security and may not be successful in preventing security breaches, detecting or effectively responding to such breaches, recovering data compromised or lost, or restoring operations in a timely manner. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced security incidents, including from cyber threat actors, as a result of attack techniques such as phishing, social engineering, vulnerability exploitation and malware. To date such incidents have not had a material impact on our operations or financial results. However, there is no assurance that such impacts will not be material in the future.
Additionally, our hybrid working model, which includes a high number of employees working remotely, has reduced our ability to enforce physical security controls and monitor employee conduct and has increased the risk that our employees will engage in impermissible or careless conduct, which could give rise to reputational harm and legal liability. Our inability to enforce physical security controls and monitor our employees working remotely also increases the risk of security incidents. Virtual hiring and remote work can also increase risks of candidate fraud, moonlighting, training and cultural integration challenges, as well as inadvertent local tax or employment law non-compliance due to unreported employee location changes. Measures we have taken in the remote work environment to implement suitable additional controls and educate our employees on the importance of cybersecurity, data loss prevention and related best practices may not prevent data breaches, the occurrence of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.
Our profitability will suffer if we are not able to price appropriately, effectively utilize new technologies, maintain employee and asset utilization levels and control our costs.
Our profitability is largely a function of how efficiently we utilize our assets and the pricing that we are able to obtain for our solutions and services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services, match our employees' skills with client demand, manage attrition as well as our need to devote time and resources to training, professional development and other typically non-chargeable activities.

The prices we are able to charge for our solutions and services are affected by a number of factors, including our clients’ perceptions of our ability to add value, competition, introduction of new services and technologies (including generative and agentic AI) or products by us or our competitors, our ability to accurately estimate, recognize and sustain revenues from client engagements, margins and cash flows over long contract periods and macroeconomic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may decrease or may not improve. New taxes may also be imposed on our services, such as sales taxes or service taxes, which could affect our competitiveness as well as our profitability. Additionally, we may fail to appropriately estimate our costs in agreeing to provide new or novel services with unique pricing arrangements or service delivery requirements.
Our results of operations could be adversely affected by economic and geopolitical conditions and the effects of these conditions on our and our clients’ businesses and levels of business activity.
Global macroeconomic conditions affect our business, our clients’ businesses and the markets we serve. Volatile, negative or uncertain economic conditions in our significant markets have in the past and could in the future undermine business confidence and cause our clients to reduce, delay or cancel their spending on projects with us, which has negatively affected our business and may continue to do so in the future, including by making it more difficult for us to accurately forecast client demand and effectively build revenue and resource plans. Clients may reduce demand for services suddenly or with limited warning, which may cause us to incur extra costs where we have employed more personnel than client demand supports. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. Changing demand patterns from economic volatility and uncertainty could also have a significant negative impact on our results of operations.
Our business is particularly susceptible to economic and political conditions in the markets where our clients or operations are concentrated. A material portion of our revenues is derived from our clients in North America — in particular the United States — and Europe, and weak or changing demand, or any other adverse economic, political or legal uncertainties or developments, in these markets could have a material adverse effect on our results of operations. The priorities of the current presidential administration, coupled with a consolidation of party control of both chambers of the U.S. Congress, have led to extensive new legislative, executive and regulatory initiatives in the United States and the roll-back of many initiatives of the previous presidential administration. These changes, especially in the areas of trade, tariff policy, taxation, immigration, technology regulation, and international relations, have magnified market uncertainty and volatility, and this volatility may intensify due to the speed, breadth, and evolving nature of the policy changes. These policy shifts impact our business and our clients' businesses in ways that are difficult to predict, may require operational adjustments, and could materially affect demand patterns, cost structures, and competitive dynamics in our or our clients' industries in unpredictable ways.
In addition, broader global geopolitical tensions, including actual or anticipated military or political conflicts (such as the ongoing conflict between Russia and Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and broader instability in the Middle East), and actions that governments take in response, continue to create uncertainty and risks to our and our clients' businesses and have led to shifting global structures, relationships and trade flows. In response to the ongoing conflict between Russia and Ukraine, the United States and other countries in which we operate have imposed broad sanctions and may impose additional sanctions or other restrictive actions against governmental and other entities in Russia. We do not have employees or operations in Russia or Ukraine, but we have operations in surrounding countries, and we have clients that do business in Russia and Ukraine. Such clients may be adversely affected by the ongoing conflict and related sanctions and other governmental actions, which in turn could have an adverse impact on our revenues from such clients. Additionally, given the global nature of our operations and our exposure to clients in Europe and other regions, the broader macroeconomic impact of sanctions imposed on Russia and other macroeconomic impacts of the protracted conflict, including volatility in energy costs in Europe and related economic instability, could have an adverse impact on our business, profitability, results of operations and financial condition. We also have limited employees and operations in Israel, and while we have not experienced any material impacts to our operations in Israel to date, there can be no assurance that our operations there will not be materially adversely affected in the future. The impact of geopolitical conflicts, including those identified above, any further escalation or expansion and the broader geopolitical, economic, and other effects of such conflicts could also heighten the other risks identified in this Annual Report on Form 10-K. Beyond the specific conflicts identified, the growth of nationalism, protectionism, and populist movements has created an environment of increasing uncertainty that could lead to further deglobalization or a slowdown in cross-border commerce. These developments create unpredictability in client spending patterns, particularly among clients in certain sectors, and may reduce demand for cross-border and multinational projects or may reduce client spending on discretionary services or the types of services we provide generally.
Additionally, inflationary pressures in the past few years have adversely affected our profitability and could continue to do so. Any protracted increase in inflation, especially if combined with weakening consumer confidence, would likely adversely impact our clients and could constrain their spending on discretionary projects, potentially affecting demand for our services. Broad-based and sustained inflation would also continue to increase the costs of operating our delivery centers. We have not been able to, and may in the future be unable to, fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for periods of time. This has at times resulted in and could continue to result in downward pressure on our gross margins and operating income. Further, our clients may choose to reduce their business with us or cancel, defer or delay projects if we increase our pricing. If we are unable to successfully adjust pricing, reduce costs or implement other countermeasures, our profitability could be materially adversely affected.
A substantial portion of our assets, employees and operations is located in India and we are subject to regulatory, economic, social and political uncertainties in India.
We are subject to several risks associated with having a substantial portion of our assets, employees and operations located in India. The business and political environment in India is at times highly unpredictable, and the inherent uncertainty associated with operating in India poses an ongoing risk to our business and operations given the scale of our presence there. Navigating the legal, regulatory and tax regimes in India is also challenging due to a complex, rapidly evolving, and often ambiguous regulatory and legal environment. Inconsistent application of rules by authorities and, at times, inconsistent judicial interpretations of rules, create uncertainty. Compliance requires managing layers of federal and state-specific laws, particularly in the areas of tax and labor law, with high risks of non-compliance due to the complexity of the regulatory and enforcement regime.
Most of our employees are based in India and a majority of our services are performed in India, which makes our business particularly sensitive to general economic conditions and economic and fiscal policy changes in India. Various factors, such as changes in the central or state Indian governments, could trigger changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. Our ability to maintain cost-effective service delivery through our skilled Indian workforce depends heavily on a stable business and regulatory environment, and if the Indian government introduces policies that raise the cost of doing business in India or that are otherwise unfavorable to us, our competitive advantage may be diminished and our business, financial condition and results of operations could be materially adversely impacted.
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
The Indian government has challenged our entitlement to certain benefits we have claimed in the past. During the period from 2017 to 2020, we received benefits totaling $54 million (converted from Indian rupees) from the Director General of Foreign Trade (“DGFT”) of India pursuant to the Services Export from India Scheme (“SEIS"). These benefits were available to us in respect of our export of certain services eligible under the SEIS. However, in 2023 and 2024, the DGFT and Indian customs authorities issued us show cause notices challenging our entitlement to such benefits. We subsequently disputed these notices before the Delhi High Court and obtained interim stays temporarily preventing enforcement of the notices. In the event that it is ultimately determined that we were not eligible for the SEIS benefits we claimed, we could be liable for recovery of the amount received along with penalties and interest, which could be material.
Additionally, we are currently subject to an investigation by the India Enforcement Directorate (“ED”) relating to certain intercompany debt created as part of a 2015 restructuring transaction undertaken by the Company. On February 3, 2026, the ED issued an order relating to this investigation in connection with which a lien was placed on a building owned by us in Gurgaon, India. We are in the process of taking appropriate steps in relation to this order. We have not received any demand from the ED in relation to this matter. If the ED issues a demand and ultimately prevails in this matter, it would likely have a material adverse effect on our results of operations and financial condition.

Changes in our tax rates or tax provisions, adverse tax audits and other proceedings, or changes in tax laws or their interpretation or enforcement could have an adverse effect on our business, results of operations, effective tax rate and financial condition.
We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. We are also subject to ongoing audits, investigations and tax proceedings in various jurisdictions. Our provision for income taxes, actual tax expense and tax liability could be adversely affected by a variety of factors, including lower income before taxes generated in countries with lower tax rates, higher income generated in countries with higher tax rates, changes in tax laws and regulations or in the interpretation or enforcement of such laws and regulations, changes in applicable income tax treaties, changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities, the elimination or expiration of certain tax concessions, exemptions or holidays that had reduced our tax liability, and adverse outcomes of tax examinations or tax-related litigation, including a determination by any tax authority that our transfer prices are not appropriate or that our intercompany transactions should be characterized differently than we have characterized them. Changes in tax laws, treaties or regulations impacting our business, and their interpretation and enforcement, have become more unpredictable in recent years and could result in unexpected and unfavorable outcomes. Any of these factors could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.
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
We are currently subject to several tax audits by the Indian tax authorities (“ITA”) related to intercompany transactions that occurred in 2009 and 2015. In each of 2014, 2019, 2022 and 2023, the ITA issued assessment orders seeking to impose tax on us in relation to such transactions. We have received demands for potential tax claims related to these orders in an aggregate amount of $119 million (converted from Indian rupees and including interest through the date of the orders). We do not believe that any of the transactions giving rise to these demands were subject to tax in India under applicable law. To date, we have received favorable orders from appellate judicial authorities in India relating to $21 million of the $119 million demanded in the assessment orders, and we continue to defend against the remaining $98 million in demands. Additionally, in the first quarter of 2023, the ITA issued an assessment order (the "2023 ITA Order") seeking to impose tax on us of $792 million (converted from Indian rupees and including interest through the date of the order) in relation to a 2015 internal restructuring transaction involving our Indian subsidiaries. In March 2023, the tax appellate authority in India struck down this order, and the ITA then appealed the appellate authority’s ruling to the Delhi High Court. In December 2024, the High Court dismissed the ITA’s appeal, upholding the appellate authority’s ruling in our favor. The ITA has filed to appeal this decision to the Indian Supreme Court.
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
In December 2021, the Organization for Economic Cooperation and Development (the “OECD”) announced a global tax framework referred to as “Pillar Two” to reform international tax rules. As part of the announced framework, the OECD released Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum corporate tax rate of 15% on the income generated in each of the jurisdictions in which they operate. The OECD continues to release additional guidance, and several jurisdictions have implemented legislation related to the Model GloBE Rules for Pillar Two. There is still uncertainty as to how countries will continue to implement the provisions of GloBE. In January 2026, the OECD released a Side-by-Side (SbS) package providing safe harbor relief for multinational groups headquartered in qualifying jurisdictions. The United States is currently the only jurisdiction recognized as having a qualified SbS regime, and the safe harbor is effective for fiscal years beginning on or after January 1, 2026. Accordingly, the SbS package does not currently apply to us. Some of our operations incurred increased tax resulting from GloBE rules in 2025, but the impact of the GLoBE rules to date has not been material. However, there can be no assurance that the impact of the GloBE rules on our effective tax rate will not become material in the future.
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
Our industry is increasingly competitive, highly fragmented and subject to rapid change. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or managed services, offshore business process service providers in low-cost locations like India, in-house global capability centers of existing or potential clients, software services companies that also provide managed services or advanced technology solutions, smaller, niche companies that compete with us in a specific geographic market, industry or service area, emerging advanced technology and AI-native companies, and accounting firms that also provide consulting or other business process services.
Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do, and may expand their service offerings more quickly or at a lower cost and compete more effectively for clients and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. In addition, some of our competitors who do not have global delivery capabilities may expand their delivery centers to the countries in which we are located, which could result in increased competition for employees and could reduce our competitive advantage. Consolidation activity may also result in new competitors with greater scale, a broader footprint or vertical integration that makes them more attractive to clients as a single provider of integrated products and services. In addition, concurrent use by many clients of multiple professional service providers requires us to be continuously competitive on the quality, scope and pricing of our offerings or face a reduction or elimination of our business. Competitors have also in the past and will likely in the future be willing to take on more risk or offer more favorable pricing to enter the market or increase market share, or competitors may offer alternative commercial models that are more favorable to clients than ours. If we are not able to supply clients with services or solutions that they deem superior and successfully apply our business models with market-level pricing, we may lose business to competitors and face downward pressure on gross margins and profitability. Any inability to compete effectively would materially adversely affect our business, results of operations and financial condition.
Our competitiveness also depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology to serve the evolving needs of our clients. See the Risk Factor titled “Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to or compete in the rapidly evolving technological environment could materially affect our results of operations” for additional information. New services or technologies offered by our competitors, partners or new market participants, including AI-native technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative services, solutions or delivery models, may make our offerings less differentiated or less competitive by comparison, which may adversely affect our results of operations. Certain technology companies, including some of our partners, are increasingly able to offer services related to their AI, software, platform, cloud migration and other solutions, or are developing AI, software, platform, cloud migration and other solutions that require integration services to a lesser extent or replace them in their entirety. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
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
Additionally, the Government of India implemented labor law reforms effective November 21, 2025, including the Code on Social Security, 2020, which we expect to modestly increase our defined benefit costs prospectively. Certain aspects of the Labor Code rely on the issuance of rules and regulations. Additionally, the Government of India is in the process of clarifying certain aspects of the Labor Code. The issuance of rules and regulations as well as the outcome of these clarifications could increase new employment obligations, create operational and administrative burdens, trigger higher compliance penalties, and enforcement uncertainties during the transition period, which may result in increased costs in 2026 and future years due to expanded social security and employment coverage. Any of the foregoing could adversely affect our profitability, results of operations and financial condition.
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
Our Advanced Technology Solutions can include a high number of short-cycle engagements. These shorter cycle engagements are more susceptible than longer-term engagements to changing client preferences and economic pressures that can cause delays or reductions in client purchasing decisions. When an increased share of our revenues is derived from these engagements, business forecasting becomes more complex given the more discretionary and non-recurring nature of these services compared to our traditional managed services. Our contracts for consulting and other short-cycle engagements typically permit our clients to terminate the agreement with less notice than is required under our longer-term contracts for Digital Operations and without paying termination fees. Our failure to continue to effectively manage, develop and sell these shorter-cycle engagements, as well as our inability to accurately forecast revenues from these engagements (as has occurred in the past), could adversely affect our business, growth strategy and results of operations.
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
Our partnerships, alliances and other third-party relationships are critical to our growth strategy and expose us to a variety of risks that could have a material adverse effect on our business.
We are increasingly investing in our strategic partnership and alliances and are focused on these critical relationships as a source of growth. Our partnerships and alliances and our relationships with a variety of third parties, including suppliers, contractors and others, expose us to a variety of risks that could have a material adverse effect on our business, and we may not be successful in mitigating such risks. Our operations depend on our ability to anticipate and quickly address our and our clients' needs for products and services, as well as our suppliers’ ability to deliver the required products and services at reasonable prices and in time for us to meet our own client commitments. In addition, we must adequately address quality issues associated with our solutions and services, including with respect to any third-party components. Any performance failure on the part of our partners or the third parties with whom we do business, or the discontinuance by such third parties or partners of products or services that we have relied on them to provide, could delay our performance or require us to engage alternative third parties to provide the required solutions or services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability. Additionally, our partners, third-party suppliers and contractors and other third parties with whom we do business may not be able to comply with current good business practices or applicable laws or regulatory requirements. Our failure, or the failure of such third parties, to comply with applicable laws and regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties and criminal prosecutions, any of which could significantly and adversely affect our business.
We may have limited control over the time and effort our partners and third parties with whom we do business dedicate to their arrangements with us. Our ability to generate revenue from these arrangements will depend on our partners’ or other third parties’ desire and ability to successfully perform the functions assigned to them in these arrangements. Further, certain of our suppliers, partners and other contractors may decide to discontinue conducting business with us.
The successful execution of our growth strategy also depends on our ability to effectively manage and develop our strategic partnerships and alliances. We may not be successful in maintaining or growing our existing alliances with partners whose capabilities complement our own, and our partners may have strategic priorities and objectives that differ from or conflict with our interests. In addition, certain of our partners may also be our clients or suppliers, which may create conflicts of interest. Any failure to successfully manage these relationships, or any misalignment of priorities with our partners, could adversely affect our business, results of operations and financial condition.
Additionally, our partners could decide to establish preferred or exclusive arrangements with our competitors, which could limit our access to key technologies, reduce our competitive position in the market and adversely affect our ability to deliver solutions to our clients. We may not be able to prevent or mitigate the effects of such competitive dynamics.
Our ability to remain competitive depends in part on our success in identifying and forming partnerships with providers of new and emerging technologies. We may fail to anticipate technological shifts or to establish meaningful alliances with emerging technology providers early enough in their life cycles to gain a competitive advantage. Furthermore, we may not develop a sufficient number of personnel with the skills and certifications necessary to deliver services related to new technologies offered by our partners. Any such failures could limit our ability to offer innovative solutions to our clients and could materially adversely affect our competitive position and business.
Our alliance partners may be adversely affected by global events, macroeconomic changes, geopolitical instability or other factors beyond our or their control, which could impair their operations and their ability to perform under their arrangements with us. Rapid changes in demand could also affect our partners’ ability to deliver the required products or services to us within expected timeframes or at anticipated prices or could lead to reduced demand for our related solutions and services.
In addition, we are a party to license agreements with third parties and expect to enter into additional licenses in the future. Our existing licenses impose, and we expect that future licenses will impose, various obligations and restrictions on us. If we fail to comply with these obligations and restrictions, the licensors may have the right to terminate the licenses, in which event we might not be able to market any product or service that is covered by these agreements, which could materially adversely affect our business. Termination of these license agreements or a reduction in or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or cause us to lose rights in important intellectual property or technology.
Any of the foregoing may prevent us from working with our partners or third parties with whom we do business and could subject us to losses, affect our ability to bring products, solutions and services to market, impair our competitiveness, cause us to fail to satisfy our client obligations and harm our reputation, which would materially adversely affect our business and results of operations.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We have employees in more than 35 countries and significant operations in more than 25 countries, and these global operations have in the past and could in the future be disrupted by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a high concentration of employees, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
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
We depend in large part on our relationships with clients and our reputation for high-quality solutions and services to generate revenue and secure future engagements. Most of our client contracts contain service level and performance requirements, including requirements relating to the quality of our solutions and services. Failure to consistently meet client requirements, whether due to: (a) natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics, pandemics or other contagious diseases, or other natural or manmade disasters or catastrophic events; (b) breach of or incursion into our computer systems (for example, through a ransomware attack); (c) other systems failure, including due to aged IT systems or infrastructure; or (d) errors made by our employees or intentional misuse of client information or systems by our employees in the course of delivering services to our clients have in the past and could in the future disrupt a client’s business and result in a reduction in our revenues, clients terminating their business relationships with us and/or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements.
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
In the United States, federal and state measures aimed at limiting or restricting, or requiring disclosure of offshore outsourcing have been occasionally proposed and enacted. New U.S. regulations effective as of April 2025 restrict bulk transfers of certain U.S. personal data to designated countries of concern including China, Cuba, Iran, North Korea, Russia, and Venezuela, and the scope of the covered data set and the list of countries of concern could be expanded in the future. In addition, public figures in the United States have from time to time suggested that U.S. businesses be subjected to tax, public disclosure or other adverse consequences for outsourcing, with incentives for returning outsourced operations to the United States. Lawmakers have proposed bills of this type in recent legislative sessions and other specific measures might be proposed. It is not known how they would be implemented and enforced, or whether emerging or enacted tax reform or other near-term Congressional action will affect companies’ outsourcing practices. There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.
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
Legislation enacted in certain European jurisdictions, and any future legislation in Europe, Japan or any other region or country in which we have clients restricting the performance of managed services from an offshore location or imposing burdens on companies that outsource data processing functions, could also have a material adverse effect on our business, results of operations and financial condition. For example, the legal mechanisms for transferring personal data from the EU to other countries continue to evolve in response to legislation, rulemaking, and litigation. The validity of approved mechanisms for personal data transfers outside of the EU may be challenged and require further rulemaking by the applicable legal bodies.
Following the UK's withdrawal from the EU, the UK has continued to develop its own data protection framework. As the UK and EU pursue separate data protection reform agendas, emerging areas of divergence may impose additional expense, administrative burdens, and regulatory complexity for companies operating in the region, including potential enforcement risk associated with transferring personal data from the UK and EU to the U.S., where the applicable transfer mechanisms differ. The EU's adequacy decision in respect of the UK, which facilitates the transfer of personal data from the EU to the UK without additional safeguards, is subject to periodic review and could be suspended or revoked. The UK's exit from the EU and associated ongoing regulatory changes, including in trade relations, could also result in increased costs, delays, and regulatory complexity in our operations in or involving the UK.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and we are or may become subject to government investigations, regulatory examinations and enforcement actions worldwide that could harm our business.
We are subject to numerous, and sometimes conflicting, legal regimes on matters such as anticorruption, import/export controls, trade restrictions, taxation, immigration (including temporary work authorizations or work permits), internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, AI, wage-and-hour standards, employment and labor relations, and ESG reporting requirements. Our clients’ business operations are also subject to numerous regulations, and our clients may require that we perform our services in compliance with regulations applicable to them or in a manner that will enable them to comply with such regulations. In addition, regulators that oversee our clients' industries may examine our clients' outsourcing arrangements and their third-party service providers, including us, as part of their oversight activities. If such examinations reveal deficiencies in our operations or compliance programs — or if we are unable to satisfy client or regulatory requirements for third-party service providers — we could lose existing engagements, be precluded from bidding on new work in certain regulated industries or jurisdictions, or be subject to regulatory actions that could materially adversely affect our business and results of operations.
The global nature of our operations and the expanding compliance perimeter associated with increased regulatory complexity increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Regulatory proceedings, inquiries and investigations can be disruptive to our operations, may divert significant management attention and resources, and may require us to respond to extensive document requests, implement remedial measures, modify business practices, or undertake changes to our internal controls and compliance programs. Given the complexity and scope of our global operations, we are subject to numerous ongoing regulatory and governmental investigations and examinations across the jurisdictions in which we do business, and at any time we could become subject to additional investigations or enforcement actions. Any such investigation or proceeding, alone or in combination with others across jurisdictions, could have a material adverse effect on our business. Violations of any regulations in the conduct of our business, or adverse outcomes of any such investigations or enforcement actions, could result in significant fines or penalties, criminal sanctions against us and/or our employees, restrictions or prohibitions on our ability to conduct business or carry on certain activities, breach of contract damages and harm to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition. Such consequences may arise even if we are ultimately not found to have violated applicable law, and the existence of any such inquiry or investigation, regardless of outcome, could damage our relationships with existing clients, impair our ability to win new business, and adversely affect our share price. In addition, our insurance may be inadequate to cover, or we may not have insurance coverage for, costs and damages sustained if we become liable in relation to regulatory enforcement actions. Finally, due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
In the EU, the GDPR imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. EU regulations impose increasing obligations on businesses that collect and process commercial, personal and health data. For example, the EU Data Act effective as of September 12, 2025, requires data holders to provide broader rights for data subjects to access information generated through their use of certain networked devices. The EU’s European Health Data Space Regulation effective as of March 2025 established a comprehensive regulatory regime for sharing health data within and among EU member states. Additionally, governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and South Africa, where we have operations, have implemented or are considering data protection laws. India recently enacted a data protection law, the Digital Personal Data Protection Act (the "DPDP Act"), that will impact how we handle vendor and employee data in India and will require us to develop new controls governing our processing of employee data. Given the size and scope of our operations in India, the costs of compliance with the DPDP Act, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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
In addition, the current U.S. presidential administration has sought, and is expected to continue to seek, to enact changes to numerous areas of law and regulations. Any such changes could significantly impact our business either directly or indirectly through their impact on our clients. Legislative or regulatory changes that could materially impact our business directly include changes to immigration policy, income tax regulations and the federal tax code, and public company reporting requirements. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting US institutions under the new administration remain highly uncertain. Future changes may adversely affect our operating environment and therefore our business, financial condition and results of operations.
Our revenues are highly dependent on clients located in North America and Europe, as well as on clients that operate in certain industries.
In 2025, 71% of our revenues were derived from clients based in North America and 22% of our revenues were derived from clients based in Europe. The inflationary economic environment in recent years has adversely affected economic activity in North America and Europe and activity in certain industries in which our clients operate.
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
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”), which is a major undertaking that will replace most of our existing operating and financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The ERP implementation requires the integration of the new ERP with existing information systems and business processes. Our ERP planning and implementation has required and will continue to require, investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new ERP could result in significantly greater capital expenditures and employee time and attention than currently contemplated, and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. Additionally, conversion from our old system to the new ERP may also cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will require new procedures and many new controls over financial reporting. If we are unable to adequately plan, implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal controls over financial reporting. All of the above could result in harm to our reputation or our clients, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition and stock price.
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
Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Indian rupee and the Japanese yen. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Romanian lei, UK pounds sterling, Chinese renminbi, Philippine pesos, Polish zloty, euros, Mexican pesos, Costa Rican colón, Japanese yen, Canadian dollars, Malaysian ringgit, Guatemalan quetzals, Australian dollars, South African rand and Hungarian forint. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”
Our results of operations have been adversely affected and could be further adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if, as has occurred over the past year, the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost-effective manner. In addition, in some countries, such as China, Costa Rica, India, Malaysia, the Philippines and Romania, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which limits our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Foreign exchange gains (losses), net.”
Restrictions on entry or work visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.
A portion of our business depends on the ability of our employees to obtain the necessary visas and work or entry permits to travel to and do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, geopolitical tensions, and political developments, immigration authorities, particularly in the United States, have increased scrutiny in granting, extending, and renewing visas. The current U.S. presidential administration's immigration agenda has created increased uncertainty surrounding U.S. immigration policy. Recent executive orders impose a $100,000 fee on certain new H-1B entries, expand travel restrictions, intensify Department of Labor investigations, and eliminate automatic employment authorization extensions. Our operating subsidiaries in the U.S. use skilled workers holding H-1B and L-1 visas, and it has become more expensive, time-consuming, and legally complex to utilize existing U.S. visa programs. Additional executive or legislative action restricting the use of foreign personnel could materially increase our operating expenses, restrict our access to qualified workers, adversely affect our ability to recruit and retain critical talent, and place us at a competitive disadvantage relative to companies with greater resources. Visa processing delays or further restrictions could also disrupt our ability to staff client engagements, delay key projects, and reduce operational efficiency. Overall, ongoing changes in immigration laws and enforcement priorities have created significant uncertainty that makes workforce planning more difficult and could have a material adverse effect on our business and results of operations.
Local immigration laws may impose additional requirements for obtaining or maintaining entry or work visas, and countries other than the United States may restrict the number of visas or entry permits available. Immigration restrictions targeting specific countries may also limit our employment of international personnel. Any future adverse developments in immigration regulation or enforcement limiting the mobility of our employees could adversely impact our business and results of operations.
We may be unable to service our debt or obtain additional financing on competitive terms or at all.
In December 2022, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $530 million term loan and a $650 million revolving credit facility. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2025, the total amount due under the credit facility net of debt amortization expenses, including the amount utilized under the revolving facility, was $451.2 million. The amended and restated credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.
On March 26, 2021, we issued $350 million aggregate principal amount of 1.75% senior notes (the "2026 Notes") in an underwritten public offering. As of December 31, 2025, the amount outstanding under the 2026 Notes, net of debt amortization expense of $0.2 million, was $349.8 million, which is payable on April 10, 2026 when the notes mature. We are required to pay interest on the 2026 Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity date.
On June 4, 2024, we issued $400 million aggregate principal amount of 6.000% senior notes (the "2029 Notes") in an underwritten public offering. As of December 31, 2025, the amount outstanding under the 2029 Notes, net of debt amortization expense of $3.0 million, was $397.0 million, which is payable on June 4, 2029 when the notes mature. We are required to pay interest on the 2029 Notes semi-annually in arrears on June 4 and December 4 of each year, ending on the maturity date.
On November 18, 2025, we issued $350 million aggregate principal amount of 4.950% senior notes (the “2030 Notes”) in an underwritten public offering. As of December 31, 2025, the amount outstanding under the 2030 Notes, net of debt amortization expense of $4.4 million, was $345.6 million, which is payable on November 18, 2030 when the notes mature. We are required to pay interest on the 2030 Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity date.
We may seek to repay or refinance any series of our outstanding notes at or prior to the scheduled maturity date, as we have done in the past. Any decision to do so will depend on the condition of the capital markets and our financial condition at such time. When we have refinanced certain series of our notes in the past, we have paid higher interest rates on the refinanced notes than the rates we paid on the original notes, which adversely affected our net interest expense. If we refinance any series of outstanding notes in the future, the interest rate we pay on the refinanced notes may again be higher than the rate we currently pay on such notes, which would likely adversely affect our net interest expense. It is also possible that, due to the market conditions or our financial condition at such time, we may not seek to, or may be unable to, refinance any outstanding series of notes when they mature, which could have an adverse impact on our cash flows, working capital or liquidity and in turn have an adverse impact on our financial condition or results of operations.
The 2026 Notes and 2029 Notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited and Genpact UK Finco plc, a wholly-owned subsidiary of the Company (“Genpact UK”). The 2030 Notes were issued by, and are senior unsecured indebtedness of, Genpact UK and Genpact USA, Inc., and are guaranteed on a senior unsecured basis by Genpact Limited and Genpact Luxembourg S.à r.l. The 2026 Notes, 2029 Notes and 2030 Notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2026 Notes, the 2029 Notes and the 2030 Notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the 2026 Notes is subject to adjustment if the credit ratings of the 2026 Notes is downgraded, up to a maximum increase of 2.0%. We may redeem the 2026 Notes, 2029 Notes and 2030 Notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2026 Notes, March 10, 2026, in the case of the 2029 Notes, May 4, 2029, and in the case of the 2030 Notes, October 18, 2030, a specified “make-whole” premium. The 2026 Notes, 2029 Notes and 2030 Notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.
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
Our business could be materially and adversely affected if we do not protect our intellectual property or if our solutions or services are found to infringe on the intellectual property of others.
Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. Our success also depends on our ability to develop and protect intellectual property rights in our AI-enabled solutions, including proprietary AI models, algorithms, and methodologies. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as patent, trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, vendors, clients and potential clients, partners and potential partners, and limit access to and distribution of our proprietary information. We operate across multiple jurisdictions with varying intellectual property frameworks, including evolving AI-specific regulations. While international treaties such as the Berne Convention provide certain baseline protections, the regulatory landscape governing AI and intellectual property is rapidly evolving. The U.S. Patent and Trademark Office and Copyright Office continue issuing guidance on AI-related inventions, and patentability questions involving machine-generated outputs remain unsettled. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.
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
Although we do not believe that our solutions or services infringe the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future. Our use of AI and generative AI technologies may expose us to intellectual property claims related to the data used to train AI models incorporated into our solutions and services. We may face claims that AI models we use were trained on copyrighted materials without authorization, or that outputs from our solutions or services infringe third-party copyrights or other intellectual property rights. The complexity and limited transparency of many AI models may make it difficult to fully understand AI system behavior or anticipate unintended infringement. Our development and deployment of agentic AI systems present novel intellectual property risks. The autonomous nature of these systems may result in outputs or actions that infringe third-party IP rights in ways that are difficult to predict or prevent, and liability frameworks for autonomous AI-generated infringement remain unclear. The costs of defending any infringement claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services.
Additionally, if commercially available AI technologies become unavailable or more costly due to changing law or litigation, or if competitors develop more effective IP strategies for their AI technologies, obtain broader IP protection, or more successfully navigate the evolving IP landscape for AI-generated content, our competitive position may be materially harmed. The costs of developing, implementing, and defending our AI-related intellectual property portfolio may be substantial and may not yield anticipated returns. Any liability arising from unintentional infringement, or the costs of developing an IP strategy that sufficiently addresses the IP-related risks of our advanced technology solutions, could have a material adverse effect on our business, reputation, results of operations and financial condition.
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
Armed conflicts, terrorism or other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. Such events have created volatility and uncertainty in financial markets in the past and could in the future adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. For instance, the Russia-Ukraine war and ongoing conflicts in the Middle East have created volatility and uncertainty in financial markets. These events also pose significant risks to our people and to our delivery centers and operations around the world.
Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. Incidents in and near India, such as continued terrorist activity around the northern border of India, have contributed to an aggravated geopolitical situation in the region, culminating in military escalation in May 2025. In addition, there has been a series of conflicts between India and China along their shared border in recent years. Although both countries have taken actions to control and de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future. Military activity, terrorist attacks and other unrest in the future could adversely impact the Indian economy. Any of the foregoing could also create a perception that investments in companies with Indian operations involve a high degree of risk or that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, and our business continuity planning may not adequately address all potential scenarios arising from such regional instability or conflicts.
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
Under the CIT Act, Bermuda corporate income tax is chargeable with respect to fiscal years beginning on or after January 1, 2025 and applies to Bermuda entities that are part of a multinational group with annual revenue above 750 million euros in at least two of the prior four fiscal years. This corporate income tax currently has no impact on us given that we have no profits in Bermuda and we do not currently expect to have profits in Bermuda in the foreseeable future. However, if we incur tax liability in Bermuda as a result of the CIT Act or in any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

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
As of December 31, 2025, we had $1,781 million of goodwill and $67 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment all acquisition-related goodwill as allocated among our reporting units. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
We may perform quantitative testing where the fair value of the reporting unit is compared with its carrying amount, including goodwill, or perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we choose to perform a qualitative assessment and we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative assessment as well. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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
•terrorist attacks, other acts of violence or war, such as the Russia-Ukraine war and conflicts in the Middle East, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations;
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
In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. Market uncertainty and volatility have been magnified and may continue to intensify due to the statements and actions of the current U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. These market fluctuations may have a material adverse effect on the market price of our common shares.
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
Our cybersecurity incident response process involves a multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders, including if appropriate the audit committee and the board, and keeping them informed and involved as appropriate. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that has had or is reasonably likely to have a material impact on our business or operations, we have experienced incidents that did not have a material impact on our business or operations, and there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative and detective measures. See "Risk Factors" above for more information about the cybersecurity risks we face.
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
Our cybersecurity program is run by our Chief Information Security Officer (CISO), who reports to our Senior Vice President, Information Security, Infrastructure & Logistics and Global Mobility Services, and who receives input and support from our Head of Enterprise Risk Management and our Chief Information and Transformation Officer. Our CISO has extensive experience leading and managing cybersecurity programs and in cybersecurity risk management. Our CISO has served in this position since 2014 and, before Genpact, was previously CISO at another US-listed public company. Our CISO is supported by our information security team, many of whom hold cybersecurity certifications and who collectively possess relevant experience in different areas of cybersecurity, and by our information technology team who operate several critical controls.

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
Item 2.      Properties
We have delivery centers in more than 25 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.
Item 3.      Legal Proceedings
The information set forth in Item 1A—“Risk Factors" above related to the 2023 ITA Order and in subsection (b) to Note 25—“Commitments and contingencies—Contingency” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” is incorporated herein by reference.
Item 4.      Mine Safety Disclosures
Not applicable.

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2026, there were 34 holders of record of our common shares.
The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2021 to December 31, 2025. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. WNS (Holdings) Limited was acquired by Capgemini SE in the fourth quarter of 2025. Accordingly, performance data for WNS (Holdings) Limited is included in the chart and table below through September 30, 2025. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2020 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
01/01/21
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
Genpact
S&P 500 Index
Peer Group

	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22
Genpact	103.80	110.38	115.68	129.52	106.49
S&P 500	106.17	115.25	115.92	128.71	122.79
Peer Group	106.20	114.82	124.25	152.28	132.97

	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23
Genpact	103.96	107.72	114.31	114.40	93.34
S&P 500	103.02	97.99	105.40	113.30	123.20
Peer Group	104.80	96.19	100.13	103.96	108.10

	9/30/23	12/31/23	03/31/24	06/30/24	09/30/24
Genpact	90.27	86.90	82.86	81.32	99.45
S&P 500	119.17	133.10	147.15	153.50	162.50
Peer Group	109.92	124.08	122.69	114.79	133.43

	12/31/24	03/31/25	06/30/25	09/30/25	12/31/25
Genpact	109.30	128.65	112.84	107.82	120.86
S&P 500	166.40	159.29	176.70	191.10	196.20
Peer Group	134.50	119.97	118.22	101.23	112.31
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Dividends
In February 2025, our board of directors approved an 11% increase in our quarterly cash dividend to $0.17 per common share, representing an annual dividend of $0.68 per common share. In 2025, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2026, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1875 per common share, representing a planned annual dividend of $0.75 per common share for 2026. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2025	—	—	—	464,061,368
November 1-November 30, 2025	1,014,511	44.35	1,014,511	419,066,031
December 1-December 31, 2025	1,195,771	45.99	1,195,771	364,076,328
Total	2,210,282	45.24	2,210,282
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
Macroeconomic and business environment
Our results of operations are affected by economic and geopolitical conditions, new and rapidly changing technologies, and shifting levels of business confidence. Since the beginning of 2025, economic uncertainty has increased in several markets globally, driven by shifting trade policy and the prospect of slowing global growth, which has impacted our business and may continue to impact our business in the future.
Broad-based tariffs imposed by the U.S., and threatened or imposed retaliatory measures by other countries, have contributed to increased macroeconomic uncertainty in global markets, which may impact our revenue growth. Extended periods of slower sales cycles could have a material adverse effect on our business, financial position and results of operations.
Geopolitical tensions have also continued to intensify globally. The Russia-Ukraine war and ongoing conflicts in the Middle East are contributing to global market volatility and regional instability. We do not have operations in Russia or Ukraine and have limited operations in Israel or other affected countries. To date, these conflicts have not had a material impact on our business, financial position or operations, but it is difficult to anticipate the future impacts of these conflicts and other geopolitical tensions on our business or our clients’ businesses.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors.”
Overview
We are an agentic and advanced technology solutions company recognized for our deep industry knowledge, process intelligence and last-mile expertise. We have over 146,500 employees serving clients from more than 35 countries.
Our 2025 net revenues were $5.1 billion, an increase of 6.6% year-over-year, or 6.4% on a constant currency1 basis.
Net Revenues
Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients in the years ended December 31, 2024 and 2025:

	Percentage of Total Net Revenues
	Year ended December 31,
	2024	2025
Top five clients	14.1%	15.2%
Top ten clients	22.4%	23.4%
Top fifteen clients	28.8%	29.6%
Top twenty clients	34.2%	34.4%
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
Disaggregation of net revenues.  Prior to the quarter that began on April 1, 2025, we disaggregated our net revenues as either Data-Tech-AI or Digital Operations revenues based on the nature of services rendered. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from Advanced Technology Solutions and Core Business Services.
Expenses.  Personnel expenses are a major component of both our cost of revenue and our selling, general and administrative ("SG&A") expenses. Personnel expenses include salaries and benefits (including stock-based compensation) as well as costs related to recruitment and training. Personnel expenses are allocated between cost of revenue and selling, general and administrative expenses based on the allocation of the employee. Depreciation and amortization expense are allocated between cost of revenue and selling, general and administrative expenses using an appropriate allocation basis.
Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing attrition, internal training to re-skill existing employees, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees. We try to control increases in entry-level wages by implementing innovative recruitment policies, utilizing continuous training techniques, emphasizing promotion opportunities and maintaining an attractive work atmosphere and culture.
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
Selling, general and administrative expenses.  Our SG&A expenses are primarily comprised of personnel expenses for senior management and other support personnel in enabling functions, such as human resources, finance, legal, marketing, sales and sales support, and other non-billable support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes acquisition related costs, legal and professional fees (which represent the costs of third-party legal, tax, accounting and other advisors), strategic investments in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses.
Amortization of acquired intangible assets.   Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.
Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of certain operating losses resulting from the write-down of operating lease right-of-use assets, property, plant and equipment and intangible assets, losses on the sale of assets classified as held for sale, gains on lease terminations, the waiver of a vendor liability and a gain on the redemption of a loan note associated with the sale of a business classified as held for sale.
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
75% of our fiscal 2025 net revenues were earned in U.S. dollars. We also received payments in euros, UK pounds sterling, Australian dollars, Indian rupees and Japanese yen. Our costs are primarily incurred in Indian rupees, as well as U.S. dollars, Romanian leu, UK pounds sterling, Chinese renminbi, Philippine pesos, Polish zloty, euros, Mexican pesos, Costa Rican colón, Japanese yen, Canadian dollars, Malaysian ringgit, Guatemalan quetzals, Australian dollars, South African rand and Hungarian forint and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, between the Australian dollar and the Indian rupee, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the UK pound sterling, Philippine peso, Hungarian forint, Chinese renminbi, Malaysian ringgit, Polish zloty, Costa Rican colón, and the euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
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
Transfer pricing.  We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S., UK, and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.
Other taxes.  We have operating subsidiaries or branches in several countries, including Albania, Argentina, Australia, Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, India, Ireland, Israel, Japan, Kosovo, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, Thailand, Turkey, the United Kingdom, the United States and Vietnam, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.
One of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary is subject to a lower corporate income tax rate of 15% through December 31, 2026, subject to the fulfillment of certain conditions. Our delivery centers are eligible for corporate tax holidays or concessional tax rates in certain other jurisdictions, including Costa Rica, Israel, Malaysia, the Philippines and Poland. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.
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
One Big Beautiful Bill Act ("OBBBA")
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA introduced several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates. The legislation did not have a material impact on our income tax expense for the year ended December 31, 2025.

Certain Acquisitions
From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination thereof as consideration.
On June 5, 2025, we acquired 100% of the outstanding equity interests in XponentL Data, Inc., a Delaware corporation, and certain affiliated entities in Albania, India and Kosovo (collectively referred to as “XponentL”), for total purchase consideration of $160.2 million. This amount represents cash consideration of $82.7 million (including $2.3 million of cash acquired) and earn-out consideration of $77.5 million payable by us in March 2026 to the sellers of XponentL. This acquisition brings differentiated domain-led data strategy, design, and engineering capabilities, deep industry experience, and strategic partnerships. This acquisition builds on Genpact's pivot to data, AI, and other advanced technologies, enhancing Genpact's ability to help clients across the lifecycle of AI transformation, from strategy through implementation. Goodwill arising from the acquisition amounting to $112.3 million has been allocated among our three reporting units as follows: to the Financial Services segment in the amount of $6.2 million, to the Consumer and Healthcare segment in the amount of $88.8 million and to the High Tech and Manufacturing segment in the amount of $17.3 million, using a relative fair value allocation method. Goodwill arising from this acquisition is not deductible for income tax purposes and represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.
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
New bookings in 2025 and 2024 were $5.5 billion and $5.7 billion, respectively.
New bookings can vary significantly year to year depending in part on the timing of signing of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of client spending may impact the conversion of new bookings to revenues. For example, bookings for our Digital Operations services and Core Business Services, which are typically provided under multi-year contracts, generally convert to revenue over a longer period of time than do bookings for our Data-Tech-AI services and Advanced Technology Solutions, which often include shorter cycle, project-based work.
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
Goodwill and other intangible assets.  Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill for impairment as of December 31 every year. We may perform quantitative testing where the fair value of the reporting unit is compared with its carrying amount, including goodwill, or choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on the results of the qualitative assessment, we perform the quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
For the years ended December 31, 2023 and 2024, we relied on a qualitative assessment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. For the year ended December 31, 2025, we performed a quantitative assessment of impairment of goodwill as of December 31, 2025 for all reporting units to enhance the robustness of the testing process and to establish updated fair value baselines. The fair value of each reporting unit was determined using an income approach (discounted cash flow method). This valuation required us to make significant estimates regarding future cash flows, including projections of revenue growth, operating margins, and the selection of appropriate market-participant discount rates and terminal growth rates.
For the years ended December 31, 2023 and 2024, our qualitative assessments showed that it was more likely than not that the fair value of our reporting units exceeded their carrying amounts and concluded that no impairment existed as of December 31, 2023 and 2024. Based on the results of the quantitative assessment for the year ended December 31, 2025, the fair value of each reporting unit was found to be substantially in excess of its carrying value and we concluded that no impairment existed as of December 31, 2025.
We capitalize certain software and technology-related development costs incurred in connection with developing or obtaining software or technology for sale or lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) the external direct costs of materials and services utilized in developing or obtaining software and technology, (ii) compensation and related benefits for employees who are directly associated with the project, and (iii) interest costs incurred while developing or obtaining software or technology for sale or lease to customers.

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
We generally plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries, except for those earnings that can be repatriated in a tax-efficient manner. As a result, we recognize tax that would be incurred on undistributed earnings not subject to indefinite reinvestment.
Due to rounding, the numbers presented in the tables included in this Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table sets forth certain data from our consolidated statements of income for the years ended December 31, 2024 and 2025:

	Year ended December 31,		Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
Net revenues	$4,767.1	$5,079.9	6.6%
Cost of revenue	3,077.1	3,248.9	5.6%
Gross profit	$1,690.1	$1,831.0	8.3%
Gross margin	35.5%	36.0%
Operating expenses
Selling, general and administrative expenses	967.1	1,046.7	8.2%
Amortization of acquired intangible assets	26.5	24.3	(8.2)%
Other operating (income) expense, net	(5.6)	9.8	NM*
Income from operations	$702.1	$750.2	6.9%
Income from operations as a percentage of net revenues	14.7%	14.8%
Foreign exchange gains, net	2.9	7.4	151.6%
Interest income (expense), net	(47.2)	(49.6)	5.0%
Other income (expense), net	19.0	22.1	16.3%
Income before income tax expense	$676.8	$730.1	7.9%
Income tax expense	163.2	177.7	8.9%
Net income	$513.7	$552.5	7.6%
Net income as a percentage of net revenues	10.8%	10.9%

*Not Meaningful

Fiscal Year Ended December 31, 2025 Compared to the Fiscal Year Ended December 31, 2024
Net revenues.    Our net revenues were $5,079.9 million in 2025, up $312.7 million, or 6.6%, from $4,767.1 million in 2024.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro and UK pound sterling against the U.S. dollar, our net revenues grew 6.4% in 2025 compared to 2024 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased to approximately 146,000 in 2025 from approximately 135,400 in 2024.
Prior to the quarter that began on April 1, 2025, we disaggregated our revenue as revenue from either Data-Tech-AI or Digital Operations based on the nature of the solutions and services provided. Beginning with the second quarter ended June 30, 2025, we now also disaggregate our revenue as revenue from either Advanced Technology Solutions or Core Business Services.
Net revenues disaggregated between Data-Tech-AI and Digital Operations were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
	(dollars in millions)
Data-Tech-AI services	$2,233.9	$2,442.4	9.3%
Digital Operations services	2,533.3	2,637.5	4.1%
Total net revenues	$4,767.1	$5,079.9	6.6%

Net revenues from Data-Tech-AI services in 2025 were $2,442.4 million, up $208.5 million, or 9.3%, from $2,233.9 million in 2024. This increase was driven by increased demand for our data and AI solutions and services as well as technology services in 2025 compared to 2024.
Net revenues from Digital Operations services in 2025 were $2,637.5 million, up $104.2 million, or 4.1%, from $2,533.3 million in 2024, primarily driven by ramp-ups of services from recently signed deals.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
	(dollars in millions)
Advanced Technology Solutions	$1,029.1	$1,204.1	17.0%
Core Business Services	3,738.0	3,875.8	3.7%
Total net revenues	$4,767.1	$5,079.9	6.6%
Net revenues from Advanced Technology Solutions in 2025 were $1,204.1 million, up $175.0 million, or 17.0%, from $1,029.1 million in 2024. This increase was largely driven by increased demand for our data and AI solutions and services in 2025 compared to 2024.

Net revenues from Core Business Services in 2025 were $3,875.8 million, up $137.8 million, or 3.7%, from $3,738.0 million in 2024, primarily due to an increase in revenue from Digital Operations and technology services in 2025 compared to 2024.
2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues by segment were as follows:

	Year ended December 31,		Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
	(dollars in millions)
Financial Services	$1,288.9	$1,356.8	5.3%
Consumer and Healthcare	1,692.7	1,724.7	1.9%
High Tech and Manufacturing	1,785.6	1,998.4	11.9%
Net revenues	4,767.1	5,079.9	6.6%
Net revenues from our Financial Services and Consumer and Healthcare segments increased by 5.3% and 1.9%, respectively, in 2025 compared to 2024, primarily driven by an increase in revenue from Advanced Technology Solutions and technology services. Net revenues from our High Tech and Manufacturing segment increased by 11.9% in 2025 compared to 2024, primarily driven by an increase in ramp-ups of services from recently signed deals and an increase in demand for our Advanced Technology Solutions and technology services. For additional information, see Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Cost of revenue.  Cost of revenue was $3,248.9 million in 2025, up $171.8 million, or 5.6%, from $3,077.1 million in 2024. The increase in our cost of revenue in 2025 compared to 2024 was primarily due to (i) an increase in our operational headcount to support revenue growth, (ii) wage inflation, (iii) an increase in costs for resold partnership technologies, (iv) higher stock-based compensation expense, and (v) increased spending on professional services. This increase was partially offset by lower communication and travel-related expenses in 2025 compared to 2024.
Gross margin. Our gross margin increased from 35.5% in 2024 to 36.0% in 2025 primarily due to improved operating leverage in 2025 compared to 2024.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of total net revenues were 20.6% in 2025 and 20.3% 2024. SG&A expenses were $1,046.7 million in 2025, up $79.6 million, or 8.2%, from $967.1 million in 2024. The increase in SG&A expenses was primarily due to (i) increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, (ii) higher stock-based compensation expense, (iii) a higher allowance for credit losses, and (iv) wage inflation in 2025 compared to 2024.
Amortization of acquired intangible assets.   Amortization of acquired intangible assets was $24.3 million in 2025, down $2.2 million, or 8.2%, from $26.5 million in 2024. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by the amortization of acquired intangible assets from our recent acquisition of XponentL. For additional information, see Note 3—“Business acquisitions” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Other operating (income) expense, net. Other operating expense (net of income) was $9.8 million in 2025, compared to Other operating income (net of expense) of $5.6 million in 2024. During 2025, we recorded a charge of $10.1 million related to the abandonment of certain leased premises no longer in use with no such corresponding charge in 2024. During 2024, we recorded a gain upon the redemption of a loan note associated with the sale of a business previously classified as held for sale and the waiver by a vendor of a liability, with no such corresponding income recorded in 2025.
Income from operations.   As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 14.7% in 2024 to 14.8% in 2025. Income from operations increased by $48.1 million from $702.1 million in 2024 to $750.2 million in 2025, primarily due to a higher gross margin, partially offset by an increase in SG&A expenses and Other operating expense (net of income) in 2025 compared to 2024.
Foreign exchange gains (losses), net.   We recorded a net foreign exchange gain of $7.4 million in 2025, compared to $2.9 million in 2024. The gains in both years resulted primarily from the weakening of the Indian rupee against the U.S. dollar.

Interest income (expense), net.   Our interest expense (net of interest income) was $49.6 million in 2025, up $2.4 million from $47.2 million in 2024, reflecting the net impact of an $8.4 million decrease in interest income in 2025 compared to 2024 and an offsetting $6.0 million decrease in interest expense in 2025 compared to 2024. Our interest income decreased from $32.3 million in 2024 to $23.9 million in 2025 due to lower interest rates and lower cash balances in 2025 compared to 2024. The decrease in interest expense was largely driven by lower interest expense on our term loan due to a lower SOFR and reduced volume in 2025 compared to 2024, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 4.5% in 2024 to 4.7% in 2025.
Other income (expense), net. Our other income (net of expense) was $22.1 million in 2025, compared to $19.0 million in 2024. This change was primarily due to higher gain on the fair value of deferred compensation plan assets in 2025 compared to 2024.
Income tax expense/(benefit). Our income tax expense was $177.7 million in 2025, compared to an income tax expense of $163.2 million in 2024. Our effective tax rate ("ETR") was 24.3% in 2025 and 24.1% in 2024. The increase in our ETR in 2025 was primarily driven by the impact of non-recurring discrete items.
Net income.  As a result of the foregoing factors, net income increased by $38.8 million from $513.7 million in 2024 to $552.5 million in 2025. Net income as a percentage of net revenues was 10.9% in 2025, up from 10.8% in 2024.
Adjusted income from operations. Adjusted income from operations ("AOI") increased by $73.6 million from $813.9 million in 2024 to $887.6 million in 2025. Our AOI margin increased from 17.1% in 2024 to 17.5% in 2025, primarily driven by cost efficiencies and operating leverage in 2025 compared to 2024.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) foreign exchange gains, net, (iv) interest (income) expense, (v) acquisition-related expenses and (vi) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue, excluding revenue from the business classified as held for sale. For additional information, see Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
	(dollars in millions)
Net income	$513.7	$552.5
Foreign exchange gains, net	$(2.9)	$(7.4)
Interest (income) expense, net	$47.2	$49.6
Income tax expense	$163.2	$177.7
Stock-based compensation expense	$66.4	$89.6
Amortization of acquired intangible assets	$26.5	$24.3
Acquisition-related expenses	$—	$1.3
Adjusted income from operations	$813.9	$887.6

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2024 and 2025:

	Year ended December 31,		Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
	(dollars in millions)
Financial Services	$215.9	$244.2	13.1%
Consumer and Healthcare	$293.1	$295.1	0.7%
High Tech and Manufacturing	$319.4	$370.2	15.9%
Total reportable segment	$828.4	$909.5	9.8%
Unallocated corporate expenses	$(14.5)	$(21.9)	NM*
Adjusted income from operations	$813.9	$887.6	9.0%
*Not Meaningful
AOI of our Financial Services segment increased to $244.2 million in 2025 from $215.9 million in 2024, primarily due to higher revenues and improved operating efficiency in 2025 compared to 2024. AOI of our Consumer and Healthcare segment increased to $295.1 million in 2025 from $293.1 million in 2024, largely driven by higher revenues and improved operating efficiency, partially offset by investments in additional resources to drive business growth in 2025 compared to 2024. AOI of our High Tech and Manufacturing segment increased to $370.2 million in 2025 from $319.4 million in 2024, primarily driven by higher revenues and improved operating efficiency in 2025 compared to 2024.
AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses, write-downs of property, plant and equipment and right-of-use assets, and over-or-under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. See Note 23—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
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
Statement of financial position
Key changes in our financial position during 2025
Following are the significant changes in our financial position as of December 31, 2025 compared to December 31, 2024:
•Prepaid expenses, other current assets, contract cost assets and other assets increased by $159.2 million
The increase in prepaid expenses, other current assets, and other assets is primarily due to higher deferred billings, higher contract assets (net of amortization), higher deferred compensation plan assets and higher prepaid expenses. The increase was partially offset by a decrease in contract cost assets and lower advance income tax payments. For additional information, see Note 7—“Prepaid expenses and other current assets,” Note 10—“Other assets” and Note 24—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.
•Accounts receivable, net increased by $41.9 million
The increase in our accounts receivable is primarily due to an increase in quarter-over-quarter revenue in the fourth quarter of 2025 compared to 2024, partially offset by lower days sales outstanding in 2025 compared to 2024.

•Goodwill and intangible assets increased by $151.4 million
Goodwill increased by $111.3 million, primarily due to our acquisition of XponentL. Our intangible assets increased by $40.1 million primarily due to our acquisition of XponentL, partially offset by the amortization of intangible assets. For additional information, see Note 3—“Business acquisitions” and Note 9—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Property, plant and equipment, net decreased by $17.5 million
The decrease in property, plant and equipment, net was primarily due to the reclassification of capitalized CCA implementation costs which were previously included within capital work in progress during 2024 and a charge related to depreciation, amortization and impairment during 2025, partially offset by current year additions. For additional information, see Note 2—“Summary of significant accounting policies” and Note 8—“Property, plant and equipment, net” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Operating lease right-of-use assets decreased by $0.5 million
The decrease in operating lease right-of-use assets is due to amortization and a charge related to the abandonment of certain leased premises no longer in use, partially offset by additions due to new leases/lease renewals entered into in 2025. For additional information, see Note 11—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Short-term investments increased by $326.6 million
The increase in short term investments is primarily due to additional investments made in term deposits during 2025 using the proceeds of the 2025 Senior Notes (as defined below). The proceeds to be received upon maturity of these short-term investments will be utilized to repay the 2019 Senior Notes (as defined below), which mature on April 10, 2026.
•Operating lease liability decreased by $3.4 million
The decrease in operating lease liability is due to lease payments made in 2025, partially offset by additions and modifications in 2025.
•Accounts payable, accrued expenses, other current liabilities and other liabilities increased by $366.0 million
The increase in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to an increase in contract liabilities due to higher advance payments received from a customer, earn-out consideration payable in relation to our acquisition of XponentL, higher expense-related accruals, higher mark-to-market losses on derivative financial instruments, higher deferred compensation plan liabilities, higher statutory liabilities and an increase in employee-related accruals in 2025 compared to 2024. This increase was partially offset by a decrease in accounts payable in 2025 compared to 2024.
•Long-term debt increased by $320.9 million
The increase in long-term debt is primarily attributable to the issuance of our 2025 Senior Notes in November 2025, partially offset by installment payments made on our term loan in 2025. For additional information, see Note 13—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
•Net deferred tax assets decreased by $15.9 million
Our net deferred tax assets decreased by $15.9 million in 2025 compared to 2024. For additional information, see Note 22—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2024 and 2025 is presented below:

	As of December 31,	As of December 31,	Percentage change increase/ (decrease) 2025 vs. 2024
	2024	2025
	(dollars in millions)
Cash and cash equivalents	$648.2	$853.8	31.7%
Short-term investments	23.4	350.0	NM*
Long-term debt due within one year	26.2	376.0	NM*
Long-term debt other than the current portion	1,195.3	1,166.3	(2.4)%
Total equity	2,389.6	2,549.4	6.7%
*Not Meaningful
Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
On February 8, 2024, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1375 per common share to $0.1525 per common share, representing an annual dividend of $0.61 per common share for 2024, up from $0.55 per common share in 2023. On March 26, 2024, June 26, 2024, September 25, 2024 and December 23, 2024, we paid dividends of $0.1525 per share, amounting to $27,492 million, $27,337 million, $26,939 million and $26,698 million in the aggregate, respectively, to shareholders of record as of March 11, 2024, June 10, 2024, September 11, 2024 and December 9, 2024, respectively.
On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing an annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025, June 30, 2025, September 25, 2025 and December 23, 2025, we paid dividends of $0.17 per share, amounting to $29,784 million, $29,624 million, $29,293 million and $29,046 million in the aggregate, respectively, to shareholders of record as of March 11, 2025, June 18, 2025, September 11, 2025 and December 9, 2025, respectively.
On February 5, 2026, our board of directors approved a 10% increase in our quarterly cash dividend from $0.17 per common share to $0.1875 per common share, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per common share in 2025. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.
As of December 31, 2025, the total authorization under our existing share repurchase program was $2,750.0 million, including $500.0 million approved in the first quarter of 2025, of which $364.1 million remained available as of December 31, 2025. Since our share repurchase program was initially authorized in 2015, we have repurchased 70,899,146 of our common shares at a weighted average price of $33.65 per share, for an aggregate purchase price of $2,385.9 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.
During the years ended December 31, 2024 and 2025, we repurchased 6,591,550 and 6,129,521 of our common shares, respectively, on the open market at a weighted average price of $38.31 and $46.16 per share, respectively, for an aggregate purchase price of $252.5 million and $282.9 million, respectively. All repurchased shares have been retired.
For additional information, see Note 18—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
We expect that for the next twelve months and for the foreseeable future, our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financing. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain advanced technology solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage change
	2024	2025
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$615.4	$812.9	32.1%
Investing activities	(106.0)	(495.5)	(367.6)%
Financing activities	(424.8)	(106.8)	74.9%
Net increase (decrease) in cash and cash equivalents	$84.6	$210.6	148.8%
Cash flows provided by operating activities.    Net cash provided by operating activities was $812.9 million in 2025, up from $615.4 million in 2024. This increase in cash provided by operating activities was primarily driven by (i) a $38.8 million increase in net income in 2025 compared to 2024, (ii) a $40.5 million increase in non-cash expense, primarily due to higher stock-based compensation expense, higher unrealized (gain)/loss on the revaluation of foreign currency assets/liabilities, the write-down of operating right-of-use assets of abandoned leased premises, and a higher allowance for credit losses, partially offset by deferred tax benefit in 2025 compared to 2024, and (iii) a $118.1 million decrease in operating assets and liabilities, which was primarily driven by higher customer advances, lower accounts receivable, and lower employee payments, partially offset by higher tax payments, higher vendor-related payments and lower service tax refunds in India in 2025 compared to 2024.
In 2025, we entered into a contract with a client pursuant to which the client made advance payments in 2025 for services partially rendered during 2025 and that will continue to be rendered by us through 2026. As of December 31, 2025, we had received advances of $170.0 million under this arrangement, which contributed to higher cash flows from operating activities in 2025. Although we may receive additional prepayments under this arrangement during the first quarter of 2026, none are guaranteed under the terms of our agreement with the client.
Cash flows used for investing activities.   Our net cash used for investing activities was $495.5 million in 2025, compared to $106.0 million in 2024. Net cash used by investing activities increased primarily due to (i) the purchase of short-term investments (net of proceeds from maturities) of $326.6 million in 2025 compared to $23.4 million in 2024, (ii) payments of $80.4 million for business acquisitions, net of cash acquired, in 2025, and (iii) a $5.9 million increase in cash used for payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets in 2025 compared to 2024.
Cash flows used for financing activities.  Our net cash used for financing activities was $106.8 million in 2025, compared to $424.8 million in 2024. This decrease in cash used for financing activities was primarily due to (i) higher proceeds from borrowings (net of repayments and debt issuance and refinancing costs) amounting to $319.4 million in 2025 compared to repayments of borrowings (net of proceeds) of $47.3 million in 2024. The decrease in cash used for financing activities was partially offset by (i) higher payments for stock repurchased and retired (including related expenses), amounting to $283.0 million in 2025 compared to $252.7 million in 2024, (ii) higher payments for the net settlement of stock-based awards, amounting to $33.4 million in 2025 compared to $22.3 million in 2024, and (iii) higher dividend payments of $117.7 million in 2025 compared to $108.5 million in 2024.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2025, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2024 and 2025, our outstanding term loan, net of debt amortization expense of $0.9 million and $0.6 million, respectively, was $476.1 million and $449.9 million, respectively.
We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and 2025, the limits available under such facilities were $22.4 million and $26.6 million, respectively, of which $8.5 million and $8.0 million, respectively, were utilized, constituting non-funded drawdown. As of December 31, 2024 and 2025, a total of $1.5 million and $1.3 million, respectively, of our revolving credit facility was utilized, of which $0.0 million and $0.0 million, respectively, constituted funded drawdown, and $1.5 million and $1.3 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2025, we were party to interest rate swaps covering a total notional amount of $221.9 million. Under these swap agreements, the rates that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
Genpact Luxembourg issued $400.0 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2019 Senior Notes were fully guaranteed by the Company and Genpact USA. The total debt issuance cost of $2.9 million incurred in connection with the 2019 Senior Notes offering was amortized over the life of the notes as additional interest expense. The 2019 Senior Notes matured on December 1, 2024 and were fully repaid.
Genpact Luxembourg and Genpact USA co-issued $350.0 million aggregate principal amount of 1.750% senior notes in March 2021 (the "2021 Senior Notes"). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $0.8 million and $0.2 million, respectively, was $349.2 million and $349.8 million, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400.0 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.9 million and $3.0 million, respectively, was $396.1 million and $397.0 million, respectively, which is payable on June 4, 2029.
In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350.0 million aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.6 million incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of debt amortization expense of $4.4 million, was $345.6 million, which is payable on November 18, 2030.

We pay interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year, and (iii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of April 10, 2026, June 4, 2029 and November 18, 2030, respectively.
For additional information, see Notes 13—“Long-term debt” and 14—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of December 31, 2024 and 2025, we had a revolving accounts receivable-based facility of $60.0 million and $100.0 million, respectively, permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the years ended December 31, 2024 and 2025 was $55.9 million and $60.0 million, respectively. The principal amount outstanding against this facility as of December 31, 2024 and 2025 was $26.6 million and $55.1 million, respectively. The cost of factoring accounts receivable sold under this facility during the years ended December 31, 2024 and 2025 was $2.3 million and $2.1 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $270.2 million and $327.2 million during the years ended December 31, 2024 and December 31, 2025, respectively, which also represents the maximum utilization under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2024 and 2025 was $6.0 million and $5.8 million, respectively.
For additional information, see Note 4—“Accounts receivable, net of allowance for credit losses” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Goodwill Impairment Testing
Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC 350, Intangibles-Goodwill and Other, we may perform quantitative testing where the fair value of the reporting unit is compared with its carrying amount, including goodwill, or choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on the results of the qualitative assessment, we perform the quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
Based on our assessment of such qualitative factors in 2024, in accordance with ASC 350, we concluded that as of December 31, 2024, the fair values of all of our reporting units are likely to be higher than their respective carrying values.
For the year ended December 31, 2025, we performed a quantitative assessment for impairment of goodwill as of December 31, 2025 for all reporting units to enhance the robustness of our testing process and to establish updated fair value baselines. The fair value of each reporting unit was determined using an income approach (discounted cash flow method). This valuation required management to make significant estimates regarding future cash flows, including projections of revenue growth, operating margins, and the selection of appropriate market-participant discount rates and terminal growth rates.
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
Other Liquidity and Capital Resources Information
As of December 31, 2024 and 2025, we have purchase commitments, net of capital advances paid in respect of such purchases, of $25.3 million and $16.5 million, respectively. For additional information, see Note 25—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

As of December 31, 2024 and 2025, we also have operating and finance lease commitments of $276.2 million and $268.4 million, respectively, to be paid over the remaining lease terms. For additional information, see Note 11—“Leases” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”
Supplemental Guarantor Financial Information
As discussed in Note 13, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15—"Exhibits and Financial Statement Schedules," Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes and the 2024 Senior Notes. Genpact UK Finco plc and Genpact USA co-issued the 2025 Senior Notes. As of December 31, 2025, the outstanding balance for the 2021 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes (collectively, the "Senior Notes") was $349.8 million, $397.0 million and $345.6 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Genpact USA co-guaranteed the 2019 Senior Notes, Genpact UK Finco plc co-guaranteed the 2021 Senior Notes and the 2024 Senior Notes, and Genpact Luxembourg S.à r.l co-guaranteed the 2025 Senior Notes. Our other subsidiaries (such subsidiaries are referred to as the “non-Guarantors”) do not guarantee any series of outstanding Senior Notes. During the year ended December 31, 2024, the Company repaid the 2019 Senior Notes in the amount of $400.0 million at their maturity.
The Company (with respect to all series of Senior Notes) has fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. Failure of payment by Genpact Luxembourg, Genpact UK Finco plc or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason shall obligate the Company to pay the same immediately. The Company has agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.
The following tables present summarized financial information for Genpact Luxembourg, Genpact USA, Genpact UK Finco plc and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2024	Year ended December 31, 2025
	(dollars in millions)
Net revenues	$422.4	$398.6
Gross profit	422.4	398.6
Net income	237.1	224.4
Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2024	Year ended December 31, 2025
	(dollars in millions)
Royalty income	$—	$—
Revenue from services	422.4	398.6
Interest income /(expense), net	(15.5)	11.1
Other income /(expense), net	(4.4)	(11.3)

Summarized Balance Sheets	As of December 31, 2024	As of December 31, 2025
	(dollars in millions)
Assets
Current assets	$1,842.4	$2,658.1
Non-current assets	1,000.5	966.0

Liabilities
Current liabilities	$4,150.1	$5,017.3
Non-current liabilities	1,236.1	1,058.6
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2024	As of December 31, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$174.7	$175.9
Loans receivable	932.4	1,731.5
Others	589.0	302.3

Non-current assets
Others	$46.2	$—

Liabilities
Current liabilities
Loans payable	$3,447.0	$3,170.1
Others	659.9	1,475.5

Non-Current liabilities
Loans payable	$38.0	$38.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and the Guarantors and rank senior in right of payment to all of the Debt Issuers' and the Guarantors' future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuers' and the Guarantors' existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantors' subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Debt Issuers or the Guarantors have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risk
Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (75% in fiscal 2025) is received in U.S. dollars. We also receive revenues in euros, UK pounds sterling, Australian dollars, Indian rupees and Japanese yen. Our expenses are primarily in Indian Rupee and we also incur expenses in U.S. dollars, Romanian lei, UK pounds sterling, Chinese renminbi, Philippine pesos, Polish zloty, euros, Mexican pesos, Costa Rican colón, Japanese yen, Canadian dollars, Malaysian ringgit, Guatemalan quetzals, Australian dollars, South African rand, Hungarian forint and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2025, and excluding any hedging arrangements that we had in place during that period, a 10.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2025 by $20.0 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 10.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2025 by $138.0 million. Conversely, a 10.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2025 by $169.0 million.
We have sought to reduce the effect of any Indian rupee-U.S. dollar, Indian rupee-Australian dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Romanian leu-euro, Mexican peso-U.S. dollar, Polish zloty-U.S. dollar, Hungarian forint-U.S. dollar, Malaysian ringgit-U.S. dollar, Costa Rican colón-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India, Malaysia, Philippines, Costa Rica and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Chinese renminbi-U.S dollar, Philippine peso-U.S. dollar, Malaysian ringgit-U.S. dollar, Costa Rican colón-U.S. dollar and Romanian leu-euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”
Interest rate risk
Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2025, we had $1,542.3 million of indebtedness, comprised of (a) $449.9 million of indebtedness under our 2022 Credit Agreement consisting of a long-term loan, net of $0.6 million in unamortized debt issuance expenses, (b) $349.8 million in indebtedness under our 2021 Senior Notes, net of $0.2 million in unamortized bond issuance expenses, (c) $397.0 million in indebtedness under our 2024 Senior Notes, net of $3.0 million in unamortized bond issuance expenses, and (d) $345.6 million in indebtedness under our 2025 Senior Notes, net of $4.4 million in unamortized bond issuance expenses. Interest on indebtedness under the 2022 Credit Agreement is based on Term SOFR, and we are subject to market risk from changes in interest rates. Borrowings under our 2022 Credit Agreement bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. See Item 1A—"Risk Factors"—"We may be unable to service our debt or obtain additional financing on competitive terms or at all.” Based on our indebtedness, a 2% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $5.0 million impact on our net interest expense in fiscal 2025. Additionally, the interest rates on our 2021 Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the 2021 Senior Notes. For fiscal 2025, such an increase would have had an impact of up to $7.0 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2025, we were party to interest rate swaps covering a total notional amount of $221.9 million. Under our swap agreements outstanding as of December 31, 2025, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
We executed a treasury rate lock agreement for $350.0 million in connection with future interest payments to be made on the 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2025 was $0.0 million.
We executed treasury rate lock agreements for $400.0 million in connection with future interest payments to be made on the 2024 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2025 was $0.3 million.
We executed treasury rate lock agreements for $350.0 million in connection with future interest payments to be made on the 2025 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2025 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2025 was $0.2 million.
Credit risk
As of December 31, 2025, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $1,462.5 million. No single client owed more than 10% of our accounts receivable balance as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
During 2025, we acquired XponentL Data, Inc. and certain affiliated entities, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 XponentL Data, Inc. and certain affiliated entities’ internal control over financial reporting associated with total assets of $14.7 million and total revenues of $21.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025.
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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and consultants. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
The other information required by this Item will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” "Insider Trading Policy" and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.
Item 11.     Executive Compensation
The information required by this Item will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is, other than the information required by Item 402(v) of Regulation S-K, incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-6 through F-72 hereof.
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

Exhibit Number	Description
4.7
Third Supplemental Indenture, dated as of November 18, 2025, by and among the Registrant, Genpact Luxembourg S.à r.l., Genpact USA, Inc., Genpact UK Finco plc and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee, to the Base Indenture dated as of March 26, 2021 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2025).

4.8
Indenture, dated as of November 18, 2025, by and among the Registrant, Genpact UK Finco plc, Genpact USA, Inc., Genpact Luxembourg S.à r.l. and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2025).

4.9
First Supplemental Indenture, dated as of November 18, 2025, by and among the Registrant, Genpact UK Finco plc, Genpact USA, Inc., Genpact Luxembourg S.à r.l. and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2025).

4.10	Form of 1.750% Senior Note due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.11	Form of 6.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 4, 2024).

4.12	Form of 4.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2025).

4.13	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 2, 2020).

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
10.10†
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

10.12†
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

10.14†
Form of 2025 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 12, 2025).

10.15†
Form of Restricted Share Unit Issuance Agreement for non-employee directors under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2021).

10.16†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.17†
Amendment 2022-1 to the Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2023).

10.18†
Amended and Restated Employment Agreement, dated as of November 8, 2023, by and between the Registrant and and Balkrishan Kalra (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 8, 2023).

10.19†
Employment Agreement by and between the Registrant and Michael Weiner, dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.20†
Employment Agreement by and between the Registrant and Anil Nanduru, dated November 23, 2021 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 3, 2025).

10.21†
Employment Agreement by and between the Registrant and Riju Vashisht, dated November 23, 2021 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 3, 2025).

10.22†
Employment Agreement by and between Genpact India Private Limited and Piyush Mehta, dated November 24, 2021 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 29, 2024).

10.23†
Form of Amendment of Employment Agreement by and between the Registrant and each of Michael Weiner, Anil Nanduru, Riju Vashisht and Piyush Mehta, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 3, 2025).

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

19.1	Genpact Limited Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 3, 2025).

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant.

22.1*	List of Issuers and Guarantor Subsidiaries.

23.1*	Consent of KPMG Assurance and Consulting Services LLP.

24.1*	Powers of Attorney (included on the signature pages of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 29, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Balkrishan Kalra
President and Chief Executive Officer
Date: February 26, 2026

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints each of Sydney Schaub and Thomas D. Scholtes, as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact and agents, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BALKRISHAN KALRA	President, Chief Executive Officer and Director (Principal Executive Officer)
Balkrishan Kalra

/s/ MICHAEL WEINER	Chief Financial Officer (Principal Financial Officer)
Michael Weiner

/s/ ANTHONY RADESCA	Chief Accounting Officer (Principal Accounting Officer)
Anthony Radesca

/s/ AJAY AGRAWAL	Director
Ajay Agrawal

/s/ LAURA CONIGLIARO	Director
Laura Conigliaro

/s/ TAMARA FRANKLIN	Director
Tamara Franklin

/s/ NICHOLAS GANGESTAD	Director
Nicholas Gangestad

/s/ JOHN HINSHAW	Director
John Hinshaw

/s/ CAROL LINDSTROM	Director
Carol Lindstrom

/s/ JAMES MADDEN	Director
James Madden

/s/ CECELIA MORKEN	Director
CeCelia Morken

/s/ BRIAN STEVENS	Director
Brian Stevens

/s/ THIMAYA SUBAIYA	Director
Thimaya Subaiya

/s/ MARK VERDI	Director
Mark Verdi

GENPACT LIMITED AND ITS SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited (and its subsidiaries) (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits pertaining to operations in India

As discussed in Note 22 to the consolidated financial statements, the Company had unrecognized tax benefits, excluding associated interest and penalties, of $16,552 thousand as of December 31, 2025, which included unrecognized tax benefits relating to operations in India.

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

Report of Independent Registered Public Accounting Firm
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to the interpretation of tax law and its application in the estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation of tax law and its potential impact on the unrecognized tax benefits
•inspecting correspondence, assessments, and settlement documents with applicable taxing authorities
•assessing the expiration of statutes of limitations
•performing an assessment of the completeness and measurement of the Company’s tax positions and comparing the results to the Company’s assessment.

We evaluated the Company’s ability to accurately estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax examinations.
/s/KPMG Assurance and Consulting Services LLP
We have served as the Company’s auditor since 2004.

Mumbai, Maharashtra, India
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Genpact Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Genpact Limited and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements, and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired XponentL Data, Inc. and certain affiliates (collectively ‘XponentL’) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, XponentL’s internal control over financial reporting associated with total assets of $14,689 thousand and total revenues of $21,798 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of XponentL.

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
/s/KPMG Assurance and Consulting Services LLP

Mumbai, Maharashtra, India
February 26, 2026

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data and share count)

	Notes	As of December 31, 2024	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents		$648,246	$853,836
Short-term investments		23,359	350,000
Accounts receivable, net of allowance for credit losses of $12,094 and $22,097 as of December 31, 2024 and 2025, respectively	4	1,198,606	1,240,550
Prepaid expenses and other current assets	7	209,893	211,981
Total current assets		$2,080,104	$2,656,367

Property, plant and equipment, net	8	207,943	190,448
Operating lease right-of-use assets		182,190	181,708
Deferred tax assets	22	269,476	258,789
Intangible assets, net	9	26,950	67,040
Goodwill	9	1,669,769	1,781,116
Contract cost assets	24	200,900	197,419
Other assets, net of allowance for credit losses of $7,320 and $10,659 as of December 31, 2024 and 2025, respectively	10	349,821	510,380
Total assets		$4,987,153	$5,843,267

Liabilities and equity
Current liabilities
Short term borrowing	14	$—	$—
Current portion of long-term debt	13	26,173	376,027
Accounts payable		36,469	27,533
Income taxes payable	22	35,431	43,074
Accrued expenses and other current liabilities	12	812,994	1,103,625
Operating lease liabilities		52,672	52,221
Total current liabilities		$963,739	$1,602,480

Long-term debt, less current portion	13	1,195,267	1,166,274
Operating lease liabilities		153,587	150,667
Deferred tax liabilities	22	15,908	21,081
Other liabilities	15	269,041	353,364
Total liabilities		$2,597,542	$3,293,866

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 174,661,943 and 170,341,479 issued and outstanding as of December 31, 2024 and 2025, respectively		1,740	1,696
Additional paid-in capital		1,945,261	2,018,985
Retained earnings		1,236,696	1,390,164
Accumulated other comprehensive income (loss)		(794,086)	(861,444)
Total equity		$2,389,611	$2,549,401
Commitments and contingencies	25
Total liabilities and equity		$4,987,153	$5,843,267
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2023	2024	2025
Net revenues	23, 24	4,476,888	4,767,139	5,079,879
Cost of revenue		2,906,223	3,077,073	3,248,867
Gross profit		$1,570,665	$1,690,066	$1,831,012
Operating expenses:
Selling, general and administrative expenses		913,061	967,145	1,046,713
Amortization of acquired intangible assets	9	31,463	26,476	24,292
Other operating (income) expense, net	20	(4,716)	(5,616)	9,800
Income from operations		$630,857	$702,061	$750,207
Foreign exchange gains, net		4,274	2,937	7,390
Interest income (expense), net	21	(47,935)	(47,214)	(49,597)
Other income (expense), net		15,028	19,036	22,147
Income before income tax expense		$602,224	$676,820	$730,147
Income tax expense (benefit)	22	(29,031)	163,150	177,653
Net income		$631,255	$513,670	$552,494
Earnings per common share	19
Basic		$3.46	$2.88	$3.18
Diluted		$3.41	$2.85	$3.13
Weighted average number of common shares used in computing earnings per common share	19
Basic		182,345,548	178,385,972	173,892,795
Diluted		185,141,843	180,436,900	176,646,644
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2023	2024	2025
Net income	$631,255	$513,670	$552,494
Other comprehensive income:
Currency translation adjustments	2,340	(54,920)	(12,856)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	6,663	(23,413)	(36,874)
Retirement benefits (expense), net of taxes	1,572	6,797	(17,628)
Other comprehensive income (loss)	10,575	(71,536)	(67,358)
Comprehensive income	$641,830	$442,134	$485,136
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2023
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2023	182,924,416	$1,823	$1,777,453	$780,007	$(733,125)	$1,826,158
Issuance of common shares on exercise of options (Note 17)	1,376,330	14	27,741	—	—	27,755
Issuance of common shares under the employee stock purchase plan (Note 17)	337,875	3	11,727	—	—	11,730
Net settlement on vesting of restricted share units (Note 17)	457,029	5	(10,506)	—	—	(10,501)
Net settlement on vesting of performance units (Note 17)	412,275	4	(11,047)	—	—	(11,043)
Stock repurchased and retired (Note 18)	(6,013,793)	(60)	—	(225,319)	—	(225,379)
Expenses related to stock repurchased, including taxes (Note 18)	—	—	—	(720)	—	(720)
Stock-based compensation expense (Note 17)	—	—	88,576	—	—	88,576
Comprehensive income (loss):
Net income (loss)	—	—	—	631,255	—	631,255
Other comprehensive income (loss)	—	—	—	—	10,575	10,575
Dividend ( $0.55 per common share, Note 18)	—	—	—	(100,014)	—	(100,014)
Balance as of December 31, 2023	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2024
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2024	179,494,132	$1,789	$1,883,944	$1,085,209	$(722,550)	$2,248,392
Issuance of common shares on exercise of options (Note 17)	240,091	2	7,203	—	—	7,205
Issuance of common shares under the employee stock purchase plan (Note 17)	303,923	3	10,007	—	—	10,010
Net settlement on vesting of restricted share units (Note 17)	343,905	3	(5,316)	—	—	(5,313)
Net settlement on vesting of performance units (Note 17)	871,442	9	(16,960)	—	—	(16,951)
Stock repurchased and retired (Note 18)	(6,591,550)	(66)	—	(252,474)	—	(252,540)
Expenses and taxes related to stock repurchased (Note 18)	—	—	—	(1,243)	—	(1,243)
Stock-based compensation expense (Note 17)	—	—	66,383		—	66,383
Comprehensive income (loss):
Net income	—	—	—	513,670	—	513,670
Other comprehensive income (loss)	—	—	—		(71,536)	(71,536)
Dividend ( $0.61 per common share, Note 18)	—	—	—	(108,466)	—	(108,466)
Balance as of December 31, 2024	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the year ended December 31, 2025
(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 17)	235,974	2	8,137	—	—	8,139
Issuance of common shares under the employee stock purchase plan (Note 17)	223,543	2	9,365	—	—	9,367
Net settlement on vesting of restricted share units (Note 17)	611,050	6	(15,333)	—	—	(15,327)
Net settlement on vesting of performance units (Note 17)	738,490	7	(18,061)	—	—	(18,054)
Stock repurchased and retired (Note 18)	(6,129,521)	(61)	—	(282,868)	—	(282,929)
Expenses and taxes related to stock repurchased (Note 18)	—	—	—	1,589	—	1,589
Stock-based compensation expense (Note 17)	—	—	89,616		—	89,616
Comprehensive income (loss):
Net income	—	—	—	552,494	—	552,494
Other comprehensive income (loss)	—	—	—		(67,358)	(67,358)
Dividend ( $0.68 per common share, Note 18)	—	—	—	(117,747)	—	(117,747)
Balance as of December 31, 2025	170,341,479	$1,696	$2,018,985	$1,390,164	$(861,444)	$2,549,401
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2024	2025
Operating activities
Net income	$631,255	$513,670	$552,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,530	69,778	70,667
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,967	2,412	2,331
Amortization of acquired intangible assets	31,463	26,476	24,292
Write-down of property, plant and equipment (refer to Note 20)	—	—	2,424
Write-down of operating right-of-use assets (refer to Note 20)	—	—	7,656
Loss on sale of business classified as held for sale	802	—	—
Allowance for credit losses (refer to Note 4)	3,979	13,806	20,532
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	(1,061)	(11,354)	4,366
Stock-based compensation expense	88,576	66,383	89,616
Deferred tax expense (benefit)	(157,932)	36,610	19,943
Others, net	1,477	(2,179)	643
Change in operating assets and liabilities:
Increase in accounts receivable	(130,791)	(96,555)	(44,221)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(39,075)	(73,512)	(169,594)
Increase (decrease) in accounts payable	(8,215)	8,733	(6,415)
Increase in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	1,862	63,340	230,250
Increase (decrease) in income taxes payable	(6,025)	(2,184)	7,872
Net cash provided by operating activities	$490,812	$615,424	$812,856
Investing activities
Purchase of property, plant and equipment	$(55,421)	$(82,766)	$(78,203)
Payment for internally generated intangible assets (including intangibles under development)	(3,356)	(2,469)	(10,326)
Purchase of short term investments	—	(23,359)	(350,000)
Payment for business acquisitions, net of cash acquired	(682)	—	(80,384)
Proceeds from sale of property, plant and equipment	25	2,635	59
Payment for divestiture of business	(19,510)	—	—
Proceeds from maturity of short term investments	—	—	23,359
Net cash used for investing activities	$(78,944)	$(105,959)	$(495,495)
Financing activities
Repayment of finance lease obligations	(12,165)	(11,358)	(9,508)
Payment of debt issuance and refinancing costs	—	(4,165)	(4,137)
Proceeds of long-term debt	—	400,000	350,000
Repayment of long-term debt	(19,875)	(433,125)	(26,500)
Proceeds from short-term borrowings	148,000	50,000	85,000
Repayment of short-term borrowings	(289,000)	(60,000)	(85,000)
Proceeds from issuance of common shares under stock-based compensation plans	39,485	17,215	17,506
Payment for net settlement of stock-based awards	(21,529)	(22,278)	(33,381)
Payment of earn-out consideration	(2,399)	—	—
Dividend paid	(100,014)	(108,466)	(117,747)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(225,499)	(252,671)	(283,048)
Net cash used for financing activities	$(482,996)	$(424,848)	$(106,815)

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2024	2025
Net increase (decrease) in cash and cash equivalents	(71,128)	84,617	210,546
Effect of exchange rate changes	8,033	(20,041)	(4,956)
Cash and cash equivalents at the beginning of the period	646,765	583,670	648,246
Cash and cash equivalents at the end of the period	$583,670	$648,246	$853,836
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$47,989	$68,913	$59,691
Cash paid during the period for income taxes, net of refund	$156,733	$113,629	$143,645
Property, plant and equipment acquired under finance lease obligations	$2,459	$11,483	$11,600
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)

1. Organization
The Company is an agentic and advanced technology solutions company recognized for its deep industry knowledge, process intelligence and last-mile expertise. The Company has over 146,500 employees serving clients from more than 35 countries.
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
(b) Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangible assets, transaction prices (including variable consideration) of the Company’s revenue contracts, allowances for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software development will be completed and the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs incurred while developing internal-use computer software.
Capitalized computer software costs are included in property, plant and equipment on the Company’s consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. Costs incurred in connection with developing or obtaining software or technology for internal use which are under development or advances paid toward the acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under “Capital work in progress.”
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
Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company may perform quantitative testing where the fair value of the reporting unit is compared with its carrying amount, including goodwill, or choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Goodwill is tested for impairment by the Company as of December 31 every year.
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
(m) Cash and cash equivalents
Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.
(n) Short-term investments
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
(o) Foreign currency
The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the United Kingdom, the Czech Republic, Luxembourg and one subsidiary in Poland, is the euro, and the functional currencies of the Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, Argentina, India, Israel, Japan, Morocco, South Africa, the Philippines, Poland, the Czech Republic, Hong Kong, Singapore, Australia, Vietnam, Kenya, Hungary, Turkey, Bulgaria, Malaysia, New Zealand, Thailand, Costa Rica, Albania and Canada are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.
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
(t) Stock-based compensation
The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton model). For stock-based awards other than option awards and the performance units ("PUs") granted since 2023, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards.
Since 2023, the Company has granted PUs to certain employees, the vesting of which is contingent upon Genpact's financial performance over the three-year performance periods set out in the awards. For PUs granted prior to 2023, the performance period was one year. The number of PUs granted since 2023 that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s total shareholder return (“TSR”) relative to the TSR of the companies included as of the beginning of each performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance periods. Accordingly, the grant date fair value for PUs granted since 2023 is determined using a Monte Carlo simulation model.
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
(x) Reclassification and presentation adjustments
During the year ended December 31, 2025, the Company updated the financial presentation of its capitalized cloud computing arrangement (CCA) implementation costs and reclassified certain previously capitalized CCA implementation costs on its consolidated balance sheet, which decreased "property, plant and equipment, net" by $36,424, increased "other assets, net of allowances for credit losses" by $35,817 and increased "prepaid expenses and other current assets" by $607.
Similar reclassifications have not been reflected in the Company's consolidated balance sheet as of December 31, 2024, as such amounts are considered immaterial.
For the third quarter and the fourth quarter of 2025, cash flows related to the CCA implementation costs were correctly classified within "net cash provided by operating activities." However, for the year ended December 31, 2024 and for the first quarter and the second quarter of 2025, these cash flows are incorrectly classified within "net cash used in investing activities" in the Company’s consolidated statements of cash flows and have not been reclassified to "net cash provided by operating activities" as the amounts are considered immaterial.
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
The following recently released accounting standards have been adopted by the Company:
In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842).” This Accounting Standards Update ("ASU") requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted this ASU beginning January 1, 2024. The adoption of this ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." This Accounting Standard Update ("ASU") enhances income tax disclosures by requiring public business entities on an annual basis (i) to disclose specific categories in the rate reconciliation and (ii) to provide additional information for reconciling items that meet a quantitative threshold, i.e., if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. It also requires entities to disclose the income taxes paid (net of refunds received), broken out between federal (national), state/local and foreign, as well as the amounts paid to an individual jurisdiction when 5% or more of the total income taxes were paid to such jurisdiction. The amendments in this ASU are effective for annual disclosures for fiscal years beginning after December 15, 2024. The Company adopted this ASU prospectively for the fiscal year beginning January 1, 2025 and updated its income tax disclosures in accordance with the requirements of this ASU. See Note 22 for additional information.
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
In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815)." This ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments in this ASU apply to any entity that elects to apply hedge accounting in accordance with Topic 815. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively for all hedging relationships. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832)." This ASU adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other U.S. GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. The amendments in this ASU apply to business entities (specifically, all entities except for not-for-profit entities and employee benefit plans) that receive a government grant. The guidance under this ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. Entities may apply the guidance using a modified prospective, modified retrospective or retrospective transition approach. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-scope improvements." This ASU specifies the form and content choices for interim financial statements and accompanying notes, incorporates a comprehensive list of required interim disclosures and introduces a disclosure principle to disclose events since the end of the previous annual reporting period that have material impact on the entity. The amendments in this ASU apply to all entities that provide interim financial statements and notes in accordance with U.S. GAAP. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements." This ASU enhances the usability of the ASC by refining accounting guidance and streamlining its application through technical corrections, making standards more consistent and easier to interpret for preparers and users. The amendments in this ASU apply to all reporting entities. The guidance under this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
3. Business acquisitions
XponentL Data, Inc.
On June 5, 2025, the Company, by way of a merger, acquired 100% of the outstanding equity interest in XponentL Data, Inc., a Delaware corporation, and certain affiliated entities in Albania, India and Kosovo (collectively referred to as “XponentL”) for total purchase consideration of $160,157, which includes the following:

i.Cash consideration paid by the Company to the sellers of XponentL on the closing date of $82,657; and
ii.Earn-out consideration of $77,500, payable by the Company in March 2026 to the sellers of XponentL based on the actual performance of the acquired business through the year ended December 31, 2025 relative to the thresholds specified in the earn-out calculation. See Note 5, “Fair value measurements,” for additional details.
The total purchase consideration paid by the Company to the sellers of XponentL on the closing date was $82,657 (including $2,273 of cash acquired), resulting in a payable of $77,500, which remained outstanding as of December 31, 2025. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date.
This acquisition adds differentiated domain-led data strategy, design, and engineering capabilities, deep industry experience and strategic partnerships. It also builds on the Company's pivot to data, AI, and other advanced technologies, enhancing the Company's ability to help clients across the lifecycle of AI transformation, from strategy through implementation.

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
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31,
	2023	2024	2025
Opening balance as of January 1	$20,442	$18,278	$12,094
Additions (net), charged to income statement	3,081	7,582	17,193
Deductions/effect of exchange rate fluctuations	(5,245)	(13,766)	(7,190)
Closing balance	$18,278	$12,094	$22,097

Accounts receivable were $1,210,700 and $1,262,647, and allowances for credit losses were $12,094 and $22,097, resulting in net accounts receivable balances of $1,198,606 and $1,240,550 as of December 31, 2024 and 2025, respectively.

The Company has a revolving accounts receivable-based facility of $60,000 and $100,000 as of December 31, 2024 and 2025, respectively, permitting it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the years ended December 31, 2024 and 2025 was $55,870 and $59,952, respectively. The principal amount outstanding against this facility as of December 31, 2024 and 2025 was $26,583 and $55,140, respectively. The cost of factoring such accounts receivable during the years ended December 31, 2023, 2024 and 2025 was $2,013, $2,301 and $2,079, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company's consolidated statements of income.

The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $270,211 and $327,207 during the years ended December 31, 2024 and 2025, respectively, which also represents the maximum capacity utilized under these arrangements in each such year. The cost of factoring such accounts receivable during the years ended December 31, 2023, 2024 and 2025 was $7,921, $6,027 and $5,796, respectively. These costs are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2024 and 2025:

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$22,001	$—	$22,001	$—
Deferred compensation plan assets (Note a, e)	61,549	—	—	61,549
Total	$83,550	$—	$22,001	$61,549
Liabilities
Derivative instruments (Note b, c)	58,699	—	58,699	—
Deferred compensation plan liability (Note b, f)	60,924	—	—	60,924
Total	$119,623	$—	$58,699	$60,924

	As of December 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$15,440	$—	$15,440	$—
Deferred compensation plan assets (Note a, e)	75,586	—	—	75,586
Total	$91,026	$—	$15,440	$75,586
Liabilities
Earn-out consideration (Note b, d)	$77,500	$—	$—	$77,500
Derivative instruments (Note b, c)	$105,009	$—	$105,009	$—
Deferred compensation plan liability (Note b, f)	74,820	—	—	74,820
Total	$257,329	$—	$105,009	$152,320
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)
(d)The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formulas and performance targets specified in the purchase agreements and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.
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
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
Opening balance	$—	$—
Earn-out consideration payable in connection with acquisitions	—	77,500
Closing balance	$—	$77,500
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
Opening balance	$51,983	$61,549
Additions (net of redemption)	2,263	4,148
Change in fair value of deferred compensation plan assets (Note a)	7,303	9,889
Closing balance	$61,549	$75,586
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
Opening balance	$51,354	$60,924
Additions (net of redemption)	2,263	3,988
Change in fair value of deferred compensation plan liabilities (Note a)	7,307	9,908
Closing balance	$60,924	$74,820
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
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,413,000	$2,771,310	$(36,478)	$(72,843)
United States Dollars (sell) Mexican Peso (buy)	71,000	71,400	(8,188)	2,201
United States Dollars (sell) Philippines Peso (buy)	161,400	234,000	(3,274)	(5,739)
Euro (sell) United States Dollars (buy)	219,706	446,846	10,282	(9,636)
Singapore Dollar (buy) United States Dollars (sell)	12,000	—	(407)	—
Euro (sell) Romanian Leu (buy)	67,144	63,353	(156)	143
Japanese Yen (sell) Chinese Renminbi (buy)	34,507	67,617	3,402	3,746
United States Dollars (sell) Chinese Renminbi (buy)	46,800	82,800	(1,883)	144
Pound Sterling (sell) United States Dollars (buy)	15,507	92,322	463	(279)
United States Dollars (sell) Hungarian Forint (buy)	21,000	33,000	-1,611	2,524
Australian Dollars (sell) Indian Rupees (buy)	109,490	189,797	3,556	(8,204)
United States Dollars (sell) Polish Zloty (buy)	39,000	42,000	(1,190)	1,884
Japanese Yen (sell) United States Dollars (buy)	7,000	7,000	366	238
Israeli Shekel (buy) United States Dollars (sell)	20,000	30,000	454	1,025
South African Rand (sell) United States Dollars (buy)	32,000	18,000	1,725	(1,186)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	(314)	(46)
United States Dollars (sell) Costa Rica Colon (buy)	13,000	44,400	231	773
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(352)	193
United States Dollars (sell) Malaysian Ringgit (buy)	5,000	21,000	(169)	486
Interest rate swaps (floating to fixed)	234,375	221,875	(3,155)	(4,993)
	$3,534,929	$4,449,720	$(36,698)	$(89,569)

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
The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025
Assets
Prepaid expenses and other current assets	$11,855	$9,257	$5,419	$2,076
Other assets	$4,727	$4,107	$—	$—
Liabilities
Accrued expenses and other current liabilities	$24,436	$47,648	$12,990	$12,947
Other liabilities	$21,273	$44,414	$—	$—
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
In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income. This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 13). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2024 and 2025 was $206 and $44, respectively.
In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 13). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2024 and 2025 was $351 and $272, respectively.
In November 2025, the Company executed treasury rate lock agreements for $350,000 in connection with future interest payments to be made on its senior notes issued in November 2025 by Genpact UK Finco plc and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income. This loss is being amortized to interest expense over the life of the 2025 Senior Notes (as defined in Note 13). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2025 was $226.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) ("OCI"), and the related tax effects are summarized below:

	Year ended December 31,
	2023			2024			2025
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(7,255)	$1,543	$(5,712)	$805	$146	$951	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	13,871	(3,644)	10,227	11,260	(3,033)	8,227	(17,494)	4,721	(12,773)
Changes in fair value of effective portion of outstanding derivatives, net	21,931	(5,041)	16,890	(18,816)	3,630	(15,186)	(67,374)	17,727	(49,647)
Gain (loss) on cash flow hedging derivatives, net	8,060	(1,397)	6,663	(30,076)	6,663	(23,413)	(49,880)	13,006	(36,874)
Closing balance	$805	$146	$951	$(29,271)	$6,809	$(22,462)	$(79,151)	$19,815	$(59,336)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2023	2024	2025		2023	2024	2025
Forward foreign exchange contracts	$24,660	$(21,056)	$(64,719)	Revenue	$1,256	$2,200	$550
Interest rate swaps	(2,729)	2,637	(2,539)	Cost of revenue	3,715	6,757	(15,371)
Treasury rate lock	—	(397)	(116)	Selling, general and administrative expenses	565	947	(2,049)
				Interest expense	8,335	1,356	(624)
	$21,931	$(18,816)	$(67,374)		$13,871	$11,260	$(17,494)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2023, 2024 and 2025, respectively.
Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2023	2024	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$13,462	$(10,321)	$(18,199)

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
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2024	2025
Advance income and non-income-based taxes	$69,668	$61,065
Contract asset (Note 24)	32,572	35,583
Prepaid expenses	43,936	51,778
Derivative instruments (Note 6)	17,274	11,333
Employee advances	3,186	3,353
Deposits	3,886	2,280
Advances to suppliers	6,377	2,913
Others	32,994	43,676
	$209,893	$211,981
8. Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	As of December 31,
	2024	2025
Land	$4,465	$4,252
Buildings	31,976	31,430
Furniture and fixtures	48,636	44,693
Computer equipment and servers	299,617	307,557
Plant, machinery and equipment	97,490	98,314
Computer software	116,591	113,614
Leasehold improvements	126,048	123,153
Vehicles	114	111
Capital work in progress	62,572	50,268
Property, plant and equipment, gross	$787,509	$773,392
Less: Accumulated depreciation, amortization and impairment	(579,566)	(582,944)
Property, plant and equipment, net	$207,943	$190,448

Depreciation expense on property, plant and equipment (other than computer software) for the years ended December 31, 2023, 2024 and 2025 was $50,445, $55,249 and $55,781, respectively. Computer software amortization for the years ended December 31, 2023, 2024 and 2025 was $2,429, $2,101 and $2,076, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
8. Property, plant and equipment, net (Continued)
The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(24), $(146) and $344 for the years ended December 31, 2023, 2024 and 2025, respectively.
For the year ended December 31, 2025, the Company determined that the carrying values of certain leasehold improvements related to the abandonment of various leased premises in 2025 were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets. See Note 20, “Other operating (income) expense, net,” for additional details.
9. Goodwill and intangible assets
The following table presents the changes in goodwill for the years ended December 31, 2024 and 2025:

	As of December 31,
	2024	2025
Opening balance	$1,683,782	$1,669,769
Goodwill relating to acquisitions consummated during the period	—	111,925
Impact of measurement period adjustments	—	346
Effect of exchange rate fluctuations	(14,013)	(924)
Closing balance	$1,669,769	$1,781,116
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2024:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$408,674	$592,780	$682,328	$1,683,782
Effect of exchange rate fluctuations	(3,677)	(4,983)	(5,353)	(14,013)
Closing balance	$404,997	$587,797	$676,975	$1,669,769
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Impact of measurement period adjustments	19	274	53	346
Effect of exchange rate fluctuations	280	(106)	(1,098)	(924)
Closing balance	$411,428	$676,484	$693,204	$1,781,116

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
The Company performed its annual impairment test of goodwill for the years ended December 31, 2023, 2024 and 2025. For the years ended December 31, 2023 and 2024, the Company performed a qualitative assessment to test goodwill for impairment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying amount. For the year ended December 31, 2025, the Company performed a quantitative assessment for impairment of goodwill as of December 31, 2025 for all reporting units to enhance the robustness of the testing process and to establish updated fair value baselines. Accordingly, the fair value of each reporting unit was determined using an income approach (discounted cash flow method). This valuation required management to make significant estimates regarding future cash flows, including projections of revenue growth, operating margins, and the selection of appropriate market-participant discount rates and terminal growth rates. .
Based on the results of the quantitative assessment, the fair value of each reporting unit was found to be substantially in excess of its carrying value and the Company concluded that no impairment existed as of December 31, 2025. For the years ended December 31, 2023 and 2024, the Company's qualitative assessments showed that it was more likely than not that the fair value of the Company's reporting units exceeded their carrying amounts for those periods and concluded that no impairment existed as of December 31, 2023 and 2024.
The total amount of the Company’s goodwill deductible for income tax purposes was $237,125 and $210,585 as of December 31, 2024 and 2025, respectively.
The Company’s intangible assets are as follows:

	As of December 31, 2024			As of December 31, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$468,500	$451,285	$17,215	$513,977	$459,682	$54,295
Marketing-related intangible assets	97,607	93,609	3,998	102,233	102,208	25
Technology-related intangible assets	131,853	126,116	5,737	141,659	128,939	12,720
	$697,960	$671,010	$26,950	$757,869	$690,829	$67,040
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2023, 2024 and 2025 was $31,463 , $26,476 and $24,292, respectively.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2023, 2024 and 2025 were $8,571, $2,061 and $3,481, respectively.
Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(4), $(5) and $22 for the years ended December 31, 2023, 2024 and 2025, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
The estimated amortization schedule for the Company’s intangible assets for future periods as of December 31, 2025 is set out below:

For the year ending December 31:
2026	$17,948
2027	16,094
2028	11,804
2029	9,684
2030	8,097
2031	3,413
Total	$67,040
10. Other assets
Other assets consist of the following:

	As of December 31,
	2024	2025
Contract asset (Note 24)	$16,408	$29,228
Advance income and non-income-based taxes	76,720	66,358
Deposits	23,611	27,864
Derivative instruments (Note 6)	4,727	4,107
Prepaid expenses	4,442	51,566
Deferred billings*	122,933	221,988
Right of use of assets finance lease	18,849	20,472
Deferred compensation plan asset (Note 5)	61,549	75,586
Others	20,582	13,211
	$349,821	$510,380
*Deferred billings were $130,253 and $232,647, and allowances for credit losses on deferred billings were $7,320 and $10,659, resulting in net deferred billings balances of $122,933 and $221,988 as of December 31, 2024 and 2025, respectively.
During the years ended December 31, 2023, 2024 and 2025, the Company recorded additional charges of $898, $6,224 and $3,339, respectively, in the income statement on account of credit losses on deferred billings.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
11. Leases ( Continued)
The components of lease cost for operating and finance leases for the years ended December 31, 2023, 2024 and 2025 are summarized below:

	Year ended December 31, 2023	Year ended December 31, 2024	Year ended December 31, 2025
Finance lease cost:
Amortization of ROU assets (Note a)	11,058	10,261	9,975
Interest on lease liabilities (Note b)	1,332	1,351	1,654
Operating lease cost (Note c)	60,629	61,489	64,766
Short-term lease cost (Note c)	1,963	2,111	3,069
Variable lease cost (Note c)	6,785	3,314	3,312
Total lease cost	$81,767	$78,526	$82,776
(a)Included in “depreciation and amortization” in the consolidated statements of income.
(b)Included in “interest income (expense), net” in the consolidated statements of income.
(c)Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.
ROU assets relating to finance leases of $18,849 and $20,472 as of December 31, 2024 and December 31, 2025, respectively, are included in “other assets” in the consolidated balance sheets.
Amortization of ROU assets as set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(3), $(26) and $58 for the years ended December 31, 2023, 2024 and 2025, respectively.
The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(74), $(14) and $289 for the years ended December 31, 2023, 2024 and 2025, respectively.
Other information

	Year ended December 31, 2023	Year ended December 31, 2024	Year ended December 31, 2025
Weighted-average remaining lease term—finance leases	1.9 years	2.39 years	2.45 years
Weighted-average remaining lease term—operating leases	5.06 years	4.69 years	4.36 years
Weighted-average discount rate—finance leases	6.54%	7.49%	6.88%
Weighted-average discount rate—operating leases	8.33%	8.75%	8.94%

	Year ended December 31, 2023	Year ended December 31, 2024	Year ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance leases	$1,332	$1,351	$1,654
Operating cash outflows for operating leases	$70,176	$69,682	$75,131
Financing cash outflows for finance leases	$12,165	$11,358	$9,508

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
11. Leases (Continued)
The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2024 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Finance lease	Operating lease
2025	$9,561	$68,952
2026	5,358	55,397
2027	3,034	48,097
2028	1,450	34,995
2029	243	19,481
Thereafter	—	29,633
Total lease payments	$19,646	$256,555
Less: Imputed interest	2,254	50,296
Total lease liabilities	$17,392	$206,259
    The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2025 to the finance and operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Finance lease	Operating lease
2026	$10,557	$67,670
2027	5,515	61,795
2028	4,070	48,387
2029	1,149	29,504
2030	181	15,124
Thereafter	—	24,398
Total lease payments	$21,472	$246,878
Less: Imputed interest	2,163	43,990
Total lease liabilities	$19,309	$202,888
During the years ended December 31, 2023, 2024 and 2025, the Company recorded impairment charges on operating lease right-of-use assets amounting to $0, $0 and $7,656, respectively, relating to the abandonment of certain leased premises. See Note 20, “Other operating (income) expense, net,” for additional details.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
12. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2024	2025
Accrued expenses	$199,555	$221,316
Accrued employee cost	328,090	380,914
Statutory liabilities	78,267	88,847
Retirement benefits	2,219	2,334
Compensated absences	28,157	30,414
Derivative instruments (Note 6)	37,426	60,595
Contract liabilities (Note 24)	101,853	203,128
Finance lease liabilities	8,581	9,444
Earn-out consideration	—	77,500
Deferred compensation plan liability (Note 5)	3,813	3,831
Other liabilities	25,033	25,302
	$812,994	$1,103,625
13. Long-term debt
In December 2022, the Company entered into the 2022 Credit Agreement ("the 2022 Credit Agreement") which amended its credit facility entered into in August 2018. The 2022 Credit Agreement, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility, is guaranteed by the Company and certain of its subsidiaries. The obligations under the 2022 Credit Agreement are unsecured.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2025, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2024 and 2025, the amount outstanding under the Company's term loan, net of debt amortization expense of $911 and $584, was $476,089 and $449,916, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of December 31, 2025 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
13. Long-term debt (Continued)
The maturity profile of the term loan outstanding as of December 31, 2025, net of debt amortization expense, is as follows:

Year ended	Amount
2026	26,192
2027	423,724
Total	$449,916
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
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2024 and 2025, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $766 and $165, respectively, was $349,234 and $349,835, respectively, which is payable on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes”). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2024 and December 31, 2025, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,883 and $3,005, was $396,117 and $396,994, respectively, which is payable on June 4, 2029.
In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350,000 aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2021 Senior Notes and 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4,551 incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of debt amortization expense of $4,444, was $345,556, which is payable on November 18, 2030.
The Company pays interest on (i) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, (ii) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year and (iii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of April 10, 2026, June 4, 2029 and November 18, 2030, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2021 Senior Notes, March 10, 2026, in the case of the 2024 Senior Notes, May 4, 2029, and in the case of the 2025 Senior Notes, October 18, 2030, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S. for the 2021 Senior Notes and 2024 Notes, and other than the U.S. and UK for the 2025 Senior Notes) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes is subject to adjustment if the credit rating of the 2021 Senior Notes is downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the year ended December 31, 2025, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
13. Long-term debt (Continued)
A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2024	2025
Credit facility, net of amortization expenses	$476,089	$449,916
1.750% 2021 Senior Notes, net of debt amortization expenses	$349,234	$349,835
6.000% 2024 Senior Notes, net of debt amortization expenses	$396,117	$396,994
4.950% 2025 Senior Notes, net of debt amortization expenses	$—	$345,556
	$1,221,440	$1,542,301
Current portion	$26,173	$376,027
Non-current portion	1,195,267	1,166,274
Total	$1,221,440	$1,542,301
14. Short-term borrowings
The Company has the following borrowing facilities:
(a)Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2024 and 2025, the limits available were $22,421 and $26,563, respectively, of which $8,482 and $7,988, respectively, were utilized, constituting non-funded drawdown.
(b)A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into the 2022 Credit Agreement on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facilities under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2024 and 2025. As of December 31, 2024 and 2025, a total of $1,532 and $1,257, respectively, was utilized, of which $0 and $0, respectively, constituted funded drawdown and $1,532 and $1,257, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
15. Other liabilities
Other liabilities consist of the following:

	As of December 31,
	2024	2025
Accrued expenses	60,905	100,573
Accrued employee cost	2,854	4,406
Retirement benefits	13,843	17,237
Compensated absences	48,527	51,780
Derivative instruments (Note 6)	21,273	44,414
Contract liabilities (Note 24)	50,336	47,063
Finance lease liabilities	8,811	9,864
Deferred compensation plan liability (Note 5)	57,111	70,989
Others	5,381	7,038
Total	$269,041	$353,364
16. Employee benefit plans
The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.
Defined benefit plans
In accordance with Indian law, the Company maintains a defined benefit retirement plan ("the Gratuity Plan") covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2024 and 2025, all of the plan assets were primarily invested in debt securities.
On November 21, 2025, the Government of India implemented four new labor codes—the Code on Wages, 2019, the Industrial Relations Code, 2020, the Code on Social Security, 2020, and the Occupational Safety, Health and Working Conditions Code, 2020—which consolidate 29 existing labor laws into a unified legislative framework. The implementation of these codes has significant accounting impacts for the Company's employee benefit obligations.
In accordance with ASC 715, changes to defined benefit plans, such as the Gratuity Plan in India, are accounted for as plan amendments, with the impact recognized in Other Comprehensive Income ("OCI") at the amendment date. The implementation of the new labor codes had a $19,055 impact on the Company's Gratuity Plan, which was recognized as a prior service cost in OCI in 2025 and will subsequently be reclassified to the Company's consolidated statements of income over the future service periods of employees active at the amendment date who are expected to receive benefits under the plan.
In accordance with ASC 710, the impact of the new labor codes on compensated absences for employees in India in the consolidated statement of income for the year ended December 31, 2025 was not significant.
The Company has assessed and disclosed the incremental impact of these legislative changes based on legal opinions received and the best available information. The Company continues to monitor the finalization of implementing rules and clarifications from the Government of India and will recognize any additional accounting effects as required.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2024 and 2025.

	As of December 31,
	2024	2025
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$101,739	$105,693
Service cost	16,625	19,672
Actuarial loss/(gain)	(7,185)	6,880
Interest cost	8,123	8,997
Benefits paid	(9,109)	(9,244)
Plan amendments	—	19,055
Settlements	(349)	(1,386)
Curtailments	(18)	(109)
Gain on exchange rate changes	(4,133)	(4,768)
Projected benefit obligation at the end of the year	$105,693	$144,790
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$86,685	$106,025
Employer contributions	24,720	36,540
Actual gain on plan assets	8,714	7,135
Actuarial gain/(loss)	(1,493)	25
Benefits paid	(9,837)	(10,308)
Settlements	404	(387)
Loss on exchange rate changes	(3,168)	(5,720)
Fair value of plan assets at the end of the year	$106,025	$133,310
Funded status, end of year	$332	$(11,480)
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$16,392	$8,091
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(2,219)	(2,334)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(13,841)	(17,237)
Funded status, end of year	$332	$(11,480)
The change in defined benefit obligation for the years ended December 31, 2025 is largely due to the prior service cost arising from the implementation of new labor codes in India and changes in actuarial assumptions pertaining to discount rates.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
Amounts included in accumulated other comprehensive income (loss) as of December 31, 2023, 2024 and 2025 were as follows:

	As of December 31,
	2023	2024	2025
Net actuarial gain (loss)	(8,747)	$437	$(5,027)
Net prior service credit / (cost)	446	379	(17,520)
Deferred tax benefit (expense)	1,812	(508)	5,227
Other comprehensive income (loss), net	$(6,489)	$308	$(17,320)
Changes in other comprehensive income (loss) during the years ended December 31, 2024 and 2025 were as follows:

	Year ended December 31,
	2024	2025
Net actuarial gain (loss)	$8,870	$(6,817)
Amortization of net actuarial loss	470	1,118
Deferred tax (expense) benefit	(2,320)	5,736
Net prior service credit	2	517
Plan amendments	—	(19,055)
Curtailment	5	2
Settlements	1	2
Effect of exchange rate changes	(231)	869
Other comprehensive income (loss), net	$6,797	$(17,628)
Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2024 and 2025 was as follows:

	As of December 31,
	2024	2025
Accumulated benefit obligation	$13,719	$18,582
Fair value of plan assets at the end of the year	$1,413	$3,987
The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2024 and 2025 was as follows:

	As of December 31,
	2024	2025
Projected benefit obligation	$17,834	$24,914
Fair value of plan assets at the end of the year	$1,773	$5,698
The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $16,062 and $19,216 as of December 31, 2024 and 2025, respectively, and was classified as liabilities in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
Net defined benefit plan costs for the year ended December 31, 2023, 2024 and 2025 include the following components:

	Year ended December 31,
	2023	2024	2025
Service costs	$15,099	$16,625	$19,672
Interest costs	6,930	8,123	8,997
Amortization of actuarial loss	660	195	557
Expected return on plan assets	(5,008)	(5,536)	(7,099)
Settlements	140	279	852
Net Prior Service Credit / (Cost)	—	—	517
Net defined benefit plan costs	$17,821	$19,686	$23,496
Expected Contributions
The Company estimates that it will pay approximately $8,006 in fiscal 2026 related to contributions to defined benefit plans.
The weighted average assumptions used to determine the benefit obligations of the Indian Gratuity Plan as of December 31, 2024 and 2025 are presented below:

	As of December 31,
	2024			2025
Discount rate	7.70%	-	7.75%	7.10%	-	7.40%
Rate of increase in compensation per annum	4.35%	-	8.00%	5.50%	-	10.00%
The weighted average assumptions used to determine the Indian Gratuity Plan costs for the years ended December 31, 2023, 2024 and 2025 are presented below:

	Year ended December 31,
	2023			2024			2025
Discount rate	7.45%	-	7.70%	7.65%	-	7.90%	7.70%	-	7.75%
Rate of increase in compensation per annum	5.20%	-	9.00%	5.20%	-	9.00%	4.35%	-	8.00%
Expected long term rate of return on plan assets per annum	7.00%			7.00%			7.00%
The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2024 and 2025 are presented below:

	As of December 31,
	2024	2025
Discount rate	10.70%	10.70%
Rate of increase in compensation per annum	5.50%	5.50%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2023, 2024 and 2025 are presented below:

	Year ended December 31,
	2023	2024	2025
Discount rate	9.30%	10.70%	10.70%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2024 and 2025 are presented below:

	As of December 31,
	2024	2025
Discount rate	8.44%	8.23%
Rate of increase in compensation per annum	5.80%	5.00%
The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2023, 2024 and 2025 are presented below:

	Year ended December 31,
	2023	2024	2025
Discount rate	9.80%	8.54%	8.44%
Rate of increase in compensation per annum	5.30%	5.80%	5.80%
Expected long-term rate of return on plan assets per annum	2.00%	2.00%	7.00%
The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2024 and 2025 are presented below:

	As of December 31,
	2024			2025
Discount rate	0.34%	—	1.29%	0.81%	—	3.20%
Rate of increase in compensation per annum	—*			2%
*Not significant.
The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2023, 2024 and 2025 are presented below:

	Year ended December 31,
	2023			2024			2025
Discount rate	0.14%	-	0.94%	0.34%	-	1.29%	0.81%	-	3.20%
Rate of increase in compensation per annum	—*			—*			2%
Expected long term rate of return on plan assets per annum	1.77%			1.77%			1.77%
*Not significant.

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
The fair values of the Company’s plan assets as of December 31, 2024 and 2025 by asset category are as follows:

	As of December 31, 2024
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	5,948	5,948	—	—
Fixed income securities (Note a)	99,795	—	99,795	—
Other securities (Note b)	282	—	282	—
Total	$106,025	$5,948	$100,077	$—

	As of December 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	26,063	26,063	—	—
Fixed income securities (Note a)	106,120	—	106,120	—
Other securities (Note b)	1,127	—	1,127	—
Total	$133,310	$26,063	$107,247	$—
(a)Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)Includes investments in funds that invest primarily in equity securities.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2026	21,011
2027	19,090
2028	19,111
2029	18,268
2030	17,894
2031-2035	79,023
$174,397
The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2025.
Defined contribution plans
During the years ended December 31, 2023, 2024 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2023	2024	2025
India	$47,979	$54,867	$60,984
U.S.	20,820	21,600	20,270
UK	19,197	18,348	19,678
China	27,077	29,076	29,659
Other Regions	19,737	18,487	20,971
Total	$134,810	$142,378	$151,562
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
16. Employee benefit plans (Continued)
The liability for the Plan was $60,924 and $74,820 as of December 31, 2024 and December 31, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $61,549 and $75,586 as of December 31, 2024 and December 31, 2025, respectively. The cash surrender value of these insurance policies is included in “Other assets” in the consolidated balance sheets. During the years ended December 31, 2023, 2024 and 2025, the change in the fair value of Plan assets was $7,506, $7,303 and $9,889, respectively, which is included in “Other income (expense), net” in the consolidated statements of income. During the years ended December 31, 2023, 2024 and 2025, the change in the fair value of deferred compensation liabilities was $7,484, $7,307 and $9,908, respectively, which is included in “selling, general and administrative expenses.”
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
A brief summary of each plan is provided below:
2007 Omnibus Plan
The Company adopted the 2007 Omnibus Plan on July 13, 2007 and amended and restated it on April 11, 2012. The 2007 Omnibus Plan provided for the grant of awards intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units ("RSUs"), PUs, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan, the Company was authorized to grant awards for the issuance of up to a total of 23,858,823 common shares.
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
Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2023, 2024 and 2025 were $87,108, $65,318 and $88,650, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.
Income tax benefits recognized in relation to stock-based compensation costs, including options, RSUs and PUs, including excess tax benefits, during the years ended December 31, 2023, 2024 and 2025 were $19,312, $8,997 and $16,487, respectively.
Stock options
All options granted under the 2007 and 2017 Omnibus Plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over three to five years unless otherwise specified in the applicable award agreement. The compensation expense is recognized on a straight-line basis over the vesting term.
The compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model. No options were granted in 2023, 2024 and 2025.
The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
A summary of stock option activity during the years ended December 31, 2023, 2024 and 2025 is set out below:

	Year ended December 31, 2023
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	7,748,114	33.27	5.6	—
Granted	—	—	—	—
Forfeited	(319,646)	41.06	—	—
Expired	(53,990)	43.94	—	—
Exercised	(1,376,330)	20.17	—	29,255
Outstanding as of December 31, 2023	5,998,148	35.77	5.5	$19,341
Vested as of December 31, 2023 and expected to vest thereafter (Note a)	5,784,672	35.38	5.5	$19,332
Vested and exercisable as of December 31, 2023	3,161,392	30.42	4.3	$15,069
Weighted average grant-date fair value of options granted during the period	—

	Year ended December 31, 2024
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	5,998,148	$35.77	5.5	$—
Granted	—	—	—	—
Forfeited	(226,691)	45.13	—	—
Expired	(183,810)	45.19	—	—
Exercised	(240,091)	30.01	—	3,149
Outstanding as of December 31, 2024	5,347,556	$35.31	4.4	$47,372
Vested as of December 31, 2024 and expected to vest thereafter (Note a)	5,262,942	$35.12	4.4	$47,335
Vested and exercisable as of December 31, 2024	4,216,796	$32.35	3.9	$46,650
Weighted average grant-date fair value of options granted during the period	—

	Year Ended December 31, 2025
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	5,347,556	$35.31	4.4	$—
Granted	—	—	—	—
Forfeited	(75,040)	44.90	—	—
Expired	—	—	—	—
Exercised	(235,974)	34.49	—	2,899
Outstanding as of December 31, 2025	5,036,542	$35.20	3.4	$61,095
Vested as of December 31, 2025 and expected to vest thereafter (Note a)	5,020,702	$35.15	3.4	$61,091
Vested and exercisable as of December 31, 2025	4,230,132	$33.18	3.0	$58,912
Weighted average grant-date fair value of options granted during the period	—
(a) Options expected to vest after considering an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
Cash received by the Company upon the exercise of stock options during the years ended December 31, 2023, 2024 and 2025 amounted to $27,755, $7,205 and $8,140, respectively. Income tax benefits from the exercise of stock options during the years ended December 31, 2023, 2024 and 2025 were $6,631, $423 and $479 (including excess tax benefits of $3,453, $110 and $245), respectively.
As of December 31, 2025, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $1,197, which will be recognized over the weighted average remaining requisite vesting period of 0.9 years.
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
A summary of RSU activity during the years ended December 31, 2023, 2024 and 2025 is set out below:

	Year ended December 31, 2023
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	579,622	$42.97
Granted	1,047,905	42.77
Vested (Note b)	(510,057)	42.77
Forfeited	(80,854)	42.96
Outstanding as of December 31, 2023	1,036,616	$42.87
Expected to vest (Note a)	953,972

	Year ended December 31, 2024
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,036,616	$42.87
Granted	1,881,223	34.57
Vested (Note c)	(530,464)	40.01
Forfeited	(253,106)	39.13
Outstanding as of December 31, 2024	2,134,269	$36.71
Expected to vest (Note a)	1,972,934

	Year ended December 31, 2025
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	2,134,269	$36.71
Granted	1,339,281	47.58
Vested (Note d)	(942,725)	37.79
Forfeited	(228,489)	39.72
Outstanding as of December 31, 2025	2,302,336	$42.29
Expected to vest (Note a)	2,145,220

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
(a)RSUs expected to vest after considering an estimated forfeiture rate.
(b)453,761 RSUs that vested during the year were net settled upon vesting by issuing 296,656 shares (net of minimum statutory tax withholding). 9,103 RSUs vested in the year ended December 31, 2023, in respect of which 4,983 shares were issued during 2024 after withholding shares to the extent of minimum statutory withholding taxes. 47,193 RSUs vested in the year ended December 31, 2023, in respect of which 46,982 shares were issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes.
(c)443,718 RSUs that vested during the year were net settled upon vesting by issuing 293,000 shares (net of minimum statutory tax withholding). 22,551 RSUs vested in the year ended December 31, 2024, in respect of which 13,626 were issued in 2025 after withholding shares to the extent of minimum statutory withholding taxes. 64,195 RSUs vested in the year ended December 31, 2024, shares in respect of which will be issued in 2026 after withholding shares to the extent of minimum statutory withholding taxes.
(d)892,189 RSUs that vested during the year were net settled upon vesting by issuing 550,442 shares (net of minimum statutory tax withholding). 50,536 RSUs that vested in the year ended December 31, 2025 will be issued in 2026 after withholding shares to the extent of minimum statutory withholding taxes.
As of December 31, 2025, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $52,495, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.
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
For PUs granted annually beginning in 2023, the performance period of the awards increased to three years from one year. The number of PUs that will ultimately vest will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its total shareholder return ("TSR") relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.
The grant date fair value for PUs granted in 2023, 2024 and 2025 is determined using a Monte Carlo simulation model. This model simulates a range of possible future share prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
The fair value of each PU granted in 2023, 2024 and 2025 was estimated on the date of grant using the following valuation assumptions:

	Year ended December 31, 2023			Year ended December 31, 2024			Year ended December 31, 2025
Dividend yield	1.22%	—	1.52%	1.62%	—	1.81%	1.37%
Expected life (years)	2.54	—	2.80	2.38	—	2.80	2.81
Risk-free rate of interest for expected life	3.80%	—	4.44%	3.83%	—	4.37%	3.89%
Volatility	24.03%	—	24.71%	24.24%	—	26.33%	25.78%
A summary of PU activity during the years ended December 31, 2023, 2024 and 2025 is set out below:

	Year ended December 31, 2023
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2023	3,570,951	$44.07	3,570,951
Granted	986,891	43.99	2,368,538
Vested (Note b)	(647,549)	42.53	(647,549)
Forfeited	(357,362)	44.19	(411,551)
Adjustment upon final determination of level of performance goal achievement (Note c)	96,668	44.50	96,668
Outstanding as of December 31, 2023	3,649,599	$44.32	4,977,057
Expected to vest (Note a)	3,282,005

	Year ended December 31, 2024
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2024	3,649,599	$44.32	4,977,057
Granted	1,381,610	32.64	3,315,864
Vested (Note d)	(1,365,712)	44.13	(1,365,712)
Forfeited	(407,693)	41.76	(722,332)
Outstanding as of December 31, 2024	3,257,804	$39.77	6,204,877
Expected to vest (Note a)	3,305,380

	Year ended December 31, 2025
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2025	3,257,804	$39.77	6,204,877
Granted	881,631	53.83	2,115,914
Vested (Note e)	(1,154,998)	44.50	(1,154,998)
Forfeited	(332,083)	39.76	(796,999)
Outstanding as of December 31, 2025	2,652,354	$42.39	6,368,794
Expected to vest (Note a)	2,969,268

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
17. Stock-based compensation (Continued)
(a)PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)647,549 PSUs that vested during the year 2023 were net settled upon vesting by issuing 412,275 shares (net of minimum statutory tax withholding).
(c)Represents an adjustment made in March 2023 to the number of shares subject to the PUs granted in 2022 upon certification of the level of achievement of the performance targets underlying such awards.
(d)1,365,712 PSUs that vested during the year 2024 were net settled upon vesting by issuing 871,442 shares (net of minimum statutory tax withholding).
(e)1,154,998 PSUs that vested during the year 2025 were net settled upon vesting by issuing 738,490 shares (net of minimum statutory tax withholding).
As of December 31, 2025, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $56,846, which will be recognized over the weighed average remaining requisite vesting period of 1.8 years.
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
During the years ended December 31, 2023, 2024 and 2025, 337,875, 303,923 and 223,543 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2023, 2024 and 2025 was $1,468, $1,065 and $964, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.
18. Capital stock
The Company’s authorized capital stock as of December 31, 2024 and 2025 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 174,661,943 and 170,341,479 common shares, and no preferred shares, issued and outstanding as of December 31, 2024 and 2025, respectively.
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
Share Repurchases
The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,750,000 under the Company’s existing share repurchase program, including $500,000 approved during the first quarter of 2025. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the years ended December 31, 2023, 2024 and 2025, the Company repurchased 6,013,793, 6,591,550 and 6,129,521 of its common shares, respectively, on the open market at a weighted average price of $37.48, $38.31 and $46.16 per share, respectively, for an aggregate cash amount of $225,379, $252,540 and $282,929, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2023, 2024 and 2025, retained earnings were reduced by direct costs, including taxes, related to share repurchases of $720, $1,243 and $(1,589), respectively.
$364,076 remained available for share repurchases under the Company's existing share repurchase program as of December 31, 2025. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.
Dividend
On February 9, 2023, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1375 per share, up from $0.125 per share in 2022, representing an annual dividend of $0.55 per common share, up from $0.50 per share in 2022, payable to holders of the Company’s common shares. On March 24, 2023, June 26, 2023, September 26, 2023 and December 22, 2023, the Company paid dividends of $0.1375 per share, amounting to $25,255, $25,031, $24,944 and $24,784 in the aggregate, respectively, to shareholders of record as of March 10, 2023, June 9, 2023, September 8, 2023 and December 8, 2023, respectively.
On February 8, 2024, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.1525 per share, up from $0.1375 per share in 2023, representing an annual dividend of $0.61 per common share, up from $0.55 per share in 2023, payable to holders of the Company’s common shares. On March 26, 2024, June 26, 2024, September 25, 2024 and December 23, 2024, the Company paid dividends of $0.1525 per share, amounting to $27,492, $27,337, $26,939 and $26,698 in the aggregate, respectively, to shareholders of record as of March 11, 2024, June 10, 2024, September 11, 2024 and December 9, 2024, respectively.
On February 6, 2025, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.17 per share, up from $0.1525 per share in 2024, representing an annual dividend of $0.68 per common share, up from $0.61 per share in 2024, payable to holders of the Company’s common shares. On March 26, 2025, June 30, 2025, September 25, 2025 and December 23, 2025, the Company paid dividends of $0.17 per share, amounting to $29,784, $29,624, $29,293 and $29,046 in the aggregate, respectively, to shareholders of record as of March 11, 2025, June 18, 2025, September 11, 2025 and December 9, 2025, respectively.

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
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive was 2,289,623, 2,341,015 and 1,119,283 for the years ended December 31, 2023, 2024 and 2025, respectively.

	Year ended December 31,
	2023	2024	2025
Net income	$631,255	$513,670	$552,494
Weighted average number of common shares used in computing basic earnings per common share	182,345,548	178,385,972	173,892,795
Dilutive effect of stock-based awards	2,796,295	2,050,928	2,753,849
Weighted average number of common shares used in computing dilutive earnings per common share	185,141,843	180,436,900	176,646,644
Earnings per common share
Basic	$3.46	$2.88	$3.18
Diluted	$3.41	$2.85	$3.13
20. Other operating (income) expense, net

	Year ended December 31,
	2023	2024	2025
Write-down of property, plant and equipment	$—	$—	$2,424
Write-down of operating lease right-of-use assets	—	—	7,656
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(118)	—	—
Loss on the sale of business classified as held for sale	802	—	—
Gain on termination of lease*	(4,874)	—	—
Other operating (income) expense	(526)	(5,616)	(280)
Other operating (income) expense, net	$(4,716)	$(5,616)	$9,800
* Refer to Note 26 for additional information.
21. Interest income (expense), net
Interest income (expense), net consists of the following:

	Year ended December 31,
	2023	2024	2025
Interest income	$18,373	$32,293	$23,919
Interest expense	(66,308)	(79,507)	(73,516)
Interest income (expense), net	$(47,935)	$(47,214)	$(49,597)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes
As described in Note 2, Summary of Significant Accounting Policies, the Company has elected to adopt the guidance in “ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures” (ASU 2023-09), prospectively. In accordance with the guidance, the Company's country of domicile reflected for the year ended December 31, 2025 is Bermuda. This is a change from the comparable periods ended December 31, 2023, and December 31, 2024, for which the United States is presented as the Company's de facto country of domicile. The Company's country of domicile for purposes of this guidance has changed in 2025 due to Bermuda's adoption of an income tax rate of 15% in 2025. Prior to January 2025, the Bermuda income tax rate was zero percent. This change is applied consistently throughout the income tax disclosures.
Income tax expense (benefit) for the years ended December 31, 2023, 2024 and 2025 is allocated as follows:

	Year ended December 31,
	2023	2024	2025
Income from continuing operations	$(29,031)	$163,150	$177,653
Other comprehensive income (loss):
Cash flow hedging derivatives	1,397	(6,663)	(13,006)
Retirement benefits	705	2,320	(5,736)
The components of income before income tax expense (benefit) from continuing operations are as follows:

	Year ended December 31,
	2023	2024
Domestic (U.S.)	$216,718	$307,650
Foreign (other than U.S.)	385,506	369,170
Income before income tax expense (benefit)	$602,224	$676,820

Year ended December 31,
2025
Domestic (Bermuda)	$(38,206)
Foreign (other than Bermuda)	768,353
Income before income tax expense (benefit)	$730,147

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes ( Continued)
Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2023	2024
Current tax expense:
Domestic (U.S. federal)	$20,222	$37,769
Domestic (U.S. state)	7,558	10,470
Foreign (other than U.S.)	101,121	78,301
	$128,901	$126,540
Deferred tax expense (benefit):
Domestic (U.S. federal) (Note a)	$(122,166)	$12,794
Domestic (U.S. state) (Note b)	(32,112)	5,975
Foreign (other than U.S.)	(3,654)	17,841
	$(157,932)	$36,610
Total income tax expense (benefit)	$(29,031)	$163,150
(a)For the year ended December 31, 2023, the amount includes a U.S. federal tax benefit on the transfer of intellectual property rights amounting to $138,390.

(b)For the year ended December 31, 2023, the amount includes a state tax benefit on the transfer of intellectual property rights amounting to $33,800.

Year ended December 31,
2025
Foreign (other than Bermuda)
Current tax expense	$157,710
Deferred tax expense (benefit)	$19,943
Total income tax expense (benefit)	$177,653

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
In accordance with the guidance in effect prior to the Company's adoption of ASU 2023-09, income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2023 and 2024 differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2023	2024
Income before income tax expense (benefit)	$602,224	$676,820
Statutory income tax rates	21%	21%
Computed expected income tax expense	126,467	142,132
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	16,455	14,464
Tax benefit from tax holiday	(3,877)	(4,980)
Foreign-derived intangible income	(11,281)	(20,683)
Non-deductible expenses	2,932	6,058
Impact of change in tax rates (Note c)	(36,099)	1,709
Change in valuation allowance (Note d)	(121,358)	4,012
Unrecognized tax benefits	(5,563)	(5,362)
Internal transfer of intellectual property rights (Note d)	(7,835)	—
State income taxes (Note e)	9,245	16,445
Excess tax benefit on share-based compensation	(5,274)	(114)
Others	7,157	9,469
Reported income tax expense (benefit)	$(29,031)	$163,150
(c)The amount shown for the year ended December 31, 2023 includes a benefit of $35,771 resulting from a new income tax enacted in Bermuda on December 27, 2023, the impact of which has been fully offset by a valuation allowance.

(d)For the year ended December 31, 2023, the Company recorded an income tax benefit of $169,945 in connection with an intercompany transfer of certain intellectual property rights from certain non-U.S. subsidiaries to certain wholly-owned US subsidiaries in an effort to better align with the Company’s business operations, which is reflected in the rows titled “change in valuation allowance” and “internal transfer of intellectual property rights” in the reconciliation table above.

(e)The amount shown for the year ended December 31, 2023 does not include a state tax benefit on the transfer of intellectual property rights amounting to $33,800.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
In accordance with the guidance prescribed in ASU 2023-09, income tax expense (benefit) attributable to income from continuing operations for the year ended December 31, 2025 differed from the amounts computed by applying the Bermuda statutory income tax rate of 15%, the income tax rate of our country of domicile, to income before income tax expense (benefit) as follows:

	Year Ended December 31,
	2025
	Total	%
Income before income tax expense	$730,147
Bermuda statutory income tax rate	109,522	15.0%
Bermuda
Changes in valuation allowances	4,644	0.6%
Nontaxable or Nondeductible items	1,087	0.1%
Foreign tax effects
India
Effect of rates different than statutory	35,290	4.8%
Other	2,687	0.4%
United States
Effect of rates different than statutory	17,367	2.4%
Non-deductible compensation	6,887	0.9%
State and local income taxes	11,389	1.6%
Foreign-derived intangible income	(22,342)	(3.1)%
Other	(4,594)	(0.6)%
Other foreign jurisdictions	12,506	1.8%
Worldwide changes in unrecognized tax benefits	3,210	0.4%
Reported income tax expense	$177,653	24.3%

The effect of the tax holiday on both basic and diluted earnings per share was $0.02, $0.03 and $0.03, respectively, for the years ended December 31, 2023, 2024 and 2025.
The income taxes paid by jurisdiction, in accordance with the disclosure requirements of ASU 2023-09, for the year ended December 31, 2025, are as follows:

Year ended December 31,
2025
Foreign:
India	$61,541
United Kingdom	12,013
United States federal	29,328
All other foreign	40,763
Income taxes, net of amounts refunded	$143,645

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)

The components of the Company’s deferred tax balances as of December 31, 2024 and 2025 are as follows:

	As of December 31,
	2024	2025
Deferred tax assets
Net operating loss carryforwards	$81,563	$85,303
Accrued expenses and other liabilities	68,218	79,606
Allowance for credit losses	5,209	8,383
Property, plant and equipment, net	9,697	9,927
Lease liabilities	40,707	45,051
Share-based compensation	20,801	16,986
Intangible assets, net	184,623	160,773
Retirement benefits	6,113	4,802
Contract liabilities	13,361	7,906
Tax credit carryforwards	31,094	30,087
Derivative instruments	10,532	22,103
Others	11,558	11,315
Total deferred tax assets	$483,476	$482,242
Less: Valuation allowance	(105,661)	(110,877)
Total deferred tax assets, net of valuation allowance	$377,815	$371,365
Deferred tax liabilities
Property, plant and equipment, net	1,751	1,205
Right-of use assets	34,682	39,465
Retirement benefits	1,350	3,393
Investments in foreign subsidiaries not indefinitely reinvested	11,009	13,205
Derivative instruments	1,149	2,182
Goodwill	59,762	61,759
Others	14,544	12,448
Total deferred tax liabilities	$124,247	$133,657
Net of deferred tax assets and liabilities	$253,568	$237,708

	As of December 31,
Classified as	2024	2025
Deferred tax assets non-current	$269,476	$258,789
Deferred tax liabilities non-current	15,908	21,081
	$253,568	$237,708

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2023, 2024 and 2025 is as follows:

	Year ended December 31,
	2023	2024	2025
Opening valuation allowance	$222,655	$101,438	$105,661
Reduction during the year through continuing operations	(162,138)	(3,603)	(1,266)
Addition during the year through continuing operations	40,921	7,826	6,482
Net change in valuation allowance	$(121,217)	$4,223	$5,216
Closing valuation allowance	$101,438	$105,661	$110,877

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
Management considers the scheduled reversal of deferred tax liabilities, carryback availability and projected taxable income in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible temporary differences and carry forwards, net of the existing valuation allowances as of December 31, 2025. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
For the years ended December 31, 2023, 2024 and 2025, the Company recognized net excess tax benefits on share-based compensation of $5,274, $114 and $985, respectively, in income tax expense attributable to continuing operations.
As of December 31, 2025, the Company’s deferred tax assets related to federal and national operating loss carryforwards of $457,111 for all countries amounted to $73,327 (excluding state and local operating loss carryforwards). Federal and national operating loss carryforwards of subsidiaries in Bermuda, France, the United Kingdom, Hong Kong, Mauritius, New Zealand, the United States and Luxembourg (for 2016 and prior years) amounted to $354,237 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
22. Income taxes (Continued)
The Company’s remaining federal and national operating loss carryforwards expire as set forth in the table below:

	Europe	Others
Year ending December 31,
2026	$610	$258
2027	—	211
2028	—	49
2029	805	64
2030	2,762	326
2032	—	237
2034	18,820	69
2035	7,357	—
2036	63,373	—
2037	—	184
2041	427	—
2042	7,322	—
	$101,476	$1,398

In the table above, “Europe” includes federal and national operating loss carryforwards of subsidiaries in Bulgaria, Czech Republic, Slovakia, Poland and Luxembourg, while “Others” includes net operating loss carryforwards of subsidiaries in Argentina, China, Colombia, India, Japan and the Philippines.
As of December 31, 2025, the Company had additional deferred tax assets of $11,976 for state and local operating loss carryforwards of $187,868 in all countries, of which $146,082 will expire in various years from 2026 through 2044. The remaining $41,786 of state and local net operating loss carryforwards can be carried forward for an indefinite period.
As of December 31, 2025, the Company had total United States foreign tax credit carryforwards of $30,087, which will expire as set forth in the table below:

Year ending December 31,	Amount
2027	$4,676
2028	3,217
2029	1,833
2030	832
2031	5,341
2032	2,599
2033	5,788
2034	5,120
2035	681
$30,087

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
The Company reports its gain (loss) on derivatives designated as cash flow hedges, actuarial gain (loss) on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in OCI.
The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2023, 2024 and 2025:

	2023	2024	2025
Opening Balance at January 1	$25,430	$19,236	$14,063
Increase related to prior year tax positions, including recorded in acquisition accounting	1,385	27	24
Decrease related to prior year tax positions for other reasons	(2,405)	—	—
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(4,658)	(4,149)	(2,958)
Increase related to current year tax positions	677	256	5,700
Decrease related to settlements with taxing authorities	(1,144)	(967)	(54)
Effect of exchange rate changes	(49)	(340)	(223)
Closing Balance at December 31	$19,236	$14,063	$16,552
As of December 31, 2024 and 2025, the Company had unrecognized tax benefits amounting to $14,036 and $16,552, respectively, which, if recognized, would affect the Company's effective tax rate.
As of December 31, 2024 and 2025, the Company had accrued $3,141 and $3,552, respectively, in interest and $43 and $5, respectively, for penalties relating to income taxes.
During the years ended December 31, 2023, 2024 and 2025, the Company recognized $220, $(1,387) and $395, respectively, in interest expense (income) related to income taxes.
With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2019. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2019 and January 1, 2016, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting
The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approaches key markets and interacts with its clients.
The Company's reportable segments are as follows: (1) Financial Services; (2) Consumer and Healthcare; and (3) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and G&A expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization of acquired intangible assets, unallocated corporate expenses, foreign exchange gain/(loss), interest income/(expense), restructuring (expense)/income, acquisition related expenses, gains/(losses) from businesses held for sale, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead, write-downs of property, plant and equipment and right-of-use assets, and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
The Company adopted ASU No. 2023-07, "Segment Reporting" (Topic 280), during the year ended December 31, 2024 and has provided the additional segment related information as required by ASU 2023-07 for the years ended December 31, 2023, 2024 and 2025. The Company has identified cost of revenue as the significant segment expense which is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.
Revenues, cost of revenue, other segment items and AOI for each of the Company’s segments in the year ended December 31, 2023 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,225,375	$788,121	$243,899	$193,355
Consumer and Healthcare	1,570,719	1,037,755	290,507	242,457
High Tech and Manufacturing	1,680,794	1,080,347	302,538	297,909
Net revenues	$4,476,888
Business held for sale (refer to Note (a) below)	(490)	(1,265)	(426)	1,201
Net revenues (excluding business held for sale - refer to Note (a) below)	$4,476,398
Unallocated corporate expenses		—	(28,016)	28,016
Stock-based compensation				(88,576)
Amortization of acquired intangible assets				(31,348)
Foreign exchange gains, net				4,274
Interest income (expense), net				(47,935)
Restructuring (expense) / income (refer to Note (b) below and Note 26)				4,874
Operating loss from the business classified as held for sale (refer to Note (a) below)				(1,201)
Loss on the sale of business classified as held for sale (refer to Note (a) below)				(802)
Income tax benefit				29,031
Net income				$631,255

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
(a) In 2022, the Company's management approved a plan to divest a business that comprised part of the Company's Consumer and Healthcare segment. The revenues and associated losses attributable to this business have been excluded from the computation of AOI margin as management believes that excluding these items provides useful information about the Company's financial performance and underlying business trends.
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
Revenues, cost of revenue, other segment items and AOI for each of the Company’s segments in the year ended December 31, 2024 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,288,852	$822,575	$250,366	$215,911
Consumer and Healthcare	1,692,707	1,099,482	300,079	293,146
High Tech and Manufacturing	1,785,580	1,155,016	311,152	319,412
Net revenues	$4,767,139
Unallocated corporate expenses		—	14,533	(14,533)
Stock-based compensation				(66,383)
Amortization of acquired intangible assets				(26,456)
Foreign exchange gains, net				2,937
Interest income (expense), net				(47,214)
Income tax expense				(163,150)
Net income				$513,670
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
23. Segment reporting (Continued)
Revenues, cost of revenue, other segment items and AOI for each of the Company’s segments in the year ended December 31, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,356,834	855,647	257,028	244,159
Consumer and Healthcare	1,724,666	1,119,139	310,434	295,093
High Tech and Manufacturing	1,998,379	1,274,081	354,096	370,202
Net revenues	$5,079,879
Unallocated corporate expenses			21,886	(21,886)
Stock-based compensation				(89,616)
Amortization of acquired intangible assets				(24,288)
Foreign exchange gains, net				7,390
Interest income (expense), net				(49,597)
Acquisition-related expenses				(1,310)
Income tax expense				(177,653)
Net income				$552,494
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.
No single customer accounted for more than 10% of the Company's consolidated net revenues in 2023, 2024 or 2025.
Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2023	2024	2025
India	$2,320,853	$2,761,552	$2,982,991
Asia, other than India	643,096	700,259	788,059
North and Latin America	979,946	683,407	730,435
Europe	532,993	621,921	578,395
Total net revenues	$4,476,888	$4,767,139	$5,079,879
Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2024	2025
India	$143,172	$134,222
Asia, other than India	21,524	25,824
North and Latin America	19,584	21,981
Europe	23,663	8,421
Total	$207,943	$190,448

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
24. Net revenues
Disaggregation of revenue
Prior to the quarter that began on April 1, 2025, the Company disaggregated its revenue as revenue from either Data-Tech-AI or Digital Operations based on the nature of the solutions and services provided.
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
In the following table, the Company’s revenue is disaggregated between Data-Tech-AI and Digital Operations:

	Year ended December 31,
	2023	2024	2025
Data-Tech-AI	$2,089,463	$2,233,872	$2,442,380
Digital Operations	2,387,425	2,533,267	2,637,499
Net revenues	$4,476,888	$4,767,139	$5,079,879

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
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Year ended December 31,
	2023	2024	2025
Advanced Technology Solutions	$984,713	$1,029,134	$1,204,117
Core Business Services	$3,492,175	$3,738,006	$3,875,762
Net revenues	$4,476,888	$4,767,139	$5,079,879
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
The following table provides details of the Company’s contract balances:

	As of December 31,
	2024	2025
Contract assets (Note a)	$48,980	$64,811
Contract liabilities (Note b)
Deferred transition revenue	$106,769	$90,607
Advance from customers	$45,420	$159,584

(a) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheets.
(b) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheets.
Changes in the Company’s contract asset and liability balances during the years ended December 31, 2024 and 2025 were a result of normal business activity and not materially impacted by any other factors.
Revenue recognized during the years ended December 31, 2024 and 2025 that was included in the contract liabilities balance at the beginning of the period was $112,896 and $112,113, respectively.
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2025:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$250,191	$203,128	$36,080	$10,364	$619

The following table provides details of the Company’s contract cost assets:

	As of December 31, 2024		As of December 31, 2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$41,964	$160,579	$41,348	$159,552
Closing balance	41,348	159,552	34,556	162,863
Amortization	29,179	75,477	27,051	80,014

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
25. Commitments and contingencies
Capital commitments
As of December 31, 2024 and 2025, the Company has committed to spend $25,309 and $16,542, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $10,014 and $9,245 as of December 31, 2024 and 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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
(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $98,093, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA has filed to appeal this decision to the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of December 31, 2025.
26. Restructuring
In 2023, the Company successfully terminated a lease agreement involving leased premises that were abandoned as part of the 2022 restructuring. Accordingly, effective upon the lease termination date, the Company recorded a gain in other operating (income) expense of $4,874 in 2023. There was no restructuring charge or income in 2024 and 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(In thousands, except per share data and share count)
27. Subsequent Events
Dividend
In February 2026, the Company announced that its board of directors approved a 10% increase in its quarterly cash dividend, representing a planned annual dividend of $0.75 per common share in 2026, increased from $0.68 per common share in 2025. The board of directors also declared a dividend for the first quarter of 2026 of $0.1875 per common share, which will be paid on March 31, 2026 to shareholders of record as of the close of business on March 16, 2026. The declaration of any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.
Share Repurchase
Pursuant to its share repurchase program, the Company repurchased 1,204,744 of its common shares on the open market between January 1, 2026 and February 25, 2026 at a weighted average price of $38.15 per share for an aggregate cash amount of $45,960.