Form 10-Q
period 2026-03-31
Genpact LTD
filed 2026-05-08
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2026
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
Yes ☐ No ☒
As of May 5, 2026, there were 169,506,510 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2025	As of March 31, 2026
Assets
Current assets
Cash and cash equivalents		$853,836	$578,079
Short-term investments		350,000	350,000
Accounts receivable, net of allowance for credit losses of $22,097 and $22,708 as of December 31, 2025 and March 31, 2026, respectively	4	1,240,550	1,259,922
Prepaid expenses and other current assets	7	211,981	217,257
Total current assets		$2,656,367	$2,405,258

Property, plant and equipment, net	8	190,448	180,669
Operating lease right-of-use assets		181,708	187,421
Deferred tax assets	22	258,789	269,073
Intangible assets, net	9	67,040	69,742
Goodwill	9	1,781,116	1,767,683
Contract cost assets	19	197,419	192,871
Other assets, net of allowance for credit losses of $10,659 and $12,435 as of December 31, 2025 and March 31, 2026, respectively		510,380	544,522
Total assets		$5,843,267	$5,617,239

Liabilities and equity
Current liabilities
Current portion of long-term debt	11	376,027	376,180
Accounts payable		27,533	26,231
Income taxes payable	22	43,074	42,639
Accrued expenses and other current liabilities	12	1,103,625	926,419
Operating lease liabilities		52,221	54,789
Total current liabilities		$1,602,480	$1,426,258

Long-term debt, less current portion	11	1,166,274	1,160,163
Operating lease liabilities		150,667	149,708
Deferred tax liabilities	22	21,081	21,385
Other liabilities	13	353,364	384,532
Total liabilities		$3,293,866	$3,142,046

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 170,341,479 and 169,504,186 issued and outstanding as of December 31, 2025 and March 31, 2026, respectively		1,696	1,688
Additional paid-in capital		2,018,985	2,021,588
Retained earnings		1,390,164	1,436,409
Accumulated other comprehensive income (loss)		(861,444)	(984,492)
Total equity		$2,549,401	$2,475,193
Commitments and contingencies	23
Total liabilities and equity		$5,843,267	$5,617,239

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2025	2026
Net revenues	19	$1,214,926	$1,296,072
Cost of revenue		785,932	824,404
Gross profit		$428,994	$471,668
Operating expenses:
Selling, general and administrative expenses		241,084	270,337
Amortization of acquired intangible assets	9	4,320	3,112
Other operating (income) expense, net	20	(112)	(364)
Income from operations		$183,702	$198,583
Foreign exchange gains, net		1,289	7,302
Interest income (expense), net	21	(11,446)	(11,602)
Other income (expense), net		1,678	(289)
Income before income tax expense		$175,223	$193,994
Income tax expense	22	44,370	46,002
Net income		$130,853	$147,992
Earnings per common share	17
Basic		$0.75	$0.87
Diluted		$0.73	$0.86
Weighted average number of common shares used in computing earnings per common share	17
Basic		175,528,308	170,307,477
Diluted		178,435,142	172,845,179

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2026
Net income	$130,853	$147,992
Other comprehensive income:
Currency translation adjustments	15,413	(69,395)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	13,827	(58,899)
Retirement benefits (expense), net of taxes	(103)	5,246
Other comprehensive income (loss)	29,137	(123,048)
Comprehensive income	$159,990	$24,944

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 15)	95,920	1	4,071	—	—	4,072
Issuance of common shares under the employee stock purchase plan (Note 15)	59,945	1	2,870	—	—	2,871
Net settlement on vesting of restricted share units (Note 15)	522,905	5	(12,754)	—	—	(12,749)
Net settlement on vesting of performance units (Note 15)	737,027	7	(18,006)	—	—	(17,999)
Stock repurchased and retired (Note 16)	(1,206,812)	(12)	—	(62,951)	—	(62,963)
Expenses related to stock repurchased (Note 16)	—	—	—	(24)	—	(24)
Stock-based compensation expense (Note 15)	—	—	20,036		—	20,036
Comprehensive income (loss):
Net income	—	—	—	130,853	—	130,853
Other comprehensive income (loss)	—	—	—		29,137	29,137
Dividend ($0.1700 per common share, Note 16)	—	—	—	(29,784)	—	(29,784)
Balance as of March 31, 2025	174,870,928	$1,742	$1,941,478	$1,274,790	$(764,949)	$2,453,061

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended March 31, 2026
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2026	170,341,479	$1,696	$2,018,985	$1,390,164	$(861,444)	$2,549,401
Issuance of common shares on exercise of options (Note 15)	2,800	—	77	—	—	77
Issuance of common shares under the employee stock purchase plan (Note 15)	76,679	1	2,740	—	—	2,741
Net settlement on vesting of restricted share units (Note 15)	635,422	6	(16,343)	—	—	(16,337)
Net settlement on vesting of performance units (Note 15)	259,792	3	(6,144)	—	—	(6,141)
Stock repurchased and retired (Note 16)	(1,811,986)	(18)	—	(69,938)	—	(69,956)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(36)	—	(36)
Stock-based compensation expense (Note 15)	—	—	22,273		—	22,273
Comprehensive income (loss):
Net income	—	—	—	147,992	—	147,992
Other comprehensive income (loss)	—	—	—		(123,048)	(123,048)
Dividend ( $0.1875 per common share, Note 16)	—	—	—	(31,773)	—	(31,773)
Balance as of March 31, 2026	$169,504,186	$1,688	$2,021,588	$1,436,409	$(984,492)	$2,475,193

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2026
Operating activities
Net income	$130,853	$147,992
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,892	17,733
Amortization of debt issuance costs	550	770
Amortization of acquired intangible assets	4,320	3,112
Allowance for credit losses (refer to Note 4)	7,294	4,719
Unrealized loss/(gain) on revaluation of foreign currency assets/liabilities	3,207	(3,400)
Stock-based compensation expense	20,036	22,273
Deferred tax expense	8,063	8,563
Others, net	(66)	(48)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,972	(29,014)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(23,915)	(45,931)
Increase (decrease) in accounts payable	1,835	(1,939)
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(140,240)	(148,811)
Increase in income taxes payable	4,635	446
Net cash provided by (used for) operating activities	$40,436	$(23,535)
Investing activities
Purchase of property, plant and equipment	(21,979)	(23,930)
Payment for internally generated intangible assets (including intangible assets under development)	(601)	(7,516)
Proceeds from maturity of short term investments	23,359	—
Net cash provided by (used for) investing activities	$779	$(31,446)
Financing activities
Repayment of finance lease obligations	(2,349)	(2,423)
Payment of debt issuance and refinancing costs	—	(394)
Repayment of long-term debt	(6,625)	(6,625)
Proceeds from issuance of common shares under stock-based compensation plans	6,943	2,818
Payment for net settlement of stock-based awards	(30,742)	(18,445)
Dividend paid	(29,784)	(31,773)
Payment of earn-out consideration	—	(77,500)
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(62,987)	(69,992)
Net cash used for financing activities	$(125,544)	$(204,334)
Net decrease in cash and cash equivalents	(84,329)	(259,315)
Effect of exchange rate changes	(2,302)	(16,442)
Cash and cash equivalents at the beginning of the period	648,246	853,836
Cash and cash equivalents at the end of the period	$561,615	$578,079
Supplementary information
Cash paid during the period for interest	$7,145	$6,623
Cash paid during the period for income taxes, net of refund	$21,402	$40,336
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is an agentic and advanced technology solutions company recognized for its deep industry knowledge, process intelligence and last-mile expertise. The Company has over 145,000 employees serving clients from more than 35 countries.

2. Summary of significant accounting policies
(a) Basis of preparation and principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by U.S. GAAP for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
For the three months ended March 31, 2026, cash flows related to the CCA implementation costs were correctly classified within "net cash provided by (used for) operating activities." However, for the three months ended March 31, 2025, these cash flows were incorrectly classified within "net cash used for investing activities" in the Company’s consolidated statements of cash flows and have not been reclassified to "net cash provided by (used for) operating activities" as the amounts are considered immaterial.
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
The following recently released accounting standards have been adopted by the Company:
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326)." This Accounting Standard Update ("ASU") provides public entities with an additional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. This includes assets acquired in business combinations or through consolidation of VIEs that is not a business if those assets arose from transactions that the acquiree or variable interest entity accounted for under ASC 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.
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
3. Business acquisitions
XponentL Data, Inc.
On June 5, 2025, the Company, by way of a merger, acquired 100% of the outstanding equity interest in XponentL Data, Inc., a Delaware corporation, and certain affiliated entities in Albania, India and Kosovo (collectively referred to as “XponentL”) for total purchase consideration of $160,157 (including $2,273 of cash acquired), which includes the following:
i.Cash consideration paid by the Company to the sellers of XponentL on the closing date of $82,657; and
ii.Final earn-out consideration of $77,500 paid by the Company in the three months ended March 31, 2026 to the sellers of XponentL based on the actual performance of the acquired business through the year ended December 31, 2025 relative to the thresholds specified in the earn-out calculation. See Note 5, “Fair value measurements,” for additional details.
No portion of the purchase consideration is outstanding as of March 31, 2026. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
3. Business acquisitions (Continued)
This acquisition adds differentiated domain-led data strategy, design, and engineering capabilities, deep industry experience, and strategic partnerships. It also builds on the Company's pivot to data, AI, and other advanced technologies, enhancing the Company's ability to help its clients across the lifecycle of AI transformation, from strategy through implementation.
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
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Year ended December 31, 2025	Three months ended March 31, 2026
Opening balance as of January 1	$12,094	$22,097
Additions (net), charged to income statement	17,193	2,943
Deductions/effect of exchange rate fluctuations	(7,190)	(2,332)
Closing balance	$22,097	$22,708
Accounts receivable were $1,262,647 and $1,282,630, and allowances for credit losses were $22,097 and $22,708, resulting in net accounts receivable balances of $1,240,550 and $1,259,922 as of December 31, 2025 and March 31, 2026, respectively.
In addition, deferred billings were $232,647 and $253,483 and allowances for credit losses on deferred billings were $10,659 and $12,435, resulting in net deferred billings balances of $221,988 and $241,048 as of December 31, 2025 and March 31, 2026, respectively.
During the three months ended March 31, 2025 and 2026, the Company recorded charges of $1,448 and $1,776, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheets as of December 31, 2025 and March 31, 2026.
The Company has a revolving accounts receivable-based facility of $100,000 as of December 31, 2025 and March 31, 2026 that permits it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the year ended December 31, 2025 and the three months ended March 31, 2026 was $59,952 and $79,461, respectively. The principal amount outstanding against this facility as of December 31, 2025 and March 31, 2026 was $55,140 and $79,436, respectively. The cost of factoring such accounts receivable during the three months ended March 31, 2025 and 2026 was $678 and $681, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses (Continued)
The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $327,207 during the year ended December 31, 2025 and $85,052 during the three months ended March 31, 2026, which also represent the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three months ended March 31, 2025 and 2026 was $1,176 and $1,301, respectively. These costs are included under "interest income (expense), net" in the Company’s consolidated statements of income.
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2025 and March 31, 2026:

	As of December 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$15,440	$—	$15,440	$—
Deferred compensation plan assets (Note a, e)	75,586	—	—	75,586
Total	$91,026	$—	$15,440	$75,586
Liabilities
Earn-out consideration (Note b, d)	77,500	—	—	77,500
Derivative instruments (Note b, c)	105,009	—	105,009	—
Deferred compensation plan liability (Note b, f)	74,820	—	—	74,820
Total	$257,329	$—	$105,009	$152,320

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)

	As of March 31, 2026
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$23,748	$—	$23,748	$—
Deferred compensation plan assets (Note a, e)	76,775	—	—	76,775
Total	$100,523	$—	$23,748	$76,775
Liabilities
Earn-out consideration (Note b, d)	—	—	—	—
Derivative instruments (Note b, c)	205,857	—	205,857	—
Deferred compensation plan liability (Note b, f)	76,178	—	—	76,178
Total	$282,035	$—	$205,857	$76,178

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026
Opening balance	$—	$77,500
Payments made on earn-out consideration	$—	$(77,500)
Closing balance	$—	$—
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026
Opening balance	$61,549	$75,586
Additions (net of redemption)	1,404	2,626
Change in fair value of deferred compensation plan assets (Note a)	(1,141)	(1,437)
Closing balance	$61,812	$76,775

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026
Opening balance	$60,924	$74,820
Additions (net of redemption)	1,404	2,786
Change in fair value of deferred compensation plan liabilities (Note a)	(1,132)	(1,428)
Closing balance	$61,196	$76,178
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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,771,310	$2,537,209	$(72,843)	$(167,737)
United States Dollars (sell) Mexican Peso (buy)	71,400	60,900	2,201	2,585
United States Dollars (sell) Philippines Peso (buy)	234,000	214,050	(5,739)	(9,427)
Euro (sell) United States Dollars (buy)	446,846	422,290	(9,636)	269
Euro (sell) Romanian Leu (buy)	63,353	46,449	143	478
Japanese Yen (sell) Chinese Renminbi (buy)	67,617	71,212	3,746	5,109
United States Dollars (sell) Chinese Renminbi (buy)	82,800	72,300	144	1,108
Pound Sterling (sell) United States Dollars (buy)	92,322	80,245	(279)	1,263
United States Dollars (sell) Hungarian Forint (buy)	33,000	24,000	2,524	1,688
Australian Dollars (sell) Indian Rupees (buy)	189,797	186,385	(8,204)	(17,613)
United States Dollars (sell) Polish Zloty (buy)	42,000	35,250	1,884	375
Japanese Yen (sell) United States Dollars (buy)	7,000	—	238	—
Israeli Shekel (buy) United States Dollars (sell)	30,000	20,000	1,025	527
South African Rand (sell) United States Dollars (buy)	18,000	18,000	(1,186)	(836)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	(46)	136
United States Dollars (sell) Costa Rica Colon (buy)	44,400	44,300	773	2,838
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	193	38
United States Dollars (sell) Malaysian Ringgit (buy)	21,000	21,250	486	343
Interest rate swaps (floating to fixed)	221,875	218,750	(4,993)	(3,253)
	$4,449,720	$4,085,590	$(89,569)	$(182,109)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026
Assets
Prepaid expenses and other current assets	$9,257	$12,127	$2,076	$3,126
Other assets	$4,107	$8,495	$—	$—

Liabilities
Accrued expenses and other current liabilities	$47,648	$93,640	$12,947	$27,929
Other liabilities	$44,414	$84,288	$—	$—

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

In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income (loss). This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 11 below). The remaining gain to be amortized related to the treasury rate lock agreement as of December 31, 2025 and March 31, 2026 was $44 and $4, respectively.

In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2025 and March 31, 2026 was $272 and $252, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)

In November 2025, the Company executed treasury rate lock agreements for $350,000 in connection with future interest payments to be made on its senior notes issued in November 2025 by Genpact UK Finco plc and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2025 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of December 31, 2025 and March 31, 2026 was $226 and $214, respectively.

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2025			2026
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(29,271)	$6,809	$(22,462)	$(79,151)	$19,815	$(59,336)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(5,228)	1,234	(3,994)	(11,495)	3,098	(8,397)
Changes in fair value of effective portion of outstanding derivatives, net	12,442	(2,609)	9,833	(90,111)	22,815	(67,296)
Gain (loss) on cash flow hedging derivatives, net	17,670	(3,843)	13,827	(78,616)	19,717	(58,899)
Closing balance	$(11,601)	$2,966	$(8,635)	$(157,767)	$39,532	$(118,235)

The gains or losses recognized in OCI and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended March 31,			Three months ended March 31,
	2025	2026		2025	2026
Forward foreign exchange contracts	$13,839	$(91,371)	Revenue	$999	$(225)
Interest rate swaps	(1,397)	1,260	Cost of revenue	(5,350)	(9,447)
Treasury rate lock		—	Selling, general and administrative expenses	(770)	(1,353)
			Interest expense	(107)	(470)
	$12,442	$(90,111)		$(5,228)	$(11,495)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three months ended March 31, 2025 and 2026, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2025	2026
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$4,630	$(24,304)
		$4,630	$(24,304)

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
7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2025	As of March 31, 2026
Advance income and non-income-based taxes	$61,065	$58,275
Contract asset (Note 19)	35,583	42,477
Prepaid expenses	51,778	57,519
Derivative instruments (Note 6)	11,333	15,253
Employee advances	3,353	3,652
Deposits	2,280	2,086
Advances to suppliers	2,913	1,648
Others	43,676	36,347
Total	$211,981	$217,257

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

8. Property, plant and equipment, net
The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2025	As of March 31, 2026
Property, plant and equipment, gross*	$773,392	$743,933
Less: Accumulated depreciation and amortization	(582,944)	(563,264)
Property, plant and equipment, net	$190,448	$180,669

*Including capital work in progress
Depreciation expense on property, plant and equipment for the three months ended March 31, 2025 and 2026 was $13,477 and $13,375, respectively. Computer software amortization for the three months ended March 31, 2025 and 2026 was $502 and $361, respectively.

9. Goodwill and intangible assets
The following table presents the changes in goodwill for the year ended December 31, 2025 and the three months ended March 31, 2026:

	For the year ended December 31, 2025	For the three months ended March 31, 2026
Opening balance	$1,669,769	$1,781,116
Goodwill relating to acquisitions consummated during the period	111,925	—
Impact of measurement period adjustments	346	—
Effect of exchange rate fluctuations	(924)	(13,433)
Closing balance	$1,781,116	$1,767,683
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Impact of measurement period adjustments	19	274	53	346
Effect of exchange rate fluctuations	280	(106)	(1,098)	(924)
Closing balance	$411,428	$676,484	$693,204	$1,781,116

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2026:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$411,428	$676,484	$693,204	$1,781,116
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	—	—	—	—
Effect of exchange rate fluctuations	(3,129)	(5,074)	(5,230)	(13,433)
Closing balance	$408,299	$671,410	$687,974	$1,767,683

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
The total amount of the Company’s goodwill deductible for income tax purposes was $210,585 and $203,435 as of December 31, 2025 and March 31, 2026, respectively.
The Company’s intangible assets are as follows:

	As of December 31, 2025			As of March 31, 2026
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$513,977	$459,682	$54,295	$510,744	$459,561	$51,183
Marketing-related intangible assets	102,233	102,208	25	102,043	102,018	25
Technology-related intangible assets	141,659	128,939	12,720	149,264	130,730	18,534
	$757,869	$690,829	$67,040	$762,051	$692,309	$69,742
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2025 and 2026 were $4,320 and $3,112, respectively.
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2025 and 2026 were $618 and $1,784, respectively.
10. Short-term borrowings
The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2025 and March 31, 2026, the limits available were $26,563 and $30,996, respectively, of which $7,988 and $7,760, respectively, was utilized, constituting non-funded drawdown.
b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each wholly owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of December 31, 2025 and March 31, 2026. As of December 31, 2025 and March 31, 2026, a total of $1,257 and $1,257, respectively, was utilized, of which $0 and $0, respectively, constituted funded drawdown and $1,257 and $1,257, respectively, constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of December 31, 2025 and March 31, 2026, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
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
11. Long-term debt ( Continued)
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2026, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2025 and March 31, 2026, the amount outstanding under the Company's term loan, net of debt amortization expense of $584 and $507, was $449,916 and $443,368, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of March 31, 2026 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.

The maturity profile of the term loan outstanding as of March 31, 2026, net of debt amortization expense, is as follows:

Year ended	Amount
2026	19,644
2027	423,724
Total	$443,368

In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes were fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes was amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $165 and $16, respectively, was $349,835 and $349,984, respectively. The 2021 Senior Notes were repaid on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes”). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3,005 and $2,789, respectively, was $396,994 and $397,211, respectively, which is payable on June 4, 2029.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)

In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350,000 aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4,551 incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2025 Senior Notes, net of debt amortization expense of $4,444 and $4,220, respectively, was $345,556 and $345,780, respectively, which is payable on November 18, 2030.

The Company paid interest on the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year through the maturity date of April 10, 2026. The Company pays interest on (i) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year and (ii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of June 4, 2029 and November 18, 2030, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2024 Senior Notes, May 4, 2029, and in the case of the 2025 Senior Notes, October 18, 2030, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the 2021 Senior Notes was subject to adjustment if the credit rating of the 2021 Senior Notes was downgraded, up to a maximum increase of 2.0%. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2026, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

A summary of the Company’s long-term debt is as follows:

	As of December 31, 2025	As of March 31, 2026
Credit facility, net of amortization expenses	$449,916	$443,368
1.750% 2021 Senior Notes, net of debt amortization expenses	349,835	349,984
6.000% 2024 Senior Notes, net of debt amortization expenses	396,994	397,211
4.950% 2025 Senior Notes, net of debt amortization expenses	345,556	345,780
Total	$1,542,301	$1,536,343
Current portion	376,027	376,180
Non-current portion	1,166,274	1,160,163
Total	$1,542,301	$1,536,343

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
12. Accrued expenses and other current liabilities

 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2025	As of March 31, 2026
Accrued expenses	$221,316	$239,632
Accrued employee cost	380,914	169,343
Statutory liabilities	88,847	118,535
Retirement benefits	2,334	1,790
Compensated absences	30,414	31,319
Derivative instruments (Note 6)	60,595	121,569
Contract liabilities (Note 19)	203,128	189,186
Finance lease liabilities	9,444	8,397
Earn-out consideration	77,500	—
Deferred compensation plan liability (Note 5)	3,831	6,388
Other liabilities	25,302	40,260
	$1,103,625	$926,419
13. Other liabilities
 Other liabilities consist of the following:

	As of December 31, 2025	As of March 31, 2026
Accrued expenses	$100,573	$98,219
Accrued employee cost	4,406	5,989
Retirement benefits	17,237	17,660
Compensated absences	51,780	50,536
Derivative instruments (Note 6)	44,414	84,288
Contract liabilities (Note 19)	47,063	42,890
Finance lease liabilities	9,864	8,680
Deferred compensation plan liability (Note 5)	70,989	69,790
Others	7,038	6,480
	$353,364	$384,532
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Employee benefit plans (Continued)
In accordance with ASC 715, the Company accounted for plan amendments in 2025 and recognized $19,055 as prior service costs in OCI as of the amendment date. The Company continued to review the requirements of the new labor codes and determined the final impact to be $15,362 and adjusted the amount previously recognized as prior service costs in OCI. The costs recognized in OCI as prior service costs will subsequently be reclassified to the Company's consolidated statements of income over the future service periods of employees active as of the amendment date who are expected to receive benefits under the plan.
The Company has assessed and disclosed the incremental impact of these legislative changes based on legal opinions received and the best available information. The Company continues to monitor the finalization of implementing rules and clarifications from the Government of India and will recognize any additional accounting effects as required.
Net defined benefit plan costs for the three months ended March 31, 2025 and 2026 include the following components:

	Three months ended March 31,
	2025	2026
Service costs	$4,892	$6,112
Interest costs	2,159	2,769
Amortization of actuarial loss	74	95
Amortization of prior service cost	—	611
Expected return on plan assets	(1,707)	(2,191)
Net defined benefit plan costs	$5,418	$7,396

Defined contribution plans
During the three months ended March 31, 2025 and 2026, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2025	2026
India	$14,342	$15,124
U.S.	5,518	5,701
U.K.	4,583	7,447
China	7,398	7,488
Other Regions	5,093	4,981
Total	$36,934	$40,741

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
The liability for the Plan was $74,820 and $76,178 as of December 31, 2025 and March 31, 2026, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $75,586 and $76,775 as of December 31, 2025 and March 31, 2026, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.
During the three months ended March 31, 2025 and 2026, the change in the fair value of deferred compensation plan assets was $(1,141) and $(1,437), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2025 and 2026, the change in the fair value of deferred compensation plan liabilities was $(1,132) and $(1,428), respectively, which is included in “selling, general and administrative expenses.”
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
Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2025 and 2026 were $19,910 and $21,928, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
No options were granted in the three months ended March 31, 2025 and March 31, 2026.
A summary of stock option activity during the three months ended March 31, 2026 is set out below:

	Three months ended March 31, 2026
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2026	5,036,542	$35.20	3.4	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(2,800)	27.65	—	27
Outstanding as of March 31, 2026	5,033,742	35.21	3.2	25,298
Vested as of March 31, 2026 and expected to vest thereafter (Note a)	5,023,866	35.18	3.2	25,298
Vested and exercisable as of March 31, 2026	4,742,980	34.20	3.0	25,298
Weighted average grant date fair value of grants during the period	—
(a)Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2026, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $812, which will be recognized over the weighted average remaining requisite vesting period of 0.7 years.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
Restricted share units
The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2026 is set out below:

	Three months ended March 31, 2026
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	2,302,336	$42.29
Granted	1,306,027	44.32
Vested (Note a)	(912,286)	40.68
Forfeited	(25,621)	42.98
Outstanding as of March 31, 2026	2,670,456	43.83
Expected to vest (Note b)	2,325,210
(a)912,286 RSUs vested during the three months ended March 31, 2026, in respect of which 571,247 shares (net of minimum statutory tax withholding) were issued.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.
64,195 RSUs vested in the year ended December 31, 2024, in respect of which 64,175 shares were issued during the three months ended March 31, 2026 after withholding shares to the extent of minimum statutory withholding taxes.
50,536 RSUs that vested in the year ended December 31, 2025 will be issued at the end of 2026 after withholding shares to the extent of minimum statutory withholding taxes.
As of March 31, 2026, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $89,881, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.
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
For the PUs granted since 2023, the performance period of the awards increased to three years from one year. The number of PUs that will ultimately vest under the PU awards will be determined, subject to certain conditions and limitations, based on the Company’s achievement of the performance targets set forth in the awards as well as its total shareholder return ("TSR") relative to the TSR of the companies included as of the beginning of the performance period in the S&P 400 Midcap Index (the “Peer Group”) over the three-year performance period.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
The grant date fair value for PUs is determined using a Monte Carlo simulation model. This model simulates a range of possible future share prices and estimates the probabilities of the potential payouts. This model also incorporates the following assumptions:
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
The fair value of each PU granted to employees in the three months ended March 31, 2025 and March 31, 2026 was estimated on the date of grant using the following valuation assumptions:

	Three months ended March 31, 2025	Three months ended March 31, 2026
Dividend yield	1.37%	1.54%
Expected life (years)	2.81	2.92
Risk-free rate of interest for expected life	3.89%	3.56%
Volatility for expected life	25.78%	28.86%
A summary of PU activity during the three months ended March 31, 2026 is set out below:

	Three months ended March 31, 2026
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2026	2,652,354	$42.39	6,368,794
Granted	1,106,744	44.73	2,656,186
Vested (Note a)	(417,841)	44.03	(417,841)
Forfeited	(48,433)	43.35	(116,186)
Adjustment upon final determination of level of performance goal achievement	(273,757)	44.03	(1,241,994)
Outstanding as of March 31, 2026	3,019,067	$42.85	7,248,959
Expected to vest (Note b)	3,328,838
(a)417,364 PUs vested during the three months ended March 31, 2026, in respect of which    259,792 shares (net of minimum statutory tax withholding) were issued during the three months ended March 31, 2026. 477 PUs that vested in the three months ended March 31, 2026 will be issued subsequent to March 31, 2026 after withholding shares to the extent of minimum statutory withholding taxes.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
As of March 31, 2026, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $82,626, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

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
During the three months ended March 31, 2025 and 2026, 59,945 and 76,679 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2025 and 2026 was $126 and $345, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.
16. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,750,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2025 and 2026, the Company repurchased 1,206,812 and 1,811,986 of its common shares, respectively, on the open market at a weighted average price of $52.17 and $38.61 per share, respectively, for an aggregate cash amount of $62,963 and $69,956, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2025 and 2026, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $24 and $36, respectively.
$294,120 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2026. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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
On February 5, 2026, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1875 per share, up from $0.17 per share in 2025, representing a planned annual dividend of $0.75 per common share, up from $0.68 per share in 2025, payable to holders of the Company’s common shares. On March 31, 2026, the Company paid a dividend of $0.1875 per share, amounting to $31,773 in the aggregate, to shareholders of record as of March 16, 2026.
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
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive was 615,890 and 3,190,967 for the three months ended March 31, 2025 and 2026, respectively.

	Three months ended March 31,
	2025	2026
Net income	$130,853	$147,992
Weighted average number of common shares used in computing basic earnings per common share	175,528,308	170,307,477
Dilutive effect of stock-based awards	2,906,834	2,537,702
Weighted average number of common shares used in computing dilutive earnings per common share	178,435,142	172,845,179
Earnings per common share
Basic	$0.75	$0.87
Diluted	$0.73	$0.86

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
The Company’s reportable segments are as follows: (i) Financial Services, (ii) Consumer and Healthcare, and (iii) High Tech and Manufacturing.
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is presented with operating segment revenue and operating segment adjusted income from operations ("AOI"). The CODM uses both revenue and AOI to review the monthly and quarterly performance of the Company's operating segments. The CODM uses AOI, which is gross margin and general and administrative expenditures, to assess capacity for investments in each segment, including sales capacity, delivery resources, offerings and solutions, or partnerships. The Company does not allocate, and therefore the CODM does not evaluate, stock-based compensation expenses, amortization of acquired intangible assets, unallocated corporate expenses, foreign exchange gain/(loss), interest income/(expense), restructuring (expense)/income, other income/(expense), or income taxes by segment. Unallocated corporate expenses primarily represent the impact of certain under or over-absorption of overhead, and allowances for credit losses, which are not allocated to the Company’s segments for management’s internal reporting purposes. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liability information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM. The Company has identified cost of revenue as the significant segment expense which is provided to the CODM on a regular basis. The Company has also provided information related to other segment items.
Revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended March 31, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$327,220	$206,838	$62,190	$58,192
Consumer and Healthcare	420,484	273,630	76,530	70,324
High Tech and Manufacturing	467,222	305,464	81,643	80,115
Net revenues	$1,214,926
Unallocated corporate expenses			(1,103)	1,103
Stock-based compensation expense				(20,036)
Amortization of acquired intangible assets				(4,318)
Foreign exchange gains, net				1,289
Interest income (expense), net				(11,446)
Income tax expense				(44,370)
Net income				$130,853
*Other segment items primarily include selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)

Revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended March 31, 2026 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$345,038	$211,156	$67,632	$66,250
Consumer and Healthcare	446,311	297,906	83,703	64,702
High Tech and Manufacturing	504,723	315,342	96,907	92,474
Net revenues	$1,296,072
Unallocated corporate expenses			(252)	252
Stock-based compensation				(22,273)
Amortization of acquired intangible assets				(3,111)
Foreign exchange gains, net				7,302
Interest income (expense), net				(11,602)
Income tax expense				(46,002)
Net income				$147,992
*Other segment items primarily include selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.
19. Net revenues
Disaggregation of revenue

Effective January 1, 2026, the Company revised its revenue disaggregation to better align with its current business structure, strategic priorities and internal reporting. The Company's revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the three months ended March 31, 2025 and March 31, 2026.
Advanced Technology Solutions includes revenues from solutions and services focused on data and AI, digital technology, advisory services and agentic solutions.
Core Business services includes revenues from decision support services, technology services and Digital Operations.
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Three months ended March 31,
	2025	2026
Advanced Technology Solutions	$277,627	$345,229
Core Business Services	937,299	950,843
Net revenues	$1,214,926	$1,296,072

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
The following table shows the details of the Company’s contract balances:

	As of December 31, 2025	As of March 31, 2026
Contract assets (Note a)	$64,811	$77,906
Contract liabilities (Note b)
Deferred transition revenue	$90,607	$85,532
Advance from customers	$159,584	$146,544

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheets.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheets.

Changes in the Company’s contract asset and liability balances during the three months ended March 31, 2025 and 2026 were a result of normal business activity and not materially impacted by any other factors.

The amount of revenue recognized during the three months ended March 31, 2025 and 2026 that was included in the Company's contract liabilities balance at the beginning of each period was $52,493 and $84,086, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2026:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$232,076	$189,186	$33,380	$9,211	$299

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Net revenues (Continued)
The following table provides details of the Company’s contract cost assets:

	Three months ended March 31,
	2025		2026
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$41,348	$159,552	$34,556	$162,863
Closing balance	38,230	162,199	30,773	162,100
Amortization	6,358	19,374	4,105	17,371

20. Other operating (income) expense, net

	Three months ended March 31,
	2025	2026
Other operating (income) expense	$(112)	$(364)
Other operating (income) expense, net	$(112)	$(364)
21. Interest income (expense), net

	Three months ended March 31,
	2025	2026
Interest income	$6,255	$10,153
Interest expense	(17,701)	(21,755)
Interest income (expense), net	$(11,446)	$(11,602)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 23.7% for the three months ended March 31, 2026, down from 25.3% for the three months ended March 31, 2025. The decrease in the Company’s ETR was primarily driven by optimization of intercompany financing, as well as the mix of the Company's pre-tax income and the impacts of other discrete items.

23. Commitments and contingencies

 Capital commitments

As of December 31, 2025 and March 31, 2026, the Company has committed to spend $16,542 and $13,874, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
23. Commitments and contingencies (Continued)

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,245 and $9,017 as of December 31, 2025 and March 31, 2026, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the Company’s assessment, including the availability of insurance recoveries, the Company’s management does not believe that any current claims or legal proceedings (other than the specific matters described below, if decided adversely), individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. The Company will continuously monitor these matters to assess potential impacts to the financial statements.
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

(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $93,471, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA has filed an appeal before the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of March 31, 2026.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

24. Subsequent events
Dividend

On April 23, 2026, the Company announced that its Board of Directors declared a dividend for the second quarter of 2026 of $0.1875 per common share, which is payable on June 25, 2026 to shareholders of record as of the close of business on June 10, 2026. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•expected spending by existing and prospective clients on our solutions and services;
•foreign currency exchange rates;
•our ability to convert bookings to revenue;
•our rate of employee attrition;
•our effective tax rate; and
•competition in our industry.
Factors that may cause actual results to differ from expected results include, among others:
•our ability to anticipate, develop and incorporate advanced technologies, including artificial intelligence (“AI”) and generative and agentic AI, into our solutions and services as well as our internal operations and to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new solutions and services;
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
Macroeconomic and business environment
Our results of operations are affected by economic and geopolitical conditions, including overall levels of business confidence, inflationary pressures, monetary policy uncertainty and the pace of global growth. Economic uncertainty continues to increase in several markets globally, which has impacted our business and may continue to impact our business in the future. Any extended periods of slower sales cycles could have a material adverse effect on our business, financial position and results of operations.
Geopolitical tensions also continue to intensify. Conflicts in the Middle East, in particular the Iran conflict, as well as the ongoing conflict between Russia and Ukraine, are exacerbating global market volatility and regional instability. We do not have operations in Iran, Russia or Ukraine, and our direct exposure to affected countries in the Middle East remains limited. To date, these conflicts have not had a material impact on our business, financial position or operations, but it is difficult to anticipate the future impacts of these conflicts on our business or our clients’ businesses.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are an agentic and advanced technology solutions company recognized for our deep industry knowledge, process intelligence and last-mile expertise. We have over 145,000 employees serving clients from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.
In the quarter ended March 31, 2026, we recorded net revenues of $1,296.1 million. Net revenues from Advanced Technology Solutions were $345.2 million and net revenues from Core Business Services were $950.8 million.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Due to rounding, the numbers presented in the tables or in the narrative included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2025 and 2026.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,		Three months ended March 31,
	2025	2026	2026 vs. 2025
	(dollars in millions)
Net revenues	$1,214.9	$1,296.1	6.7%
Cost of revenue	785.9	824.4	4.9%
Gross profit	429.0	471.7	9.9%
Gross profit margin	35.3%	36.4%
Operating expenses
Selling, general and administrative expenses	241.1	270.3	12.1%
Amortization of acquired intangible assets	4.3	3.1	(28.0)%
Other operating (income) expense, net	(0.1)	(0.4)	NM*
Income from operations	183.7	198.6	8.1%
Income from operations as a percentage of net revenues	15.1%	15.3%
Foreign exchange gains, net	1.3	7.3	466.5%
Interest income (expense), net	(11.4)	(11.6)	1.4%
Other income (expense), net	1.7	(0.3)	(117.2)%
Income before income tax expense	175.2	194.0	10.7%
Income tax expense	44.4	46.0	3.7%
Net income	$130.9	$148.0	13.1%
Net income as a percentage of net revenues	10.8%	11.4%

*Not Meaningful

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
Net revenues. Our net revenues were $1,296.1 million in the first quarter of 2026, up $81.1 million, or 6.7%, from $1,214.9 million in the first quarter of 2025.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, British pound and Australian Dollar against the U.S. dollar, our net revenues grew 5.6% in the first quarter of 2026 compared to the first quarter of 2025 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount increased by 1.8% to approximately 145,500 in the first quarter of 2026 from approximately 142,900 in the first quarter of 2025.
Effective January 1, 2026, we revised our revenue disaggregation to better align with our current business structure, strategic priorities and internal reporting. Our revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the first quarters of 2026 and 2025.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2025	2026	2026 vs. 2025
	(dollars in millions)
Advanced Technology Solutions	$277.6	$345.2	24.3%
Core Business Services	937.3	950.8	1.4%
Net revenues	$1,214.9	$1,296.1	6.7%

Net revenues from Advanced Technology Solutions in the first quarter of 2026 were $345.2 million, up $67.6 million, or 24.3%, from $277.6 million in the first quarter of 2025. This increase was largely driven by increased demand for our data and AI solutions and services, agentic solutions, and advisory services in the first quarter of 2026 compared to the first quarter of 2025.
Net revenues from Core Business Services in the first quarter of 2026 were $950.8 million, up $13.5 million, or 1.4%, from $937.3 million in the first quarter of 2025, primarily due to an increase in revenue from technology-related services and ramp-ups of recently signed deals in the first quarter of 2026 compared to the first quarter of 2025.
Net revenues by reportable segment were as follows:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2025	2026	2026 vs. 2025
	(dollars in millions)
Financial Services	$327.2	$345.0	5.4%
Consumer and Healthcare	420.5	446.3	6.1%
High Tech and Manufacturing	467.2	504.7	8.0%
Net revenues	$1,214.9	$1,296.1	6.7%

1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 5.4% in the first quarter of 2026 compared to the first quarter of 2025, largely due to an increase in demand for our data and AI solutions and services, advisory services and ramp-ups of services from recently signed deals. Net revenues from our Consumer and Healthcare segment increased by 6.1% in the first quarter of 2026 compared to the first quarter of 2025, largely due to an increase in demand for our data and AI solutions and services, digital solutions, advisory services and technology-related services. Net revenues from our High Tech and Manufacturing segment increased by 8.0% in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by an increase in demand for our agentic solutions, advisory services, technology-related services and ramp-ups of services from recently signed deals.
Cost of revenue. Cost of revenue was $824.4 million in the first quarter of 2026, up $38.5 million, or 4.9%, from $785.9 million in the first quarter of 2025. This increase was primarily due to an increase in our operational headcount to support revenue growth, wage inflation, and an increase in costs for resold partnership technologies in the first quarter of 2026 compared to the first quarter of 2025.
Gross margin. Our gross margin increased from 35.3% in the first quarter of 2025 to 36.4% in the first quarter of 2026, primarily due to a foreign exchange benefit in the first quarter of 2026.
Selling, general and administrative ("SG&A") expenses. SG&A expenses as a percentage of net revenues increased from 19.8% in the first quarter of 2025 to 20.9% in the first quarter of 2026. SG&A expenses were $270.3 million in the first quarter of 2026, up $29.3 million, or 12.1%, from $241.1 million in the first quarter of 2025. The increase was primarily due to increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, wage inflation, and higher spending on professional services in the first quarter of 2026 compared to the first quarter of 2025.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.1 million in the first quarter of 2026, down $1.2 million, or 28.0%, from $4.3 million in the first quarter of 2025. This decrease was primarily driven by the completion of useful lives of intangible assets acquired in prior periods, partially offset by the amortization of acquired intangible assets from our acquisition of XponentL in June 2025. For additional information about the acquisition of XponentL, see Note 3—“Business acquisitions” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other operating (income) expense, net. Other operating income (net of expense) was $0.4 million in the first quarter of 2026, consistent with $0.1 million in the first quarter of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased from 15.1% in the first quarter of 2025 to 15.3% in the first quarter of 2026. Income from operations increased by $14.9 million from $183.7 million in the first quarter of 2025 to $198.6 million in the first quarter of 2026, primarily due to higher gross margin, partially offset by higher SG&A expenses in the first quarter of 2026 compared to the first quarter of 2025.
Foreign exchange gains, net. We recorded a net foreign exchange gain of $7.3 million in the first quarter of 2026 compared to a gain of $1.3 million in the first quarter of 2025. The gain in the first quarter of 2026 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar, partially offset by losses from fair value hedges. The gain in the first quarter of 2025 resulted primarily from gains on fair value hedges, partially offset by losses resulting from the appreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $11.6 million in the first quarter of 2026, up $0.2 million from $11.4 million in the first quarter of 2025. Our interest income increased from $6.3 million in the first quarter of 2025 to $10.2 million in the first quarter of 2026, due to higher cash and cash equivalents and investments. Our interest expense increased to $21.8 million in the first quarter of 2026 from $17.7 million in the first quarter of 2025, primarily due to incremental interest expense on our senior notes issued in November 2025, partially offset by lower interest expense on our term loan due to a lower SOFR and reduced volume in the first quarter of 2026 compared to the first quarter of 2025. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 4.7% in both the first quarters of 2025 and 2026. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.
Other income (expense), net. Our other expense (net of income) was $0.3 million in the first quarter of 2026, compared to other income (net of expense) of $1.7 million in the first quarter of 2025, largely due to sales of excess infrastructure and technology equipment in the first quarter of 2025 compared to the first quarter of 2026.

Income tax expense. Our income tax expense was $46.0 million in the first quarter of 2026, up from $44.4 million in the first quarter of 2025, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 23.7% in the first quarter of 2026, down from 25.3% in the first quarter of 2025. The decrease in our ETR was primarily driven by optimization of intercompany financing as well as the mix of our pre-tax income and the impacts of other discrete items.
Net income. As a result of the foregoing factors, net income was $148.0 million in the first quarter of 2026, up $17.1 million from $130.9 million in the first quarter of 2025. Net income as a percentage of net revenues was 11.4% in the first quarter of 2026, up from 10.8% in the first quarter of 2025.
Adjusted income from operations. Adjusted income from operations (“AOI”) was $223.7 million in the first quarter of 2026, up $13.9 million from $209.7 million in the first quarter of 2025. Our AOI margin was 17.3% in both the first quarters of 2025 and 2026, largely driven by higher gross margin, partially offset by higher SG&A expenses related to investments in sales capabilities and development costs associated with our advanced data and agentic solutions.
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
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026
	(dollars in millions)
Net income	$130.9	$148.0
Foreign exchange gains, net	(1.3)	(7.3)
Interest (income) expense, net	11.4	11.6
Income tax expense	44.4	46.0
Stock-based compensation expense	20.0	22.3
Amortization of acquired intangible assets	4.3	3.1
Adjusted income from operations	$209.7	$223.7
The following table sets forth our AOI by segment for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2025	2026	2026 vs. 2025
	(dollars in millions)
Financial Services	$58.2	$66.3	13.8%
Consumer and Healthcare	70.3	64.7	(8.0)%
High Tech and Manufacturing	80.1	92.5	15.4%
Total reportable segment	$208.6	$223.5	7.1%
Unallocated corporate expenses	1.1	0.3	NM*
Adjusted income from operations	$209.7	$223.7	6.6%
*Not Meaningful

AOI of our Financial Services and High Tech and Manufacturing segments increased by 13.8% and 15.4%, respectively, primarily driven by higher revenues and operating efficiency in the first quarter of 2026 compared to the first quarter of 2025. AOI of our Consumer and Healthcare segment decreased by 8.0%, largely driven by investments in additional delivery capabilities and resources to drive business growth in the first quarter of 2026 compared to the first quarter of 2025.
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
Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2025 and March 31, 2026 is presented below:

	As of December 31, 2025	As of March 31, 2026	Percentage Change Increase/(Decrease)
	(dollars in millions)		2026 vs. 2025
Cash and cash equivalents	$853.8	$578.1	(32.3%)
Short-term investments	350.0	350.0	—
Current portion of long-term debt	376.0	376.2	0.1%
Long-term debt, less current portion	1,166.3	1,160.2	(0.5)%
Total equity	$2,549.4	$2,475.2	(2.9%)
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
On February 5, 2026, our board of directors approved a 10% increase in our quarterly cash dividend from $0.17 per common share to $0.1875 per common share, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per common share in 2025. On March 31, 2026, the Company paid a dividend of $0.1875 per share, amounting to $31.8 million in the aggregate, to shareholders of record as of March 16, 2026.
As of March 31, 2026, the total authorization under our existing share repurchase program was $2,750.0 million, of which $294.1 million remained available as of March 31, 2026. Since our share repurchase program was initially authorized in 2015, we have repurchased 72,711,132 of our common shares at a weighted average price of $33.78 per share, for an aggregate purchase price of $2,455.9 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.
During the three months ended March 31, 2025 and 2026, we repurchased 1,206,812 and 1,811,986 of our common shares, respectively, on the open market at a weighted average price of $52.17 and $38.61 per share, respectively, for an aggregate purchase price of $63.0 million and $70.0 million, respectively. All repurchased shares have been retired.
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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change
	2025	2026	2026 vs. 2025
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$40.4	$(23.5)	(158.2)%
Investing activities	0.8	(31.4)	NM*
Financing activities	(125.5)	(204.3)	62.8%
Net decrease in cash and cash equivalents	$(84.3)	$(259.3)	207.5%
*Not Meaningful
Cash flows used for/provided by operating activities. Net cash used for operating activities was $23.5 million in the three months ended March 31, 2026 compared to cash provided by operating activities of $40.4 million in the three months ended March 31, 2025. This decrease was primarily driven by a $74.5 million increase in operating assets and liabilities, primarily driven by higher receivable balances, a reduction in customer advances and higher income tax and employee related payments. The impact of these items was partially offset by lower vendor related payments in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Additionally, there was a $6.6 million decrease in non-cash expenses, primarily due to an unrealized (gain)/loss on the revaluation of foreign currency assets/liabilities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This combined net decrease was partially offset by a $17.1 million increase in net income in the three months ended March 31, 2026 compared to the three months ended March 31, 2025,
Cash flows used for/provided by investing activities. Our net cash used for investing activities was $31.4 million in the three months ended March 31, 2026 compared to net cash provided by investing activities of $0.8 million in the three months ended March 31, 2025. Net cash used for investing activities increased primarily due to (i) the maturity of $23.4 million in term deposits in the three months ended March 31, 2025 with no corresponding proceeds from investments in the three months ended March 31, 2026, and (ii) an $8.9 million increase in payments (net of sales proceeds) for the purchase of property, plant and equipment and internally generated intangible assets in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cash flows used for financing activities. Our net cash used for financing activities was $204.3 million in the three months ended March 31, 2026 compared to $125.5 million in the three months ended March 31, 2025. This change was primarily due to (i) a $77.5 million earn-out consideration payment in connection with our acquisition of XponentL in the three months ended March 31, 2026 with no corresponding payments in the three months ended March 31, 2025, (ii) higher payments for stock repurchased and retired (including related expenses), amounting to $70.0 million in the three months ended March 31, 2026 compared to $63.0 million in the three months ended March 31, 2025, and (iii) lower proceeds from the issuance of common shares under stock-based compensation plans, amounting to $2.8 million in the three months ended March 31, 2026 compared to $6.9 million in the three months ended March 31, 2025. This was partially offset by lower payments for the net settlement of stock-based awards, amounting to $18.4 million in the three months ended March 31, 2026 compared to $30.7 million in the three months ended March 31, 2025.

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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2026, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of December 31, 2025 and March 31, 2026, our outstanding term loan, net of debt amortization expense of $0.6 million and $0.5 million, respectively, was $449.9 million and $443.4 million, respectively.
We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2025 and March 31, 2026, the limits available under such facilities were $26.6 million and $31.0 million, respectively, of which $8.0 million and $7.8 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2025 and March 31, 2026, a total of $1.3 million and $1.3 million, respectively, of our revolving credit facility was utilized, of which $0.0 million and $0.0 million, respectively, constituted funded drawdown and $1.3 million and $1.3 million, respectively, constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2026, we were party to interest rate swaps covering a total notional amount of $218.8 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes were fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering was amortized over the life of the 2021 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $0.2 million and $0.0 million, respectively, was $349.8 million and $350.0 million, respectively. The 2021 Senior Notes were repaid on April 10, 2026.

In June 2024, Genpact Luxembourg and Genpact USA co-issued $400 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2024 Senior Notes, net of debt amortization expense of $3.0 million and $2.8 million, respectively, was $397.0 million and $397.2 million, respectively, which is payable on June 4, 2029.
In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350.0 million aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4.6 million incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of December 31, 2025 and March 31, 2026, the amount outstanding under the 2025 Senior Notes, net of debt amortization expense of $4.4 million and $4.2 million, respectively, was $345.6 million and $345.8 million, respectively, which is payable on November 18, 2030.
We paid interest on the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year. We pay interest on (i) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year and (ii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of June 4, 2029 and November 18, 2030, respectively.
For additional information, see Notes 10 and 11—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of December 31, 2025 and March 31, 2026, we had a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended December 31, 2025 and March 31, 2026 was $60.0 million and $79.5 million, respectively. The principal amount outstanding against this facility as of December 31, 2025 and March 31, 2026 was $55.1 million and $79.4 million, respectively. The cost of factoring accounts receivable sold under this facility during the three months ended March 31, 2025 and 2026 was $0.7 million and $0.7 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $327.2 million and $85.1 million during the periods ended December 31, 2025 and March 31, 2026, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three months ended March 31, 2025 and 2026 was $1.2 million and $1.3 million, respectively.
For additional information, see Note 4—“Accounts receivable, net of allowance for credit losses” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 6— "Derivative financial instruments" under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Other Liquidity and Capital Resources Information
As of December 31, 2025 and March 31, 2026, we have purchase commitments, net of capital advances, of $16.5 million and $13.9 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of December 31, 2025 and March 31, 2026, we have operating and finance lease commitments of $268.4 million and $273.9 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Supplemental Guarantor Financial Information
As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued the 2021 Senior Notes and the 2024 Senior Notes. Genpact UK Finco plc and Genpact USA co-issued the 2025 Senior Notes. As of March 31, 2026, the outstanding balance of the 2021 Senior Notes, the 2024 Senior Notes and the 2025 Senior Notes (collectively, the "Senior Notes") was $350.0 million, $397.2 million, and $345.8 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Genpact UK Finco plc co-guaranteed the 2021 Senior Notes and the 2024 Senior Notes, and Genpact Luxembourg S.à r.l co-guaranteed the 2025 Senior Notes. Our other subsidiaries (such subsidiaries are referred to as the “non-Guarantors”) do not guarantee any series of outstanding Senior Notes.
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

Summarized Statements of Income	Year ended December 31, 2025	Three months ended March 31, 2026
	(dollars in millions)
Net revenues	$398.6	$106.8
Gross profit	398.6	106.8
Net income	224.4	777.4
Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2025	Three months ended March 31, 2026
	(dollars in millions)
Revenue from services	$398.6	$106.8
Interest income (expense), net	11.1	16.1
Other income (expense), net	(11.3)	(2.9)

Summarized Balance Sheets	As of December 31, 2025	As of March 31, 2026
	(dollars in millions)
Assets
Current assets	$2,658.1	$2,818.8
Non-current assets	966.0	969.4

Liabilities
Current liabilities	$5,017.3	$5,644.1
Non-current liabilities	1,058.6	1,026.2
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2025	As of March 31, 2026
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$175.9	$111.0
Loans receivable	1,731.5	2,131.8
Others	302.3	188.9

Non-current assets
Others	$—	—

Liabilities
Current liabilities
Loans payable	$3,170.1	$3,583.6
Others	1,475.5	1,637.8

Non-Current liabilities
Loans payable	$38.0	$13.0
The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and the Guarantors and rank senior in right of payment to all of the Debt Issuers’ and the Guarantors’ future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuers’ and Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantors' subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Debt Issuers or the Guarantors have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2, "Summary of significant accounting policies —(o) Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and we were exposed to interest rate risk in relation to the 2021 Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our 2021 Senior Notes was subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could have resulted in an increase of up to 2% in the rate of interest on the 2021 Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, we executed a treasury rate lock agreement covering $350.0 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury rate lock agreement as of March 31, 2026 was $0.0 million.
In May 2024, we executed treasury rate lock agreements for $400.0 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of March 31, 2026 was $0.3 million.
In November 2025, we executed treasury rate lock agreements for $350.0 million in connection with future interest payments to be made on our 2025 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2025 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of March 31, 2026 was $0.2 million.
For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth in Part I, Item 1A—“Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 related to the 2023 ITA Order and in subsection (b) to Note 23—“Commitments and contingencies—Contingency” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above is incorporated herein by reference.

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as the other information that appears elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2026	—	—	—	364,076,328
February 1-February 28, 2026	1,356,752	38.30	1,356,752	312,116,503
March 1-March 31, 2026	455,234	39.53	455,234	294,119,770
Total	1,811,986	38.61	1,811,986
Our total authorization under our share repurchase program, which was first announced in 2015, is $2.750 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 16—“Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

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

10.1*†	Form of 2026 Restricted Share Unit Issuance Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.2*†	Form of 2026 Performance Share Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.3*†	Form of Restricted Share Unit Issuance Agreement for non-employee directors under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

19.1*	Genpact Limited Insider Trading Policy.

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 26, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 8, 2026
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer