Form 10-Q
period 2026-06-30
Genpact LTD
filed 2026-08-07
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2026
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
Yes ☐ No ☒
As of August 4, 2026, there were 168,034,407 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of June 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents		$517,387	$853,836
Short-term investments		—	350,000
Accounts receivable, net of allowance for credit losses of $21,220 and $22,097 as of June 30, 2026 and December 31, 2025, respectively	4	1,402,815	1,240,550
Prepaid expenses and other current assets	7	250,552	211,981
Total current assets		$2,170,754	$2,656,367

Property, plant and equipment, net	8	184,437	190,448
Operating lease right-of-use assets		197,788	181,708
Deferred tax assets		255,068	258,789
Intangible assets, net	9	73,273	67,040
Goodwill	9	1,768,862	1,781,116
Contract cost assets	19	189,393	197,419
Other assets, net of allowance for credit losses of $13,438 and $10,659 as of June 30, 2026 and December 31, 2025, respectively		573,521	510,380
Total assets		$5,413,096	$5,843,267

Liabilities and equity
Current liabilities
Current portion of long-term debt	11	26,201	376,027
Accounts payable		16,093	27,533
Income taxes payable		51,789	43,074
Accrued expenses and other current liabilities	12	930,964	1,103,625
Operating lease liabilities		62,717	52,221
Total current liabilities		$1,087,764	$1,602,480

Long-term debt, less current portion	11	1,154,056	1,166,274
Operating lease liabilities		154,415	150,667
Deferred tax liabilities		10,645	21,081
Other liabilities	13	401,419	353,364
Total liabilities		$2,808,299	$3,293,866

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 168,028,805 and 170,341,479 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		1,673	1,696
Additional paid-in capital		2,050,128	2,018,985
Retained earnings		1,500,595	1,390,164
Accumulated other comprehensive income (loss)		(947,599)	(861,444)
Total equity		$2,604,797	$2,549,401
Commitments and contingencies	22
Total liabilities and equity		$5,413,096	$5,843,267

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2026	2025	2026	2025
Net revenues	19	$1,343,438	$1,254,418	$2,639,510	$2,469,344
Cost of revenue		853,100	804,350	1,677,504	1,590,282
Gross profit		$490,338	$450,068	$962,006	$879,062
Operating expenses:
Selling, general and administrative expenses		294,129	266,393	564,466	507,477
Amortization of acquired intangible assets	9	3,287	4,317	6,399	8,637
Other operating (income) expense, net		(20)	(44)	(384)	(156)
Income from operations		$192,942	$179,402	$391,525	$363,104
Foreign exchange gains, net		2,109	376	9,411	1,665
Interest income (expense), net	20	(15,147)	(13,485)	(26,749)	(24,931)
Other income (expense), net		10,979	10,445	10,690	12,123
Income before income tax expense		$190,883	$176,738	$384,877	$351,961
Income tax expense	21	45,146	44,022	91,148	88,392
Net income		$145,737	$132,716	$293,729	$263,569
Earnings per common share	17
Basic		$0.86	$0.76	$1.73	$1.51
Diluted		$0.86	$0.75	$1.71	$1.48
Weighted average number of common shares used in computing earnings per common share	17
Basic		169,068,546	174,611,241	169,688,011	175,069,775
Diluted		170,425,796	177,052,346	171,635,487	177,743,745

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$145,737	$132,716	$293,729	$263,569
Other comprehensive income:
Currency translation adjustments	(949)	34,598	(70,344)	50,011
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	37,483	2,557	(21,416)	16,384
Retirement benefits (expense), net of taxes	359	327	5,605	224
Other comprehensive income (loss)	36,893	37,482	(86,155)	66,619
Comprehensive income	$182,630	$170,198	$207,574	$330,188

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2026
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2026	169,504,186	$1,688	$2,021,588	$1,436,409	$(984,492)	$2,475,193
Issuance of common shares on exercise of options (Note 15)	—	—	—	—	—	—
Issuance of common shares under the employee stock purchase plan (Note 15)	77,535	1	2,299	—	—	2,300
Net settlement on vesting of restricted share units (Note 15)	7,011	—	(118)	—	—	(118)
Net settlement on vesting of performance units (Note 15)	314	—	—	—	—	—
Stock repurchased and retired (Note 16)	(1,560,241)	(16)	—	(49,968)	—	(49,984)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(31)	—	(31)
Stock-based compensation expense (Note 15)	—	—	26,359	—	—	26,359
Comprehensive income (loss):
Net income	—	—	—	145,737	—	145,737
Other comprehensive income (loss)	—	—	—	—	36,893	36,893
Dividend ($0.1875 per common share, Note 16)	—	—	—	(31,552)	—	(31,552)
Balance as of June 30, 2026	168,028,805	$1,673	$2,050,128	$1,500,595	$(947,599)	$2,604,797

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2026
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2026	170,341,479	$1,696	$2,018,985	$1,390,164	$(861,444)	$2,549,401
Issuance of common shares on exercise of options (Note 15)	2,800	—	77	—	—	77
Issuance of common shares under the employee stock purchase plan (Note 15)	154,214	2	5,039	—	—	5,041
Net settlement on vesting of restricted share units (Note 15)	642,433	6	(16,461)	—	—	(16,455)
Net settlement on vesting of performance units (Note 15)	260,106	3	(6,144)	—	—	(6,141)
Stock repurchased and retired (Note 16)	(3,372,227)	(34)	—	(119,906)	—	(119,940)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(67)	—	(67)
Stock-based compensation expense (Note 15)	—	—	48,632	—	—	48,632
Comprehensive income (loss):
Net income	—	—	—	293,729	—	293,729
Other comprehensive income (loss)	—	—	—	—	(86,155)	(86,155)
Dividend ($0.3750 per common share, Note 16)	—	—	—	(63,325)	—	(63,325)
Balance as of June 30, 2026	168,028,805	$1,673	$2,050,128	$1,500,595	$(947,599)	$2,604,797

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2025	174,870,928	$1,742	$1,941,478	$1,274,790	$(764,949)	$2,453,061
Issuance of common shares on exercise of options (Note 15)	—	—	—	—	—	—
Issuance of common shares under the employee stock purchase plan (Note 15)	61,991	—	2,402	—	—	2,402
Net settlement on vesting of restricted share units (Note 15)	22,921	—	(712)	—	—	(712)
Net settlement on vesting of performance units (Note 15)	—	—	—	—	—	—
Stock repurchased and retired (Note 16)	(691,198)	(7)	—	(29,991)	—	(29,998)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(514)	—	(514)
Stock-based compensation expense (Note 15)	—	—	21,798	—	—	21,798
Comprehensive income (loss):
Net income	—	—	—	132,716	—	132,716
Other comprehensive income (loss)	—	—	—	—	37,482	37,482
Dividend ($0.1700 per common share, Note 16)	—	—	—	(29,624)	—	(29,624)
Balance as of June 30, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 15)	95,920	1	4,071	—	—	4,072
Issuance of common shares under the employee stock purchase plan (Note 15)	121,936	1	5,272	—	—	5,273
Net settlement on vesting of restricted share units (Note 15)	545,826	5	(13,466)	—	—	(13,461)
Net settlement on vesting of performance units (Note 15)	737,027	7	(18,006)	—	—	(17,999)
Stock repurchased and retired (Note 16)	(1,898,010)	(19)	—	(92,942)	—	(92,961)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(538)	—	(538)
Stock-based compensation expense (Note 15)	—	—	41,834	—	—	41,834
Comprehensive income (loss):
Net income	—	—	—	263,569	—	263,569
Other comprehensive income (loss)	—	—	—	—	66,619	66,619
Dividend ($0.3400 per common share, Note 16)	—	—	—	(59,408)	—	(59,408)
Balance as of June 30, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2026	2025
Operating activities
Net income	$293,729	$263,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,000	34,089
Amortization of debt issuance costs	1,414	1,105
Amortization of acquired intangible assets	6,399	8,637
Allowance for credit losses (refer to Note 4)	9,410	18,363
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	786	3,068
Stock-based compensation expense	48,632	41,834
Deferred tax (benefit) expense	(649)	9,307
Others, net	116	(89)
Change in operating assets and liabilities:
Increase in accounts receivable	(175,331)	(58,694)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(111,828)	(69,358)
Increase (Decrease) in accounts payable	(12,096)	9,561
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(55,938)	(63,608)
Increase in income taxes payable	9,264	20,017
Net cash provided by operating activities	$48,908	$217,801
Investing activities
Purchase of property, plant and equipment	(37,855)	(44,201)
Payment for internally generated intangible assets (including intangibles under development)	(16,093)	(2,987)
Payment for business acquisitions, net of cash acquired	—	(80,621)
Proceeds from sale of property, plant and equipment	3,717	30
Proceeds from maturity of short term investments	350,000	23,359
Net cash provided by (used for) investing activities	$299,769	$(104,420)
Financing activities
Repayment of finance lease obligations	(3,826)	(4,487)
Payment of debt issuance and refinancing costs	(394)	—
Repayment of long-term debt	(363,250)	(13,250)
Proceeds from short-term borrowings	—	85,000
Proceeds from issuance of common shares under stock-based compensation plans	5,118	9,345
Payment for net settlement of stock-based awards	(22,096)	(30,874)
Dividend paid	(63,325)	(59,408)
Payment of earn-out consideration	(77,500)	—
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(120,007)	(92,999)
Net cash used for financing activities	$(645,280)	$(106,673)
Net (decrease) increase in cash and cash equivalents	(296,603)	6,708
Effect of exchange rate changes	(39,846)	8,306
Cash and cash equivalents at the beginning of the period	853,836	648,246
Cash and cash equivalents at the end of the period	$517,387	$663,260
Supplementary information
Cash paid during the period for interest	$36,928	$29,790
Cash paid during the period for income taxes, net of refund	$84,244	$52,192
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization
Genpact Limited (the "Company") is an Agentic Operations company, where applied AI meets context-rich process intelligence. The Company runs and transforms mission-critical operations for global enterprises. Its Agentic Operations are grounded in decades of operating core business processes across finance, supply chain, banking, insurance, and more. The Company has over 141,000 employees serving clients from more than 35 countries.
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
(b) Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangible assets, transaction prices (including variable consideration) of the Company's revenue contracts, allowances for credit losses, valuation allowances for deferred tax assets, valuation of derivative financial instruments, measurements of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
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
2. Summary of significant accounting policies (Continued)
(d) Income taxes
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
(e) Reclassification and presentation adjustments
In the third quarter of 2025, the Company updated the financial presentation of its capitalized cloud computing arrangement (CCA) implementation costs and reclassified certain previously capitalized CCA implementation costs on its consolidated balance sheet, which decreased "property, plant and equipment, net" by $36,424, increased "other assets, net of allowances for credit losses" by $35,817 and increased "prepaid expenses and other current assets" by $607.
Similar reclassifications were reflected in the Company's consolidated balance sheet as of December 31, 2025.
For the six months ended June 30, 2026, cash flows related to the CCA implementation costs were correctly classified within "net cash provided by operating activities." However, for the six months ended June 30, 2025, these cash flows were incorrectly classified within "net cash used in investing activities" in the Company’s consolidated statements of cash flows and were not reclassified to "net cash provided by operating activities" as the amounts are considered immaterial.
The Company evaluated the impact of the reclassification and presentation adjustments and concluded they are not material to the consolidated financial statements for any of the periods presented.
(f) Recently issued accounting pronouncements
The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.
The following recently released accounting standards have been adopted by the Company:
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326)." This Accounting Standard Update ("ASU") provides public entities with an additional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. This includes assets acquired in business combinations or through consolidation of VIEs that is not a business if those assets arose from transactions that the acquiree or variable interest entity accounted for under ASC 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

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
No portion of the purchase consideration is outstanding as of June 30, 2026.
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
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Six months ended June 30, 2026	Year ended December 31, 2025
Opening balance as of January 1	$22,097	$12,094
Additions (net), charged to income statement	6,631	17,193
Deductions/effect of exchange rate fluctuations	(7,508)	(7,190)
Closing balance	$21,220	$22,097
Accounts receivable were $1,424,035 and $1,262,647, and allowances for credit losses were $21,220 and $22,097, resulting in net accounts receivable balances of $1,402,815 and $1,240,550 as of June 30, 2026 and December 31, 2025, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses (Continued)
In addition, deferred billings were $297,009 and $232,647 and allowances for credit losses on deferred billings were $13,438 and $10,659, resulting in net deferred billings balances of $283,571 and $221,988 as of June 30, 2026 and December 31, 2025, respectively.
During the three months ended June 30, 2026 and 2025, the Company recorded charges of $1,003 and $1,989, respectively, and for the six months ended June 30, 2026 and 2025, a charge of $2,779 and $541, respectively, to the income statement on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The Company has a revolving accounts receivable-based facility of $100,000 as of June 30, 2026 and December 31, 2025 that permits it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the six months ended June 30, 2026 and year ended December 31, 2025 was $79,461 and $59,952, respectively. The principal amount outstanding against this facility as of June 30, 2026 and December 31, 2025 was $77,081 and $55,140, respectively. The cost of factoring such accounts receivable during the three and six months ended June 30, 2026 and 2025 was $726 and $403, respectively, and $1,407 and $1,081, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.
The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $147,315 during the six months ended June 30, 2026 and $327,207 during the year ended December 31, 2025, which also represent the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three and six months ended June 30, 2026 and 2025 was $1,143 and $1,403, respectively, and $2,444 and $2,579, respectively. These costs are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$31,847	$—	$31,847	$—
Deferred compensation plan assets (Note a, e)	86,670	—	—	86,670
Total	$118,517	$—	$31,847	$86,670
Liabilities
Derivative instruments (Note b, c)	143,740	—	143,740	—
Deferred compensation plan liability (Note b, f)	85,916	—	—	85,916
Total	$229,656	$—	$143,740	$85,916

	As of December 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$15,440	$—	$15,440	$—
Deferred compensation plan assets (Note a, e)	75,586	—	—	75,586
Total	$91,026	$—	$15,440	$75,586
Liabilities
Earn-out consideration (Note b, d)	77,500	—	—	77,500
Derivative instruments (Note b, c)	105,009	—	105,009	—
Deferred compensation plan liability (Note b, f)	74,820	—	—	74,820
Total	$257,329	$—	$105,009	$152,320

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
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$—	$—	$77,500	$—
Earn-out consideration payable in connection with acquisitions	—	77,500	(77,500)	77,500
Closing balance	$—	$77,500	$—	$77,500
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$76,775	$61,812	$75,586	$61,549
Additions (net of redemption)	1,107	941	3,733	2,345
Change in fair value of deferred compensation plan assets (Note a)	8,788	5,603	7,351	4,462
Closing balance	$86,670	$68,356	$86,670	$68,356
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Opening balance	$76,178	$61,196	$74,820	$60,924
Additions (net of redemption)	962	941	3,748	2,345
Change in fair value of deferred compensation plan liabilities (Note a)	8,776	5,595	7,348	4,463
Closing balance	$85,916	$67,732	$85,916	$67,732
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
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,278,467	$2,771,310	$(108,460)	$(72,843)
United States Dollars (sell) Mexican Peso (buy)	50,400	71,400	4,215	2,201
United States Dollars (sell) Philippines Peso (buy)	187,100	234,000	(8,979)	(5,739)
Euro (sell) United States Dollars (buy)	385,648	446,846	4,705	(9,636)
Euro (sell) Romanian Leu (buy)	30,837	63,353	(310)	143
Japanese Yen (sell) Chinese Renminbi (buy)	62,939	67,617	7,118	3,746
United States Dollars (sell) Chinese Renminbi (buy)	61,800	82,800	1,963	144
Pound Sterling (sell) United States Dollars (buy)	68,167	92,322	492	(279)
United States Dollars (sell) Hungarian Forint (buy)	20,000	33,000	2,279	2,524
Australian Dollars (sell) Indian Rupees (buy)	171,591	189,797	(15,003)	(8,204)
United States Dollars (sell) Polish Zloty (buy)	28,500	42,000	(69)	1,884
Japanese Yen (sell) United States Dollars (buy)	—	7,000	—	238
United States Dollars (sell) Israeli Shekel (buy)	30,000	30,000	1,467	1,025
South African Rand (sell) United States Dollars (buy)	15,000	18,000	(1,346)	(1,186)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	244	(46)
United States Dollars (sell) Costa Rica Colon (buy)	27,500	44,400	2,758	773
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(167)	193
United States Dollars (sell) Malaysian Ringgit (buy)	21,500	21,000	(64)	486
United States Dollars (sell) Singapore Dollar (buy)	75,000	—	(972)	—
Interest rate swaps (floating to fixed)	215,625	221,875	(1,764)	(4,993)
			$(111,893)	$(89,569)
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
The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Assets
Prepaid expenses and other current assets	$15,068	$9,257	$6,655	$2,076
Other assets	$10,124	$4,107	$—	$—

Liabilities
Accrued expenses and other current liabilities	$71,501	$47,648	$11,221	$12,947
Other liabilities	$61,018	$44,414	$—	$—
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
In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income (loss). This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 11 below). The remaining gain to be amortized related to the treasury rate lock agreement as of June 30, 2026 and December 31, 2025 was $0 and $44, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2026 and December 31, 2025 was $232 and $272, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
In November 2025, the Company executed treasury rate lock agreements for $350,000 in connection with future interest payments to be made on its senior notes issued in November 2025 by Genpact UK Finco plc and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2025 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2026 and December 31, 2025 was $203 and $226, respectively.
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2026			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(157,767)	$39,532	$(118,235)	$(11,601)	$2,966	$(8,635)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(19,876)	5,260	(14,616)	(693)	287	(406)
Changes in fair value of effective portion of outstanding derivatives, net	30,128	(7,261)	22,867	1,615	536	2,151
Gain (loss) on cash flow hedging derivatives, net	50,004	(12,521)	37,483	2,308	249	2,557
Closing balance	$(107,763)	$27,011	$(80,752)	$(9,293)	$3,215	$(6,078)

	Six months ended June 30,
	2026			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(79,151)	$19,815	$(59,336)	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(31,371)	8,358	(23,013)	(5,921)	1,521	(4,400)
Changes in fair value of effective portion of outstanding derivatives, net	(59,983)	15,554	(44,429)	14,057	(2,073)	11,984
Gain (loss) on cash flow hedging derivatives, net	(28,612)	7,196	(21,416)	19,978	(3,594)	16,384
Closing balance	$(107,763)	$27,011	$(80,752)	$(9,293)	$3,215	$(6,078)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025		2026	2025	2026	2025
Forward foreign exchange contracts	$29,139	$2,713	$(62,232)	$16,552	Revenue	$614	$(155)	$389	$844
Interest rate swaps	989	(1,098)	2,249	(2,495)	Cost of revenue	(15,849)	(369)	(25,296)	(5,719)
					Selling, general and administrative expenses	(4,114)	(52)	(5,467)	(822)
					Interest expense	(527)	(117)	(997)	(224)
	$30,128	$1,615	$(59,983)	$14,057		$(19,876)	$(693)	$(31,371)	$(5,921)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three and six months ended June 30, 2026 and 2025, respectively.
Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2026	2025	2026	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$3,439	$3,846	$(20,865)	$8,476
		$3,439	$3,846	$(20,865)	$8,476
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
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of June 30, 2026	As of December 31, 2025
Advance income and non-income taxes	$60,973	$61,065
Contract asset (Note 19)	43,644	35,583
Prepaid expenses	54,788	51,778
Derivative instruments (Note 6)	21,723	11,333
Employee advances	4,188	3,353
Deposits	3,313	2,280
Advances to suppliers	2,162	2,913
Others	59,761	43,676
Total	$250,552	$211,981

8. Property, plant and equipment, net
The following table provides the gross and net amount of property, plant and equipment:

	As of June 30, 2026	As of December 31, 2025
Property, plant and equipment, gross*	$755,330	$773,392
Less: Accumulated depreciation and amortization	(570,893)	(582,944)
Property, plant and equipment, net	$184,437	$190,448
*Including capital work in progress
Depreciation expense on property, plant and equipment for the three months ended June 30, 2026 and 2025 was $12,625 and $13,515, respectively, and for the six months ended June 30, 2026 and 2025 was $26,000 and $26,992, respectively. Computer software amortization for the three months ended June 30, 2026 and 2025 was $269 and $573, respectively, and for the six months ended June 30, 2026 and 2025 was $630 and $1,075, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets
The following table presents the changes in goodwill for the six months ended June 30, 2026 and year ended December 31, 2025:

	For the six months ended June 30, 2026	For the year ended December 31, 2025
Opening balance	$1,781,116	$1,669,769
Goodwill relating to acquisitions consummated during the period	—	111,925
Impact of measurement period adjustments	—	346
Effect of exchange rate fluctuations	(12,254)	(924)
Closing balance	$1,768,862	$1,781,116
The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2026:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$411,428	$676,484	$693,204	$1,781,116
Effect of exchange rate fluctuations	(2,781)	(4,585)	(4,888)	(12,254)
Closing balance	$408,647	$671,899	$688,316	$1,768,862
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Impact of measurement period adjustments	19	274	53	346
Effect of exchange rate fluctuations	280	(106)	(1,098)	(924)
Closing balance	$411,428	$676,484	$693,204	$1,781,116
The total amount of the Company's goodwill deductible for income tax purposes was $196,284 and $210,585 as of June 30, 2026 and December 31, 2025, respectively.
The Company’s intangible assets are as follows:

	As of June 30, 2026			As of December 31, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$510,856	$462,760	$48,096	$513,977	$459,682	$54,295
Marketing-related intangible assets	102,153	102,153	—	102,233	102,208	25
Technology-related intangible assets	158,807	133,630	25,177	141,659	128,939	12,720
	$771,816	$698,543	$73,273	$757,869	$690,829	$67,040
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended June 30, 2026 and 2025 were $3,287 and $4,317, respectively, and for the six months ended June 30, 2026 and 2025 were $6,399 and $8,637, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $2,286 and $700, respectively, and for the six months ended June 30, 2026 and 2025 were $4,070 and $1,318, respectively.

10. Short-term borrowings
The Company has the following borrowing facilities:
a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of June 30, 2026 and December 31, 2025, the limits available were $30,920 and $26,563, respectively, of which $7,644 and $7,988, respectively, was utilized, constituting non-funded drawdown.
b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each wholly owned subsidiaries of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, a total of $1,257 was utilized, all of which constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of June 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of June 30, 2026, the Company was in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)
As of June 30, 2026 and December 31, 2025, the amount outstanding under the Company's term loan, net of unamortized debt issuance costs of $429 and $584, was $436,821 and $449,916, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of June 30, 2026 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.
The maturity profile of the term loan outstanding as of June 30, 2026, net of unamortized debt issuance costs, is as follows:

Year ended	Amount
2026	13,097
2027	423,724
Total	$436,821
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes were fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes was amortized over the life of the 2021 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2021 Senior Notes, net of unamortized debt issuance costs of $0 and $165, respectively, was $0 and 349,835, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes”). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2024 Senior Notes, net of unamortized debt issuance costs of $2,571 and $3,005, respectively, was $397,429 and $396,994, respectively, which is payable on June 4, 2029.
In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350,000 aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4,551 incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of unamortized debt issuance costs of $3,993 and $4,444, respectively, was $346,007 and $345,556, respectively, which is payable on November 18, 2030.
The Company paid interest on the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year through the maturity date of April 10, 2026. The Company pays interest on (i) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year and (ii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of June 4, 2029 and November 18, 2030, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2024 Senior Notes, May 4, 2029, and in the case of the 2025 Senior Notes, October 18, 2030, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2026, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)
A summary of the Company’s long-term debt is as follows:

	As of June 30, 2026	As of December 31, 2025
Credit facility, net of unamortized debt issuance costs	$436,821	$449,916
1.750% 2021 Senior Notes, net of unamortized debt issuance costs	—	349,835
6.000% 2024 Senior Notes, net of unamortized debt issuance costs	397,429	396,994
4.950% 2025 Senior Notes, net of unamortized debt issuance costs	346,007	345,556
Total	$1,180,257	$1,542,301
Current portion	26,201	376,027
Non-current portion	1,154,056	1,166,274
Total	$1,180,257	$1,542,301

12. Accrued expenses and other current liabilities
 Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025
Accrued expenses	$299,235	$221,316
Accrued employee cost	246,072	380,914
Statutory liabilities	71,937	88,847
Retirement benefits	1,800	2,334
Compensated absences	34,587	30,414
Derivative instruments (Note 6)	82,722	60,595
Contract liabilities (Note 19)	152,588	203,128
Finance lease liabilities	8,658	9,444
Earn-out consideration	—	77,500
Deferred compensation plan liability (Note 5)	7,142	3,831
Other liabilities	26,223	25,302
	$930,964	$1,103,625
13. Other liabilities
Other liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025
Accrued expenses	$124,105	$100,573
Accrued employee cost	5,578	4,406
Retirement benefits	18,844	17,237
Compensated absences	53,941	51,780
Derivative instruments (Note 6)	61,018	44,414
Contract liabilities (Note 19)	45,248	47,063
Finance lease liabilities	8,569	9,864
Deferred compensation plan liability (Note 5)	78,774	70,989
Others	5,342	7,038
	$401,419	$353,364

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
On November 21, 2025, the Government of India implemented four new labor codes—the Code on Wages, 2019, the Industrial Relations Code, 2020, the Code on Social Security, 2020, and the Occupational Safety, Health and Working Conditions Code, 2020—which consolidate 29 existing labor laws into a unified legislative framework. The implementation of these codes had significant accounting impacts for the Company's employee benefit obligations.
The Company has assessed and disclosed the incremental impact of these legislative changes based on legal opinions received and the best available information. The Company continues to monitor the finalization of implementing rules and clarifications from the Government of India and will recognize any additional accounting effects as required.
Net defined benefit plan costs for the three and six months ended June 30, 2026 and 2025 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service costs	$6,036	$4,659	$12,148	$9,551
Interest costs	2,683	2,194	5,452	4,353
Amortization of actuarial loss	95	77	190	151
Amortization of prior service cost	748	—	1,359	—
Expected return on plan assets	(2,075)	(1,743)	(4,266)	(3,450)
Net defined benefit plan costs	$7,487	$5,187	$14,883	$10,605
Defined contribution plans
During the three and six months ended June 30, 2026 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
India	$15,197	$15,534	$30,321	$29,876
U.S.	4,680	4,583	10,381	10,101
U.K.	2,673	4,482	10,120	9,065
China	7,616	7,372	15,104	14,770
Other regions	4,678	4,859	9,659	9,952
Total	$34,844	$36,830	$75,585	$73,764

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
The liability for the Plan was $85,916 and $74,820 as of June 30, 2026 and December 31, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $86,670 and $75,586 as of June 30, 2026 and December 31, 2025, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.
During the three months ended June 30, 2026 and 2025, the change in the fair value of deferred compensation plan assets was $8,788 and $5,603, respectively, and during the six months ended June 30, 2026 and 2025, the change in the fair value of deferred compensation plan assets was $7,351 and $4,462, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended June 30, 2026 and 2025, the change in the fair value of deferred compensation plan liabilities was $8,776 and $5,595, respectively, and during the six months ended June 30, 2026 and 2025, the change in the fair value of deferred compensation plan liabilities was $7,348 and $4,463, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the three months ended June 30, 2026 and 2025 were $26,003 and $21,431, respectively, and for the six months ended June 30, 2026 and 2025 were $47,931 and $41,341, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
No options were granted in the six months ended June 30, 2026 and June 30, 2025.
A summary of stock option activity during the six months ended June 30, 2026 is set out below:

	Six months ended June 30, 2026
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2026	5,036,542	$35.20	3.4	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(2,800)	27.65	—	—
Outstanding as of June 30, 2026	5,033,742	35.21	2.9	193
Vested as of June 30, 2026 and expected to vest thereafter (Note a)	5,028,681	35.19	2.9	193
Vested and exercisable as of June 30, 2026	4,742,980	34.20	2.8	193
Weighted average grant date fair value of grants during the period	—
(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2026, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $478, which will be recognized over the weighted average remaining requisite vesting period of 0.5 years.
Restricted share units
The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting period. A summary of RSU activity during the six months ended June 30, 2026 is set out below:

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
 15. Stock-based compensation (Continued)

	Six months ended June 30, 2026
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	2,302,336	$42.29
Granted	1,390,989	43.69
Vested (Note a)	(926,732)	40.69
Forfeited	(170,716)	44.27
Outstanding as of June 30, 2026	2,595,877	43.48
Expected to vest (Note b)	2,348,090
(a)922,834 RSUs vested during the six months ended June 30, 2026, in respect of which 578,258 shares (net of minimum statutory tax withholding) were issued. 3,898 RSUs that vested in the six months ended June 30, 2026 will be issued subsequent to June 30, 2026 after withholding shares to the extent of minimum statutory withholding taxes.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.
64,195 RSUs vested in the year ended December 31, 2024, in respect of which 64,175 shares were issued during the six months ended June 30, 2026 after withholding shares to the extent of minimum statutory withholding taxes.
50,536 RSUs that vested in the year ended December 31, 2025 will be issued at the end of 2026 after withholding shares to the extent of minimum statutory withholding taxes.
As of June 30, 2026, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $79,061, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.
Performance units
The Company also grants stock awards in the form of performance units (“PUs”) and has granted PUs under both the 2007 Omnibus Plan and the 2017 Omnibus Plan.
Each PU represents the right to receive a number of common shares at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of approximately six months to three years. PUs granted under the plans are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting period.
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
The fair value of each PU granted to employees in the six months ended June 30, 2026 and June 30, 2025 was estimated on the date of grant using the following valuation assumptions:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Dividend yield	1.54%	1.37%
Expected life (years)	2.92	2.81
Risk-free rate of interest for expected life	3.56%	3.89%
Volatility for expected life	28.86%	25.78%
A summary of PU activity during the six months ended June 30, 2026 is set out below:

	Six months ended June 30, 2026
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2026	2,652,354	$42.39	6,368,794
Granted	1,119,220	44.59	2,686,128
Vested (Note a)	(418,753)	44.02	(418,753)
Forfeited	(203,622)	44.01	(488,640)
Adjustment upon final determination of level of performance goal achievement	(273,757)	44.03	(1,243,271)
Outstanding as of June 30, 2026	2,875,442	$42.74	6,904,258
Expected to vest (Note b)	3,305,656

(a)417,841 PUs vested during the six months ended June 30, 2026, in respect of which 260,106 shares (net of minimum statutory tax withholding) were issued during the six months ended June 30, 2026. 912 PUs that vested in the six months ended June 30, 2026 will be issued subsequent to June 30, 2026 after withholding shares to the extent of minimum statutory withholding taxes.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
As of June 30, 2026, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $73,806, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
During the six months ended June 30, 2026 and 2025, 154,214 and 121,936 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the three months ended June 30, 2026 and 2025 was $356 and $367, respectively, and for the six months ended June 30, 2026 and 2025 was $701 and $493, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.
16. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $2,750,000 under the Company’s existing share repurchase program. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the six months ended June 30, 2026 and 2025, the Company repurchased 3,372,227 and 1,898,010 of its common shares, respectively, on the open market at a weighted average price of $35.57 and $48.98 per share, respectively, for an aggregate cash amount of $119,940 and $92,961, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2026 and 2025, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $67 and $538, respectively.
$244,137 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2026. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.
Dividend
On February 5, 2026, the Company announced that its Board approved a 10% increase in its quarterly cash dividend to $0.1875 per share for 2026, up from $0.17 per share in 2025, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per share in 2025, payable to holders of the Company’s common shares. On March 31, 2026 and June 25, 2026, the Company paid a dividend of $0.1875 per share, amounting to $31,773 and $31,552 in the aggregate, to shareholders of record as of March 16, 2026 and June 10, 2026, respectively.
On February 6, 2025, the Company announced that its Board had approved an 11% increase in its quarterly cash dividend to $0.17 per share for 2025, up from $0.1525 per share in 2024, representing an annual dividend of $0.68 per common share for 2025, up from $0.61 per share in 2024, payable to holders of the Company’s common shares. On March 26, 2025 and June 30, 2025, the Company paid a dividend of $0.17 per share, amounting to $29,784 and $29,624 in the aggregate, to shareholders of record as of March 11, 2025 and June 18, 2025, respectively.
17. Earnings per share
The Company calculates earnings per share in accordance with FASB guidance on earnings per share. Basic and diluted earnings per common share give effect to the change in the number of Company common shares outstanding. The calculation of basic earnings per common share is determined by dividing net income by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, RSUs, common shares to be issued under the ESPP and PUs, have been included in the computation of diluted net earnings per share and the number of weighted average shares outstanding, except where the result would be anti-dilutive.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
17. Earnings per share (Continued)
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,845,295 and 868,648 for the six months ended June 30, 2026 and 2025, respectively, and 4,499,624 and 1,121,406 for the three months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$145,737	$132,716	$293,729	$263,569
Weighted average number of common shares used in computing basic earnings per common share	169,068,546	174,611,241	169,688,011	175,069,775
Dilutive effect of stock-based awards	1,357,250	2,441,105	1,947,476	2,673,970
Weighted average number of common shares used in computing dilutive earnings per common share	170,425,796	177,052,346	171,635,487	177,743,745
Earnings per common share
Basic	$0.86	$0.76	$1.73	$1.51
Diluted	$0.86	$0.75	$1.71	$1.48

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended June 30, 2026 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$349,890	$212,208	$69,842	$67,840
Consumer and Healthcare	469,172	308,143	88,495	72,534
High Tech and Manufacturing	524,376	332,749	101,952	89,675
Net revenues	$1,343,438
Unallocated corporate expenses			(3,509)	3,509
Stock-based compensation expense				(26,359)
Amortization of acquired intangible assets				(3,278)
Foreign exchange gains, net				2,109
Interest income (expense), net				(15,147)
Income tax expense				(45,146)
Net income				$145,737
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended June 30, 2025 were as follows:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the six months ended June 30, 2026 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$694,928	$423,364	$137,474	$134,090
Consumer and Healthcare	915,483	606,049	172,198	137,236
High Tech and Manufacturing	1,029,099	648,091	198,859	182,149
Net revenues	$2,639,510
Unallocated corporate expenses			(3,761)	3,761
Stock-based compensation				(48,632)
Amortization of acquired intangible assets				(6,389)
Foreign exchange gains, net				9,411
Interest income (expense), net				(26,749)
Income tax expense				(91,148)
Net income				$293,729
*Other segment items primarily include selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the six months ended June 30, 2025 were as follows:

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Net revenues
Disaggregation of revenue
Effective January 1, 2026, the Company revised its revenue disaggregation to better align with its current business structure, strategic priorities and internal reporting. The Company's revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the three and six months ended June 30, 2026 and June 30, 2025.
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
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Advanced Technology Solutions	$363,323	$292,655	$708,552	$570,282
Core Business Services	980,115	961,763	1,930,958	1,899,062
Net revenues	$1,343,438	$1,254,418	$2,639,510	$2,469,344
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
The following table shows the details of the Company’s contract balances:

	As of June 30, 2026	As of December 31, 2025
Contract assets (Note a)	$75,167	$64,811
Contract liabilities (Note b)
Deferred transition revenue	$88,207	$90,607
Advance from customers	$109,629	$159,584
(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.
(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Net revenues (Continued)
Changes in the Company’s contract asset and liability balances during the three and six months ended 2026 and 2025 were a result of normal business activity and not materially impacted by any other factors.
The amount of revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the Company's contract liabilities balance at the beginning of each period was $100,835 and $47,059, respectively, and the amount of revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the Company's contract liabilities balance at the beginning of the period was $154,461 and $74,672, respectively.
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2026:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$197,836	$152,588	$35,010	$9,321	$917
The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$30,773	$162,100	$38,230	$162,199	$34,556	$162,863	$41,348	$159,552
Closing balance	23,880	165,513	36,486	171,012	23,880	165,513	36,486	171,012
Amortization	3,243	17,352	5,611	18,909	7,348	34,723	11,969	38,283
20. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$4,748	$4,534	$14,901	$10,789
Interest expense	(19,895)	(18,019)	$(41,650)	(35,720)
Interest income (expense), net	$(15,147)	$(13,485)	$(26,749)	$(24,931)

21. Income taxes
The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company’s effective tax rate (“ETR”) was 23.7% for the three months ended June 30, 2026, down from 24.9% for the three months ended June 30, 2025. The Company’s ETR was 23.7% for the six months ended June 30, 2026, down from 25.1% for the six months ended June 30, 2025. The decrease in the Company’s ETR in both periods was primarily driven by optimization of intercompany financing, as well as the mix of the Company's pre-tax income and the impacts of other discrete items.
22. Commitments and contingencies
 Capital commitments
As of June 30, 2026 and December 31, 2025, the Company has committed to spend $9,538 and $16,542, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
22. Commitments and contingencies (Continued)
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $8,901 and $9,245 as of June 30, 2026 and December 31, 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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
(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $93,168, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA has filed an appeal before the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of June 30, 2026.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
23. Subsequent events
Dividend
On July 16, 2026, the Company announced that its Board of Directors declared a dividend for the third quarter of 2026 of $0.1875 per common share, which is payable on September 24, 2026 to shareholders of record as of the close of business on September 10, 2026. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
Factors that may cause actual results to differ from expected results include, among others:
•our ability to anticipate, develop and incorporate advanced technologies, including artificial intelligence ("AI") technologies, such as generative and agentic AI, into our solutions and services as well as our internal operations and to compete in the rapidly evolving technological environment and successfully implement and generate revenue from new solutions and services;
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
•our ability to successfully implement our new enterprise resource planning system, including the effect of the transition on our internal control over financial reporting;
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
Macroeconomic and business environment
Our results of operations are affected by economic and geopolitical conditions, including overall levels of business confidence, inflationary pressures, monetary policy uncertainty and the pace of global growth. Economic uncertainty continues to increase in several markets globally, which has impacted our business and may continue to impact our business in the future. Any extended periods of slower sales cycles could have a material adverse effect on our business, financial position, results of operations and cash flows.
Conflicts in the Middle East, in particular the Iran conflict, as well as the ongoing conflict between Russia and Ukraine, have exacerbated global market volatility and regional instability. We do not have operations in Iran, Russia or Ukraine, and our direct exposure to affected countries in the Middle East remains limited. To date, these conflicts have not had a material impact on our business, financial position, operations, or cash flows, but it is difficult to anticipate the future impacts of these conflicts on our business or our clients’ businesses.
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are an Agentic Operations company, where applied AI meets context-rich process intelligence. We run and transform mission-critical operations for global enterprises. Our Agentic Operations are grounded in decades of operating core business processes across finance, supply chain, banking, insurance, and more. We have over 141,000 employees serving clients from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.
In the quarter ended June 30, 2026, we recorded net revenues of $1,343.4 million. Net revenues from Advanced Technology Solutions were $363.3 million and net revenues from Core Business Services were $980.1 million.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Due to rounding, the numbers presented in the tables or in the narrative included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2026 and 2025.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2026	2025	2026	2025	2026 vs. 2025	2026 vs. 2025
	(dollars in millions)		(dollars in millions)
Net revenues	$1,343.4	$1,254.4	$2,639.5	$2,469.3	7.1%	6.9%
Cost of revenue	853.1	804.4	1,677.5	1,590.3	6.1%	5.5%
Gross profit	490.3	450.1	962.0	879.1	8.9%	9.4%
Gross profit margin	36.5%	35.9%	36.4%	35.6%
Operating expenses
Selling, general and administrative expenses	294.1	266.4	564.5	507.5	10.4%	11.2%
Amortization of acquired intangible assets	3.3	4.3	6.4	8.6	(23.9)%	(25.9)%
Other operating (income) expense, net	0.0	0.0	(0.4)	(0.2)	(54.5)%	146.2%
Income from operations	192.9	179.4	391.5	363.1	7.5%	7.8%
Income from operations as a percentage of net revenues	14.4%	14.3%	14.8%	14.7%
Foreign exchange gains, net	2.1	0.4	9.4	1.7	NM*	NM*
Interest income (expense), net	(15.1)	(13.5)	(26.7)	(24.9)	12.3%	7.3%
Other income (expense), net	11.0	10.4	10.7	12.1	5.1%	(11.8)%
Income before income tax expense	190.9	176.7	384.9	352.0	8.0%	9.4%
Income tax expense	45.1	44.0	91.1	88.4	2.6%	3.1%
Net income	$145.7	$132.7	$293.7	$263.6	9.8%	11.4%
Net income as a percentage of net revenues	10.8%	10.6%	11.1%	10.7%
*Not Meaningful

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
Net revenues. Our net revenues were $1,343.4 million in the second quarter of 2026, up $89.0 million, or 7.1%, from $1,254.4 million in the second quarter of 2025.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro and Australian dollar against the U.S. dollar, our net revenues grew 6.9% in the second quarter of 2026 compared to the second quarter of 2025 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount decreased by 2.6% to approximately 143,100 in the second quarter of 2026 from approximately 146,900 in the second quarter of 2025.
Effective January 1, 2026, we revised our revenue disaggregation to better align with our current business structure, strategic priorities and internal reporting. Our revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the three and six months ended June 30, 2026 and 2025.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Advanced Technology Solutions	$363.3	$292.7	24.1%
Core Business Services	980.1	961.8	1.9%
Net revenues	$1,343.4	$1,254.4	7.1%
Net revenues from Advanced Technology Solutions in the second quarter of 2026 were $363.3 million, up $70.7 million, or 24.1%, from $292.7 million in the second quarter of 2025. This increase was broad-based and driven by increased demand for each component of our Advanced Technology Solutions, namely digital technology, data and AI solutions and services, agentic solutions and advisory services, in the second quarter of 2026 compared to the second quarter of 2025.
Net revenues from Core Business Services in the second quarter of 2026 were $980.1 million, up $18.4 million, or 1.9%, from $961.8 million in the second quarter of 2025, primarily due to an increase in revenue from the technology services component of our Core Business Services in the second quarter of 2026 compared to the second quarter of 2025.
Net revenues by reportable segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$349.9	$338.6	3.3%
Consumer and Healthcare	469.2	428.6	9.5%
High Tech and Manufacturing	524.4	487.2	7.6%
Net revenues	$1,343.4	$1,254.4	7.1%
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 3.3% in the second quarter of 2026 compared to the second quarter of 2025, largely due to ramp-ups of recently signed deals and an increase in demand for our digital technology services within Advanced Technology Solutions. Net revenues from our Consumer and Healthcare and High Tech and Manufacturing segments increased by 9.5% and 7.6%, respectively, in the second quarter of 2026 compared to the second quarter of 2025, largely due to an increase in demand for our Advanced Technology Solutions and the technology services component of our Core Business Services.
Cost of revenue. Cost of revenue was $853.1 million in the second quarter of 2026, up $48.8 million, or 6.1%, from $804.4 million in the second quarter of 2025. This increase was primarily driven by the higher costs associated with an increase in revenue from resold partner technology in the second quarter of 2026 compared to the second quarter of 2025 as well as wage inflation in the second quarter of 2026 compared to the second quarter of 2025.
Gross margin. Our gross margin increased to 36.5% in the second quarter of 2026 from 35.9% in the second quarter of 2025, primarily driven by lower headcount and a foreign exchange benefit, partially offset by the higher costs associated with an increase in revenue from resold partner technology in the second quarter of 2026 compared to the second quarter of 2025.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased to 21.9% in the second quarter of 2026 from 21.2% in the second quarter of 2025. SG&A expenses were $294.1 million in the second quarter of 2026, up $27.7 million, or 10.4%, from $266.4 million in the second quarter of 2025. The increase was primarily due to increased strategic investments in partnerships, alliances, and other sales and marketing capabilities as well as wage inflation in the second quarter of 2026 compared to the second quarter of 2025.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.3 million in the second quarter of 2026, down $1.0 million, or 23.9%, from $4.3 million in the second quarter of 2025. This decrease was primarily driven by the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.0 million in the second quarters of both 2026 and 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased to 14.4% in the second quarter of 2026 from 14.3% in the second quarter of 2025. Income from operations was $192.9 million in the second quarter of 2026, up $13.5 million from $179.4 million in the second quarter of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the second quarter of 2026 compared to the second quarter of 2025.
Foreign exchange gains, net. We recorded a net foreign exchange gain of $2.1 million in the second quarter of 2026 compared to $0.4 million in the second quarter of 2025. The gain in the second quarter of 2026 resulted primarily from gains on fair value hedges and the depreciation of the Indian rupee against the U.S dollar. The gain in the second quarter of 2025 resulted primarily from gains on fair value hedges, partially offset by losses resulting from the appreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $15.1 million in the second quarter of 2026, up $1.7 million from $13.5 million in the second quarter of 2025. Our interest expense increased primarily due to a higher interest rate on our Senior Notes issued in November 2025 compared to our 2021 Senior Notes (as defined below), which we repaid on April 10, 2026. The increase was partially offset by lower interest expense on our term loan due to a lower SOFR and reduced volume in the second quarter of 2026 compared to the second quarter of 2025. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased to 5.4% in the second quarter of 2026 from 4.8% in the second quarter of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.
Other income (expense), net. Our other income (net of expense) was $11.0 million in the second quarter of 2026, up from $10.4 million in the second quarter of 2025. The increase was primarily driven by a larger gain on the fair value of deferred compensation plan assets in the second quarter of 2026 compared to the second quarter of 2025, partially offset by a gain on a one-time sale of certain IT assets in the second quarter of 2025.
Income tax expense. Our income tax expense was $45.1 million in the second quarter of 2026, up from $44.0 million in the second quarter of 2025, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 23.7% in the second quarter of 2026, down from 24.9% in the second quarter of 2025. The decrease in our ETR in the second quarter of 2026 was primarily driven by the optimization of intercompany financing, as well as the mix of our pre-tax income and the impacts of other discrete items.

Net income. As a result of the foregoing factors, net income was $145.7 million in the second quarter of 2026, up $13.0 million from $132.7 million in the second quarter of 2025. Net income as a percentage of net revenues was 10.8% in the second quarter of 2026, up from 10.6% in the second quarter of 2025.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $16.3 million to $233.6 million in the second quarter of 2026 from $217.3 million in the second quarter of 2025. Our AOI margin increased to 17.4% in the second quarter of 2026 from 17.3% in the second quarter of 2025, largely driven by higher gross margin, partially offset by higher SG&A expenses in the second quarter of 2026 compared to the second quarter of 2025.
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
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(dollars in millions)
Net income	$145.7	$132.7
Foreign exchange gains, net	(2.1)	(0.4)
Interest (income) expense, net	15.1	13.5
Income tax expense	45.1	44.0
Stock-based compensation expense	26.4	21.8
Acquisition-related expenses	—	1.3
Amortization of acquired intangible assets	3.3	4.3
Adjusted income from operations	$233.6	$217.3
The following table sets forth our AOI by segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$67.8	$63.5	6.9%
Consumer and Healthcare	72.5	76.0	(4.6)%
High Tech and Manufacturing	89.7	90.0	(0.4)%
Total reportable segment	$230.1	$229.5	0.2%
Unallocated corporate expenses	3.5	(12.2)	NM*
Adjusted income from operations	$233.6	$217.3	7.5%
*Not Meaningful

AOI of our Financial Services segment increased by 6.9%, primarily driven by higher revenues and operating efficiency in the second quarter of 2026 compared to the second quarter of 2025. AOI of our High Tech and Manufacturing segment decreased by 0.4%, primarily driven by the ramp-down of a higher margin customer, partially offset by higher revenue in the second quarter of 2026 compared to the second quarter of 2025. AOI of our Consumer and Healthcare segment decreased by 4.6%, largely driven by investments in additional resources to drive business growth in the second quarter of 2026 compared to the second quarter of 2025.
AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
Net revenues. Our net revenues were $2,639.5 million in the first half of 2026, up $170.2 million, or 6.9%, from $2,469.3 million in the first half of 2025.
Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, British pound, and Australian dollar against the U.S. dollar, our net revenues grew 6.3% in the first half of 2026 compared to the first half of 2025 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount decreased by 0.4% to approximately 144,300 in the first half of 2026 from approximately 144,900 in the first half of 2025.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Advanced Technology Solutions	$708.6	$570.3	24.2%
Core Business Services	1,931.0	1,899.1	1.7%
Net revenues	$2,639.5	$2,469.3	6.9%
Net revenues from Advanced Technology Solutions in the first half of 2026 were $708.6 million, up $138.3 million, or 24.2%, from $570.3 million in the first half of 2025. This increase was broad-based and driven by demand for each component of our Advanced Technology Solutions, namely digital technology, data and AI solutions and services, agentic solutions and advisory services, in the first half of 2026 compared to the first half of 2025.
Net revenues from Core Business Services in the first half of 2026 were $1,931.0 million, up $31.9 million, or 1.7%, from $1,899.1 million in the first half of 2025, primarily due to an increase in revenue from the technology services component of our Core Business Services in the first half of 2026 compared to the first half of 2025.
Net revenues by reportable segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$694.9	$665.8	4.4%
Consumer and Healthcare	915.5	849.0	7.8%
High Tech and Manufacturing	1,029.1	954.5	7.8%
Net revenues	$2,639.5	$2,469.3	6.9%
Net revenues from our Financial Services segment increased by 4.4% in the first half of 2026 compared to the first half of 2025, largely due to an increase in revenue from Advanced Technology Solutions and ramp-ups of recently signed deals. Net revenues from our Consumer and Healthcare segment increased by 7.8% in the first half of 2026 compared to the first half of 2025, largely due to an increase in demand for our Advanced Technology Solutions and technology services within our Core Business Services. Net revenues from our High Tech and Manufacturing segment increased by 7.8% in the first half of 2026 compared to the first half of 2025, primarily driven by an increase in demand for our Advanced Technology Solutions and technology services within our Core Business Services.
Cost of revenue. Cost of revenue was $1,677.5 million in the first half of 2026, up $87.2 million, or 5.5%, from $1,590.3 million in the first half of 2025. This increase was primarily driven by the higher costs associated with an increase in revenue from resold partner technology in the first half of 2026 compared to the first half of 2025 as well as wage inflation in the first half of 2026 compared to the first half of 2025.
2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Gross margin. Our gross margin increased to 36.4% in the first half of 2026 from 35.6% in the first half of 2025, primarily driven by lower headcount and a foreign exchange benefit, partially offset by the higher costs associated with an increase in revenue from resold partner technology in the first half of 2026 compared to the first half of 2025.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased to 21.4% in the first half of 2026 from 20.6% in the first half of 2025. SG&A expenses were $564.5 million in the first half of 2026, up $57.0 million, or 11.2%, from $507.5 million in the first half of 2025. This increase was primarily driven by increased strategic investments in partnerships, alliances, and other sales and marketing capabilities, increased spending on professional services and wage inflation in the first half of 2026 compared to the first half of 2025.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $6.4 million in the first half of 2026, down $2.2 million, or 25.9%, from $8.6 million in the first half of 2025. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.4 million in the first half of 2026, consistent with $0.2 million in the first half of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased to 14.8% in the first half of 2026 from 14.7% in the first half of 2025. Income from operations was $391.5 million in the first half of 2026, up by $28.4 million from $363.1 million in the first half of 2025, primarily due to higher gross margin, partially offset by higher SG&A expenses in the first half of 2026 compared to the first half of 2025.
Foreign exchange gains, net. We recorded a net foreign exchange gain of $9.4 million in the first half of 2026, compared to $1.7 million in the first half of 2025. The gain in the first half of 2026 was primarily due to gains on remeasurement resulting from the depreciation of the Indian rupee against the U.S. dollar, partially offset by losses on fair value hedges. The gain in the first half of 2025 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the appreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $26.7 million in the first half of 2026, up $1.8 million from $24.9 million in the first half of 2025. Our interest income increased to $14.9 million in the first half of 2026 from $10.8 million in the first half of 2025, due to higher interest rates and higher cash balances in the first half of 2026 compared to the first half of 2025. Our interest expense increased primarily due to incremental interest expense on our senior notes issued in November 2025, partially offset by (i) a reduction in interest expense on our senior notes issued in 2021, which were repaid in April 2026, and (ii) lower interest expense on our term loan due to a lower SOFR and reduced volume in the first half of 2026 compared to the first half of 2025. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased to 5.0% in the first half of 2026 from 4.8% in the first half of 2025. See the section titled “Liquidity and Capital Resources—Financial Condition” for further discussion.
Other income (expense), net. Our other income (net of expense) was $10.7 million in the first half of 2026, compared to $12.1 million in the first half of 2025, primarily due to a gain on a one-time sale of certain IT assets in the first half of 2025.
Income tax expense. Our income tax expense was $91.1 million in the first half of 2026, up from $88.4 million in the first half of 2025, due to higher pre-tax income, representing an ETR of 23.7% in the first half of 2026, down from 25.1% in the first half of 2025. The decrease in our ETR in the first half of 2026 was primarily driven by the optimization of intercompany financing, as well as the mix of our pre-tax income and the impacts of other discrete items.
Net income. As a result of the foregoing factors, net income was $293.7 in the first half of 2026, up $30.2 million from $263.6 in the first half of 2025. Net income as a percentage of net revenues was 11.1% in the first half of 2026, up from 10.7% in the first half of 2025.
Adjusted income from operations. AOI increased by $30.2 million to $457.2 million in the first half of 2026 from $427.0 million in the first half of 2025. Our AOI margin was 17.3% in the first half of both 2026 and 2025.
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
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
	(dollars in millions)
Net income	$293.7	$263.6
Foreign exchange gains, net	(9.4)	(1.7)
Interest (income) expense, net	26.7	24.9
Income tax expense	91.1	88.4
Stock-based compensation expense	48.6	41.8
Amortization of acquired intangible assets	6.4	8.6
Acquisition-related expenses	—	1.3
Adjusted income from operations	$457.2	$427.0
The following table sets forth our AOI by segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$134.1	$121.6	10.2%
Consumer and Healthcare	137.2	146.4	(6.2)%
High Tech and Manufacturing	182.1	170.1	7.1%
Total reportable segment	$453.4	$438.1	3.5%
Unallocated corporate expenses	3.8	(11.1)	NM*
Adjusted income from operations	$457.2	$427.0	7.1%
*Not Meaningful
AOI of our Financial Services and High Tech and Manufacturing segments increased by 10.2% and 7.1%, respectively, in the first half of 2026 compared to the first half of 2025, primarily driven by higher revenues and operating efficiencies. AOI of our Consumer and Healthcare segment decreased by 6.2% in the first half of 2026 compared to the first half of 2025, primarily driven by higher investments in additional resources to drive business growth, partially offset by higher revenues and operating efficiency.
AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and right-of-use assets, and over-or-under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of June 30, 2026 and December 31, 2025 is presented below:

	As of June 30, 2026	As of December 31, 2025	Percentage Change Increase/(Decrease)
	(dollars in millions)		2026 vs. 2025
Cash and cash equivalents	$517.4	$853.8	(39.4%)
Short-term investments	—	350.0	NM*
Current portion of long-term debt	26.2	376.0	(93.0)%
Long-term debt, less current portion	1,154.1	1,166.3	(1.0)%
Total equity	$2,604.8	$2,549.4	2.2%
*Not Meaningful
Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
On February 5, 2026, our board of directors approved a 10% increase in our quarterly cash dividend from $0.17 per common share to $0.1875 per common share, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per common share in 2025. On March 31, 2026, and June 25, 2026, we paid a dividend of $0.1875 per share, amounting to $31.8 million and $31.6 million in the aggregate, to shareholders of record as of March 16, 2026, and June 10, 2026, respectively.
On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing an annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025, and June 30, 2025, we paid a dividend of $0.17 per share, amounting to $29.8 million and $29.6 million in the aggregate, to shareholders of record as of March 11, 2025, and June 18, 2025, respectively.
As of June 30, 2026, the total authorization under our existing share repurchase program was $2,750.0 million, of which $244.1 million remained available as of June 30, 2026. Since our share repurchase program was initially authorized in 2015, we have repurchased 74,271,373 of our common shares at a weighted average price of $33.74 per share, for an aggregate purchase price of $2,505.9 million.
During the six months ended June 30, 2026 and 2025, we repurchased 3,372,227 and 1,898,010 of our common shares, respectively, on the open market at a weighted average price of $35.57 and $48.98 per share, respectively, for an aggregate purchase price of $119.9 million and $93.0 million, respectively. All repurchased shares have been retired.
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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,		Percentage Change
	2026	2025	2026 vs. 2025
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$48.9	$217.8	(77.5)%
Investing activities	299.8	(104.4)	387.1%
Financing activities	(645.3)	(106.7)	(504.9)%
Net increase in cash and cash equivalents	$(296.6)	$6.7	NM*
*Not Meaningful
Cash flows provided by operating activities. Net cash provided by operating activities was $48.9 million in the six months ended June 30, 2026 compared to $217.8 million in the six months ended June 30, 2025. This decrease was primarily driven by a $183.8 million increase in operating assets and liabilities primarily driven by higher receivables balances, a reduction in customer advances and higher income tax and employee related payments, as well as a $15.2 million decrease in non-cash expense, primarily due to a deferred tax benefit in the six months ended June 30, 2026 compared to a deferred tax expense in the six months ended June 30, 2025. Additionally, a lower allowance for credit losses was partially offset by higher stock-based compensation expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The impact of these items was partially offset by lower vendor-related payments and higher net income in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cash flows provided by/used for investing activities. Our net cash provided by investing activities was $299.8 million in the six months ended June 30, 2026 compared to net cash used for investing activities of $104.4 million in the six months ended June 30, 2025. Net cash provided by investing activities increased primarily due to (i) the maturity of term deposits amounting to $350.0 million in the six months ended June 30, 2026 compared to $23.4 million in the six months ended June 30, 2025 and (ii) payments of $80.6 million for business acquisitions, net of cash acquired, in the six months ended June 30, 2025, with no corresponding payment in the six months ended June 30, 2026. This increase was partially offset by a $3.1 million increase in payments (net of sales proceeds) for the purchase of property, plant and equipment and intangible assets in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cash flows used for financing activities. Our net cash used for financing activities was $645.3 million in the six months ended June 30, 2026 compared to net cash provided by financing activities of $106.7 million in the six months ended June 30, 2025. This change was primarily due to (i) higher repayments of borrowings and debt issuance and refinancing costs (net of proceeds), amounting to $363.6 million in the six months ended June 30, 2026 compared to proceeds from borrowings (net of repayments and debt issuance and refinancing costs) of $71.8 million in the six months ended June 30, 2025, (ii) a $77.5 million earn-out consideration payment in connection with our acquisition of XponentL in the six months ended June 30, 2026, with no corresponding payments in the six months ended June 30, 2025, (iii) higher payments for stock repurchased and retired (including related expenses), amounting to $120.0 million in the six months ended June 30, 2026, compared to $93.0 million in the six months ended June 30, 2025, (iv) higher dividend payments of $63.3 million in the six months ended June 30, 2026, compared to $59.4 million in the six months ended June 30, 2025, and (v) lower proceeds from the issuance of common shares under stock-based compensation plans, amounting to $5.1 million in the six months ended June 30, 2026, compared to $9.3 million in the six months ended June 30, 2025. This change was partially offset by lower payments for the net settlement of stock-based awards, amounting to $22.1 million in the six months ended June 30, 2026 compared to $30.9 million in the six months ended June 30, 2025.

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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2026, we were in compliance with the terms of the 2022 Credit Agreement, including all of the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the 2022 Credit Agreement.
As of June 30, 2026 and December 31, 2025, our outstanding term loan, net of unamortized debt issuance costs of $0.4 million and $0.6 million, respectively, was $436.8 million and $449.9 million, respectively.
We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of June 30, 2026 and December 31, 2025, the limits available under such facilities were $30.9 million and $26.6 million, respectively, of which $7.6 million and $8.0 million, respectively, was utilized, constituting non-funded drawdown. As of June 30, 2026 and December 31, 2025, a total of $1.3 million of our revolving credit facility was utilized, all of which constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2026, we were party to interest rate swaps covering a total notional amount of $215.6 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350.0 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes were fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering was amortized over the life of the 2021 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2021 Senior Notes, net of unamortized debt issuance costs of $0.0 and $0.2 million, respectively, was $0.0 million and $349.8 million, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400.0 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2024 Senior Notes, net of unamortized debt issuance costs of $2.6 million and $3.0 million, respectively, was $397.4 million and $397.0 million, respectively, which is payable on June 4, 2029.

In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350.0 million aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4.6 million incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of June 30, 2026 and December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of unamortized debt issuance costs of $4.0 million and $4.4 million, respectively, was $346.0 million and $345.6 million, respectively, which is payable on November 18, 2030.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of June 30, 2026 and December 31, 2025, we had a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended June 30, 2026 and December 31, 2025, was $79.5 million and $60.0 million, respectively. The principal amount outstanding against this facility as of June 30, 2026 and December 31, 2025, was $77.1 million and $55.1 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and six months ended June 30, 2026 and 2025 was $0.7 million and $0.4 million, respectively, and $1.4 million and $1.1 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $147.3 million and $327.2 million during the periods ended June 30, 2026 and December 31, 2025, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and six months ended June 30, 2026 and 2025 was $1.1 million and $1.4 million, respectively, and $2.4 million and $2.6 million, respectively.
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
Other Liquidity and Capital Resources Information
As of June 30, 2026 and December 31, 2025, we have purchase commitments, net of capital advances, of $9.5 million and $16.5 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 22—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of June 30, 2026 and December 31, 2025, we have operating and finance lease commitments of $277.2 million and $268.4 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Supplemental Guarantor Financial Information
As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued the 2024 Senior Notes. Genpact UK Finco plc and Genpact USA co-issued the 2025 Senior Notes. As of June 30, 2026, the outstanding balance of the 2024 Senior Notes and the 2025 Senior Notes (collectively, the "Senior Notes") was $397.4 million and $346.0 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Genpact UK Finco plc co-guaranteed the 2024 Senior Notes, and Genpact Luxembourg S.à r.l. co-guaranteed the 2025 Senior Notes. Our other subsidiaries (such subsidiaries are referred to as the “non-Guarantors”) do not guarantee any series of outstanding Senior Notes.
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

Summarized Statements of Income	Six months ended June 30, 2026	Year ended December 31, 2025
	(dollars in millions)
Net revenues	$209.3	$398.6
Gross profit	209.3	398.6
Net income	910.1	224.4
Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Six months ended June 30, 2026	Year ended December 31, 2025
	(dollars in millions)
Revenue from services	$209.3	$398.6
Interest income (expense), net	38.0	11.1
Other income (expense), net	(6.4)	(11.3)

Summarized Balance Sheets	As of June 30, 2026	As of December 31, 2025
	(dollars in millions)
Assets
Current assets	$2,717.7	$2,658.1
Non-current assets*	1,122.0	1,116.0

Liabilities
Current liabilities	$5,474.2	$5,017.3
Non-current liabilities*	1,169.1	1,208.6
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of June 30, 2026	As of December 31, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$122.6	$175.9
Loans receivable	2,305.4	1,731.5
Others	238.9	302.3

Non-current assets
Loans receivable*	$150.0	150.0

Liabilities
Current liabilities
Loans payable	$3,630.9	$3,170.1
Others	1,784.7	1,475.5

Non-Current liabilities
Loans payable	$13.0	$38.0
*The comparative guarantor and non-guarantor financial information has been updated to reflect the presentation of a loan by a co-issuer within the summarized balance sheets. As a result, the respective assets and liabilities as of December 31, 2025 increased by $150 million.
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

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2, "Summary of significant accounting policies —(f) Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility, and we were exposed to interest rate risk in relation to the 2021 Senior Notes prior to their repayment. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on Term SOFR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our 2021 Senior Notes was subject to adjustment based on the ratings assigned to our debt by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could have resulted in an increase of up to 2% in the rate of interest on the 2021 Senior Notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, we executed a treasury rate lock agreement covering $350.0 million in connection with future interest payments to be made on our 2021 Senior Notes, and the treasury rate lock agreement was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021, and a deferred gain was recorded in accumulated other comprehensive income and amortized to interest expense over the life of the 2021 Senior Notes.
In May 2024, we executed treasury rate lock agreements for $400.0 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2026 was $0.2 million.
In November 2025, we executed treasury rate lock agreements for $350.0 million in connection with future interest payments to be made on our 2025 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2025 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of June 30, 2026 was $0.2 million.
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
Changes in Internal Control over Financial Reporting
In the second quarter of 2026, we completed the implementation of a new enterprise resource planning (ERP) system, which replaced certain legacy financial, human resources and operational systems. We have made changes to our internal control over financial reporting to address the related changes in our processes and systems. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the transition to the new ERP system. We will continue to monitor and evaluate the design and operating effectiveness of the related controls over financial reporting during subsequent periods and may make additional changes as we deem necessary or appropriate. The changes associated with the implementation of the ERP system have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Except for the ERP implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth in Part I, Item 1A—“Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 related to the 2023 ITA Order and in subsection (b) to Note 22—“Commitments and contingencies—Contingency” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above is incorporated herein by reference.

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
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2026	—	—	—	294,119,770
May 1-May 31, 2026	670,573	31.31	670,573	273,127,294
June 1-June 30, 2026	889,668	32.59	889,668	244,137,014
Total	1,560,241	32.04	1,560,241
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

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
Date: August 7, 2026
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Michael Weiner
Michael Weiner
Chief Financial Officer