Form 10-Q
period 2026-09-30
Genpact LTD
filed 2026-11-06
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2026
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
Yes ☐ No ☒
As of November 3, 2026, there were 167,226,996 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents		$499,053	$853,836
Short-term investments		—	350,000
Accounts receivable, net of allowance for credit losses of $28,127 and $22,097 as of September 30, 2026 and December 31, 2025, respectively	4	1,622,211	1,240,550
Prepaid expenses and other current assets	7	217,156	211,981
Total current assets		$2,338,420	$2,656,367

Property, plant and equipment, net	8	188,285	190,448
Operating lease right-of-use assets		198,880	181,708
Deferred tax assets		250,831	258,789
Intangible assets, net	9	75,995	67,040
Goodwill	9	1,764,606	1,781,116
Contract cost assets	19	192,790	197,419
Other assets, net of allowance for credit losses of $17,111 and $10,659 as of September 30, 2026 and December 31, 2025 (Note 4), respectively		629,405	510,380
Total assets		$5,639,212	$5,843,267

Liabilities and equity
Current liabilities
Current portion of long-term debt	11	26,205	376,027
Accounts payable		24,446	27,533
Income taxes payable		53,504	43,074
Accrued expenses and other current liabilities	12	1,032,939	1,103,625
Operating lease liabilities		61,850	52,221
Total current liabilities		$1,198,944	$1,602,480

Long-term debt, less current portion	11	1,147,955	1,166,274
Operating lease liabilities		153,311	150,667
Deferred tax liabilities		9,334	21,081
Other liabilities	13	421,096	353,364
Total liabilities		$2,930,640	$3,293,866

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 167,227,005 and 170,341,479 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively		1,665	1,696
Additional paid-in capital		2,083,374	2,018,985
Retained earnings		1,589,860	1,390,164
Accumulated other comprehensive income (loss)		(966,327)	(861,444)
Total equity		$2,708,572	$2,549,401
Commitments and contingencies	23
Total liabilities and equity		$5,639,212	$5,843,267

 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2026	2025	2026	2025
Net revenues	19	$1,385,400	$1,291,257	$4,024,910	$3,760,601
Cost of revenue		858,683	821,601	2,536,187	2,411,883
Gross profit		$526,717	$469,656	$1,488,723	$1,348,718
Operating expenses:
Selling, general and administrative expenses		312,472	262,105	876,938	769,582
Amortization of acquired intangible assets	9	3,287	8,285	9,686	16,922
Other operating (income) expense, net	20	(21)	7,624	(405)	7,468
Income from operations		$210,979	$191,642	$602,504	$554,746
Foreign exchange gains, net		904	3,678	10,315	5,343
Interest income (expense), net	21	(16,468)	(12,785)	(43,217)	(37,716)
Other income (expense), net		1,038	6,817	11,728	18,940
Income before income tax expense		$196,453	$189,352	$581,330	$541,313
Income tax expense	22	44,796	43,521	135,944	131,913
Net income		$151,657	$145,831	$445,386	$409,400
Earnings per common share	17
Basic		$0.90	$0.84	$2.63	$2.35
Diluted		$0.89	$0.83	$2.61	$2.31
Weighted average number of common shares used in computing earnings per common share	17
Basic		167,920,621	173,576,957	169,098,881	174,572,169
Diluted		169,627,481	176,104,577	170,966,152	177,197,356

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$151,657	$145,831	$445,386	$409,400
Other comprehensive income:
Currency translation adjustments	(21,574)	(50,757)	(91,918)	(746)
Gain (loss) on cash flow hedging derivatives, net of taxes (Note 6)	2,008	(44,140)	(19,408)	(27,756)
Retirement benefits (expense), net of taxes	838	(110)	6,443	114
Other comprehensive loss	(18,728)	(95,007)	(104,883)	(28,388)
Comprehensive income	$132,929	$50,824	$340,503	$381,012

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2026
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2026	168,028,805	$1,673	$2,050,128	$1,500,595	$(947,599)	$2,604,797
Issuance of common shares on exercise of options (Note 15)	—	—	—	—	—	—
Issuance of common shares under the employee stock purchase plan (Note 15)	61,704	—	2,108	—	—	2,108
Net settlement on vesting of restricted share units (Note 15)	7,125	—	(80)	—	—	(80)
Net settlement on vesting of performance units (Note 15)	1,158	—	(13)	—	—	(13)
Stock repurchased and retired (Note 16)	(871,787)	(8)	—	(30,934)	—	(30,942)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(18)	—	(18)
Stock-based compensation expense (Note 15)	—	—	31,231	—	—	31,231
Comprehensive income (loss):
Net income	—	—	—	151,657	—	151,657
Other comprehensive income (loss)	—	—	—	—	(18,728)	(18,728)
Dividend ($0.1875 per common share, Note 16)	—	—	—	(31,440)	—	(31,440)
Balance as of September 30, 2026	167,227,005	$1,665	$2,083,374	$1,589,860	$(966,327)	$2,708,572

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2026
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2026	170,341,479	$1,696	$2,018,985	$1,390,164	$(861,444)	$2,549,401
Issuance of common shares on exercise of options (Note 15)	2,800	—	77	—	—	77
Issuance of common shares under the employee stock purchase plan (Note 15)	215,918	2	7,147	—	—	7,149
Net settlement on vesting of restricted share units (Note 15)	649,558	6	(16,541)	—	—	(16,535)
Net settlement on vesting of performance units (Note 15)	261,264	3	(6,157)	—	—	(6,154)
Stock repurchased and retired (Note 16)	(4,244,014)	(42)	—	(150,840)	—	(150,882)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(85)	—	(85)
Stock-based compensation expense (Note 15)	—	—	79,863		—	79,863
Comprehensive income (loss):
Net income	—	—	—	445,386	—	445,386
Other comprehensive income (loss)	—	—	—		(104,883)	(104,883)
Dividend ($0.5625 per common share, Note 16)	—	—	—	(94,765)	—	(94,765)
Balance as of September 30, 2026	167,227,005	$1,665	$2,083,374	$1,589,860	$(966,327)	$2,708,572

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended September 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of July 1, 2025	174,264,642	$1,735	$1,964,966	$1,347,377	$(727,467)	$2,586,611
Issuance of common shares on exercise of options (Note 15)	90,000	1	2,680	—	—	2,681
Issuance of common shares under the employee stock purchase plan (Note 15)	56,875	1	2,320	—	—	2,321
Net settlement on vesting of restricted share units (Note 15)	17,340	1	(358)	—	—	(357)
Net settlement on vesting of performance units (Note 15)	1,463	—	(55)	—	—	(55)
Stock repurchased and retired (Note 16)	(2,021,229)	(20)	—	(89,963)	—	(89,983)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(440)	—	(440)
Stock-based compensation expense (Note 15)	—	—	22,221	—	—	22,221
Comprehensive income (loss):
Net income	—	—	—	145,831	—	145,831
Other comprehensive income (loss)	—	—	—	—	(95,007)	(95,007)
Dividend ($0.17 per common share, Note 16)	—	—	—	(29,293)	—	(29,293)
Balance as of September 30, 2025	172,409,091	$1,718	$1,991,774	$1,373,512	$(822,474)	$2,544,530

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the nine months ended September 30, 2025
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2025	174,661,943	$1,740	$1,945,261	$1,236,696	$(794,086)	$2,389,611
Issuance of common shares on exercise of options (Note 15)	185,920	2	6,751	—	—	6,753
Issuance of common shares under the employee stock purchase plan (Note 15)	178,811	2	7,592	—	—	7,594
Net settlement on vesting of restricted share units (Note 15)	563,166	6	(13,824)	—	—	(13,818)
Net settlement on vesting of performance units (Note 15)	738,490	7	(18,061)	—	—	(18,054)
Stock repurchased and retired (Note 16)	(3,919,239)	(39)	—	(182,905)	—	(182,944)
Expenses and taxes related to stock repurchased (Note 16)	—	—	—	(978)	—	(978)
Stock-based compensation expense (Note 15)	—	—	64,055	—	—	64,055
Comprehensive income (loss):
Net income	—	—	—	409,400	—	409,400
Other comprehensive income (loss)	—	—	—	—	(28,388)	(28,388)
Dividend ($0.51 per common share, Note 16)	—	—	—	(88,701)	—	(88,701)
Balance as of September 30, 2025	172,409,091	$1,718	$1,991,774	$1,373,512	$(822,474)	$2,544,530

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2026	2025
Operating activities
Net income	$445,386	$409,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,061	52,004
Amortization of debt issuance costs	2,047	1,665
Amortization of acquired intangible assets	9,686	16,922
Write-down of property, plant and equipment (refer to Note 20)	—	710
Write-down of operating right-of-use assets (refer to Note 20)	—	7,024
Allowance for credit losses (refer to Note 4)	22,601	18,208
Unrealized (gain)/loss on revaluation of foreign currency assets/liabilities	1,112	4,000
Stock-based compensation expense	79,863	64,055
Deferred tax (benefit) expense	191	11,729
Others, net	457	280
Change in operating assets and liabilities:
Increase in accounts receivable	(405,832)	(80,303)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(149,947)	(71,083)
Decrease in accounts payable	(3,529)	(236)
Increase in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	77,621	73,036
Increase in income taxes payable	9,304	18,750
Net cash provided by operating activities	$142,021	$526,161
Investing activities
Purchase of property, plant and equipment	(54,550)	(60,544)
Payment for internally generated intangible assets (including intangible assets under development)	(24,943)	(6,125)
Payment for business acquisitions, net of cash acquired	—	(80,384)
Proceeds from sale of property, plant and equipment	4,392	58
Proceeds from maturity of short term investments	350,000	23,359
Net cash provided by (used for) investing activities	$274,899	$(123,636)
Financing activities
Repayment of finance lease obligations	(6,073)	(6,552)
Payment of debt issuance and refinancing costs	(394)	—
Repayment of long-term debt	(369,875)	(19,875)
Proceeds from short-term borrowings	—	85,000
Repayment of short-term borrowings	—	(85,000)
Proceeds from issuance of common shares under stock-based compensation plans	7,226	14,347
Payment for net settlement of stock-based awards	(22,690)	(31,829)
Dividend paid	(94,765)	(88,701)
Payment of earn-out consideration	(77,500)	—
Payment for stock repurchased and retired (including expenses related to stock repurchased)	(150,967)	(183,020)
Net cash used for financing activities	$(715,038)	$(315,630)
Net (decrease) increase in cash and cash equivalents	(298,118)	86,895
Effect of exchange rate changes	(56,665)	5,622
Cash and cash equivalents at the beginning of the period	853,836	648,246
Cash and cash equivalents at the end of the period	$499,053	$740,763
Supplementary information
Cash paid during the period for interest	$43,509	$37,571
Cash paid during the period for income taxes, net of refund	$128,757	$98,742
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization
Genpact Limited (the "Company") is an Agentic Operations company, where applied AI meets context-rich process intelligence. The Company runs and transforms mission-critical operations for global enterprises. Its Agentic Operations are grounded in decades of operating core business processes across finance, supply chain, banking, insurance, and more. The Company has over 142,000 employees serving clients from more than 35 countries.
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
(e) Reclassification and presentation adjustments
In the third quarter of 2025, the Company updated the financial presentation of its capitalized cloud computing arrangement ("CCA") implementation costs and reclassified certain previously capitalized CCA implementation costs on its consolidated balance sheet, which decreased "property, plant and equipment, net" by $36,424, increased "other assets, net of allowances for credit losses" by $35,817 and increased "prepaid expenses and other current assets" by $607.
Similar reclassifications were reflected in the Company's consolidated balance sheet as of December 31, 2025.
For the three months ended September 30, 2025, cash flows related to the CCA implementation costs were correctly classified within "net cash provided by operating activities." However, for the nine months ended September 30, 2025, these cash flows were incorrectly classified within "net cash used in investing activities" in the Company’s consolidated statements of cash flows and were not reclassified to net cash provided by operating activities as the amounts are considered immaterial.
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
The following recently released accounting standards have been adopted by the Company:
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326)." This Accounting Standard Update ("ASU") provides public entities with an additional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under Accounting Standards Codification ("ASC") 606, "Revenue from contracts with customers." This includes assets acquired in business combinations or through consolidation of VIEs that is not a business if those assets arose from transactions that the acquiree or variable interest entity accounted for under ASC 606. The amendments were effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)
The following recently released accounting standards have not yet been adopted by the Company:
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosure (Topic 220-40)." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB further issued ASU No. 2025-01, which clarifies the effective date for adoption of ASU No. 2024-03. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on the presentation of its consolidated statements of income and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." This ASU provides guidance to clarify and modernize the accounting for costs related to internal-use software. It removes all references to project stages in Subtopic 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The ASU also specifies that the property, plant and equipment disclosure requirements under "Property, Plant, and Equipment (Subtopic 360-10)" apply to capitalized software costs accounted for under Subtopic 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832)." This ASU adds guidance to Topic 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other U.S. GAAP, including "Accounting for Government Grants and Disclosure of Government Assistance (IAS 20)" or "Not-for-Profit Entities — Revenue Recognition — Contributions (Subtopic 958-605)," when accounting for government grants. The amendments in this ASU apply to business entities (specifically, all entities except for not-for-profit entities and employee benefit plans) that receive a government grant. The guidance under this ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. Entities may apply the guidance using a modified prospective, modified retrospective or retrospective transition approach. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
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
No portion of the purchase consideration is outstanding as of September 30, 2026.
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
4. Accounts receivable, net of allowance for credit losses
The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Nine months ended September 30, 2026	Year ended December 31, 2025
Opening balance as of January 1	$22,097	$12,094
Additions (net), charged to income statement	16,149	17,193
Deductions/effect of exchange rate fluctuations	(10,119)	(7,190)
Closing balance	$28,127	$22,097
Accounts receivable were $1,650,338 and $1,262,647, and allowances for credit losses were $28,127 and $22,097, resulting in net accounts receivable balances of $1,622,211 and $1,240,550 as of September 30, 2026 and December 31, 2025, respectively.
During the three months ended September 30, 2026 and 2025, the Company recorded a charge of $9,518 and a release of $588, respectively, and for the nine months ended September 30, 2026 and 2025, charges of $16,149 and $17,234, respectively, to the consolidated statements of income on account of credit losses on accounts receivable.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
4. Accounts receivable, net of allowance for credit losses (Continued)
In addition, deferred billings were $362,484 and $232,647 and allowances for credit losses on deferred billings were $17,111 and $10,659, resulting in net deferred billings balances of $345,373 and $221,988 as of September 30, 2026 and December 31, 2025, respectively.
During the three months ended September 30, 2026 and 2025, the Company recorded charges of $3,673 and $433, respectively, and for the nine months ended September 30, 2026 and 2025, charges of $6,452 and $974, respectively, to the consolidated statements of income on account of credit losses on deferred billings. Deferred billings, net of related allowances for credit losses, are included under “Other assets” in the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025.
The Company has a revolving accounts receivable-based facility of $100,000 as of September 30, 2026 and December 31, 2025 that permits it to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized by the Company at any time during the nine months ended September 30, 2026 and year ended December 31, 2025 was $79,461 and $59,952, respectively. The principal amount outstanding against this facility as of September 30, 2026 and December 31, 2025 was $53,639 and $55,140, respectively. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2026 and 2025 was $622 and $498, respectively, and $2,029 and $1,579, respectively. Gains or losses on the sales are recorded at the time of transfer of the accounts receivable and are included under "interest income (expense), net" in the Company’s consolidated statements of income.
The Company also has arrangements with financial institutions that manage the accounts payable program for certain of the Company's large clients. The Company sells certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. The Company used these arrangements to sell accounts receivable amounting to $220,978 during the nine months ended September 30, 2026 and $327,207 during the year ended December 31, 2025, which also represent the maximum capacity utilized under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2026 and 2025 was $1,266 and $1,557, respectively, and $3,710 and $4,137, respectively. These costs are included under "interest income (expense), net" in the Company’s consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements
The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$26,172	$—	$26,172	$—
Deferred compensation plan assets (Note a, e)	86,838	—	—	86,838
Total	$113,010	$—	$26,172	$86,838
Liabilities
Derivative instruments (Note b, c)	131,281	—	131,281	—
Deferred compensation plan liability (Note b, f)	86,109	—	—	86,109
Total	$217,390	$—	$131,281	$86,109

	As of December 31, 2025
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$15,440	$—	$15,440	$—
Deferred compensation plan assets (Note a, e)	75,586	—	—	75,586
Total	$91,026	$—	$15,440	$75,586
Liabilities
Earn-out consideration (Note b, d)	77,500	—	—	77,500
Derivative instruments (Note b, c)	105,009	—	105,009	—
Deferred compensation plan liability (Note b, f)	74,820	—	—	74,820
Total	$257,329	$—	$105,009	$152,320

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
The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$—	$77,500	$77,500	$—
Earn-out consideration payable in connection with acquisitions	—	—	(77,500)	77,500
Closing balance	$—	$77,500	$—	$77,500
The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$86,670	$68,356	$75,586	$61,549
Additions (net of redemption)	286	834	4,019	3,179
Change in fair value of deferred compensation plan assets (Note a)	(118)	4,089	7,233	8,551
Closing balance	$86,838	$73,279	$86,838	$73,279
(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Fair value measurements (Continued)
The following table provides a roll-forward of the fair value of deferred compensation plan liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$85,916	$67,732	$74,820	$60,924
Additions (net of redemption)	347	834	4,095	3,179
Change in fair value of deferred compensation plan liabilities (Note a)	(154)	4,097	7,194	8,560
Closing balance	$86,109	$72,663	$86,109	$72,663
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
The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,254,059	$2,771,310	$(98,316)	$(72,843)
United States Dollars (sell) Mexican Peso (buy)	39,900	71,400	2,420	2,201
United States Dollars (sell) Philippine Peso (buy)	147,150	234,000	(9,547)	(5,739)
Euro (sell) United States Dollars (buy)	405,668	446,846	7,945	(9,636)
United States Dollars (sell) Singapore Dollar (buy)	75,000	—	(587)	—
Euro (sell) Romanian Leu (buy)	15,293	63,353	(113)	143
Japanese Yen (sell) Chinese Renminbi (buy)	57,850	67,617	5,189	3,746
United States Dollars (sell) Chinese Renminbi (buy)	51,300	82,800	2,343	144
Pound Sterling (sell) United States Dollars (buy)	56,091	92,322	316	(279)
United States Dollars (sell) Hungarian Forint (buy)	8,000	33,000	707	2,524
Australian Dollars (sell) Indian Rupees (buy)	138,513	189,797	(15,433)	(8,204)
United States Dollars (sell) Polish Zloty (buy)	21,750	42,000	(667)	1,884
Japanese Yen (sell) United States Dollars (buy)	—	7,000	—	238
United States Dollars (sell) Israeli Shekel (buy)	30,000	30,000	423	1,025
South African Rand (sell) United States Dollars (buy)	15,000	18,000	(1,454)	(1,186)
United States Dollars (sell) Brazilian Real (buy)	4,000	4,000	337	(46)
United States Dollars (sell) Costa Rican Colon (buy)	20,100	44,400	1,822	773
United States Dollars (sell) Canadian Dollar (buy)	9,000	9,000	(226)	193
United States Dollars (sell) Malaysian Ringgit (buy)	11,750	21,000	(123)	486
Interest rate swaps (floating to fixed)	212,500	221,875	(145)	(4,993)
			$(105,109)	$(89,569)
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
The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Assets
Prepaid expenses and other current assets	$12,692	$9,257	$4,830	$2,076
Other assets	$8,645	$4,107	$5	$—

Liabilities
Accrued expenses and other current liabilities	$68,669	$47,648	$6,154	$12,947
Other liabilities	$56,458	$44,414	$—	$—
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
In March 2021, the Company executed a treasury rate lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued in March 2021 by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, and the treasury rate lock was designated as a cash flow hedge. The treasury rate lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income (loss). This gain is being amortized to interest expense over the life of the 2021 Senior Notes (as defined in Note 11 below). The remaining gain to be amortized related to the treasury rate lock agreement as of September 30, 2026 and December 31, 2025 was $0 and $44, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In May 2024, the Company executed treasury rate lock agreements for $400,000 in connection with future interest payments to be made on its senior notes issued in June 2024 by Genpact Luxembourg and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on May 30, 2024 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2024 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2026 and December 31, 2025 was $212 and $272, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
In November 2025, the Company executed treasury rate lock agreements for $350,000 in connection with future interest payments to be made on its senior notes issued in November 2025 by Genpact UK Finco plc and Genpact USA, and the treasury rate locks were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income (loss). This loss is being amortized to interest expense over the life of the 2025 Senior Notes (as defined in Note 11 below). The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2026 and December 31, 2025 was $191 and $226, respectively.
In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,
	2026			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(107,763)	$27,011	$(80,752)	$(9,293)	$3,215	$(6,078)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(20,374)	5,328	(15,046)	(4,202)	1,211	(2,991)
Changes in fair value of effective portion of outstanding derivatives, net	(16,804)	3,766	(13,038)	(61,945)	14,814	(47,131)
Gain (loss) on cash flow hedging derivatives, net	3,570	(1,562)	2,008	(57,743)	13,603	(44,140)
Closing balance	$(104,193)	$25,449	$(78,744)	$(67,036)	$16,818	$(50,218)

	Nine months ended September 30,
	2026			2025
	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(79,151)	$19,815	$(59,336)	$(29,271)	$6,809	$(22,462)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(51,745)	13,686	(38,059)	(10,123)	2,732	(7,391)
Changes in fair value of effective portion of outstanding derivatives, net	(76,787)	19,320	(57,467)	(47,888)	12,741	(35,147)
Gain (loss) on cash flow hedging derivatives, net	(25,042)	5,634	(19,408)	(37,765)	10,009	(27,756)
Closing balance	$(104,193)	$25,449	$(78,744)	$(67,036)	$16,818	$(50,218)
The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025		2026	2025	2026	2025
Forward foreign exchange contracts	$(17,946)	$(62,013)	$(80,178)	$(45,461)	Revenue	$1,228	$(613)	$1,617	$231
Interest rate swaps	1,142	68	3,391	(2,427)	Cost of revenue	(15,945)	(3,052)	(41,241)	(8,771)
					Selling, general and administrative expenses	(5,148)	(430)	(10,615)	(1,252)
					Interest expense	(509)	(107)	(1,506)	(331)
	$(16,804)	$(61,945)	$(76,787)	$(47,888)		$(20,374)	$(4,202)	$(51,745)	$(10,123)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Derivative financial instruments (Continued)
There were no gains (losses) recognized in the statement of income on the ineffective portion of derivatives designated as cash flow hedges and excluded from effectiveness testing for the three and nine months ended September 30, 2026 and 2025, respectively.
Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2026	2025	2026	2025
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(7,040)	$(21,770)	$(27,905)	$(13,294)
		$(7,040)	$(21,770)	$(27,905)	$(13,294)
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
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of September 30, 2026	As of December 31, 2025
Advance income and non-income taxes	$60,418	$61,065
Contract asset (Note 19)	50,820	35,583
Prepaid expenses	60,470	51,778
Derivative instruments (Note 6)	17,522	11,333
Employee advances	2,895	3,353
Deposits	3,691	2,280
Advances to suppliers	3,935	2,913
Others	17,405	43,676
Total	$217,156	$211,981

8. Property, plant and equipment, net
The following table provides the gross and net amount of property, plant and equipment:

	As of September 30, 2026	As of December 31, 2025
Property, plant and equipment, gross*	$760,932	$773,392
Less: Accumulated depreciation and amortization	(572,647)	(582,944)
Property, plant and equipment, net	$188,285	$190,448
*Including capital work in progress

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
8. Property, plant and equipment, net (Continued)
Depreciation expense on property, plant and equipment for the three months ended September 30, 2026 and 2025 was $13,500 and $14,076, respectively, and for the nine months ended September 30, 2026 and 2025 was $39,500 and $41,068, respectively. Computer software amortization for the three months ended September 30, 2026 and 2025 was $240 and $519, respectively, and for the nine months ended September 30, 2026 and 2025 was $870 and $1,594, respectively.

9. Goodwill and intangible assets
The following table presents the changes in goodwill for the nine months ended September 30, 2026 and year ended December 31, 2025:

	For the Nine months ended September 30, 2026	For the year ended December 31, 2025
Opening balance	$1,781,116	$1,669,769
Goodwill relating to acquisitions consummated during the period	—	111,925
Impact of measurement period adjustments	—	346
Effect of exchange rate fluctuations	(16,510)	(924)
Closing balance	$1,764,606	$1,781,116
The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2026:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$411,428	$676,484	$693,204	$1,781,116
Effect of exchange rate fluctuations	(3,790)	(6,203)	(6,517)	(16,510)
Closing balance	$407,638	$670,281	$686,687	$1,764,606
The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2025:

	Financial Services	Consumer and Healthcare	High Tech and Manufacturing	Total
Opening balance	$404,997	$587,797	$676,975	$1,669,769
Goodwill relating to acquisitions consummated during the period	6,132	88,519	17,274	111,925
Impact of measurement period adjustments	19	274	53	346
Effect of exchange rate fluctuations	280	(106)	(1,098)	(924)
Closing balance	$411,428	$676,484	$693,204	$1,781,116
The total amount of the Company's goodwill deductible for income tax purposes was $189,151 and $210,585 as of September 30, 2026 and December 31, 2025, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
9. Goodwill and intangible assets (Continued)
The Company’s intangible assets are as follows:

	As of September 30, 2026			As of December 31, 2025
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$510,092	$465,107	$44,984	$513,977	$459,682	$54,295
Marketing-related intangible assets	102,028	102,028	—	102,233	102,208	25
Technology-related intangible assets	167,023	136,012	31,011	141,659	128,939	12,720
	$779,143	$703,147	$75,995	$757,869	$690,829	$67,040
Amortization expenses for intangible assets acquired as part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended September 30, 2026 and 2025 were $3,287 and $8,285, respectively, and for the nine months ended September 30, 2026 and 2025 were $9,686 and $16,922, respectively.
Amortization expenses for internally developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $2,530 and $920, respectively, and for the nine months ended September 30, 2026 and 2025 were $6,600 and $2,238, respectively.

10. Short-term borrowings
The Company has the following borrowing facilities:
a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of September 30, 2026 and December 31, 2025, the limits available were $30,599 and $26,563, respectively, of which $7,848 and $7,988, respectively, was utilized, constituting non-funded drawdown.
b.A fund-based and non-fund based revolving credit facility of $650,000, which the Company obtained by entering into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Genpact Global Holdings (Bermuda) Limited ("GGH") and Genpact Luxembourg, each a wholly-owned subsidiary of the Company (Genpact Luxembourg, Genpact USA and GGH, collectively, the "Borrowers"), as borrowers, Wells Fargo, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto on December 13, 2022. The term loan and revolving credit facility under the 2022 Credit Agreement expire on December 13, 2027. Borrowings under the 2022 Credit Agreement bear interest at a rate equal to, at the election of the Company, either Adjusted Term SOFR (which is the rate per annum equal to (a) Term SOFR (the forward-looking secured overnight financing rate) plus (b) a Term SOFR Adjustment of 0.10% per annum, but in no case lower than 0.0%) plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum. The unutilized amount on the revolving credit facility under the 2022 Credit Agreement bore a commitment fee of 0.20% as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, a total of $1,257 was utilized, all of which constituted non-funded drawdown. The 2022 Credit Agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. As of September 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants of the 2022 Credit Agreement.
11. Long-term debt
In December 2022, the Company amended its existing credit facility under its amended and restated credit agreement entered into in August 2018 and entered into the 2022 Credit Agreement, which is comprised of a $530,000 term loan and a $650,000 revolving credit facility, described in Note 10. The 2022 Credit Agreement is guaranteed by the Company and certain of its subsidiaries. The obligations under the 2022 Credit Agreement are unsecured.

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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if the Company is not, or after making the payment would not be, in compliance with the covenants contained in the 2022 Credit Agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. As of September 30, 2026, the Company was in compliance with the terms of the 2022 Credit Agreement, including the covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the covenants described above that are contained in the 2022 Credit Agreement.
As of September 30, 2026 and December 31, 2025, the amount outstanding under the Company's term loan, net of unamortized debt issuance costs of $352 and $584, was $430,273 and $449,916, respectively.
Indebtedness under the 2022 Credit Agreement is unsecured. The amount outstanding on the term loan as of September 30, 2026 requires quarterly payments of $6,625, and the balance of the loan is due and payable upon the maturity of the term loan on December 13, 2027.
The maturity profile of the term loan outstanding as of September 30, 2026, net of unamortized debt issuance costs, is as follows:

Year ended	Amount
2026	6,549
2027	423,724
Total	$430,273
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350,000 aggregate principal amount of 1.750% senior notes (the “2021 Senior Notes”). The 2021 Senior Notes were fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes was amortized over the life of the 2021 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2021 Senior Notes, net of unamortized debt issuance costs of $0 and $165, respectively, was $0 and $349,835, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400,000 aggregate principal amount of 6.000% senior notes (the “2024 Senior Notes”). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4,395 incurred in connection with the 2024 Senior Notes is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2024 Senior Notes, net of unamortized debt issuance costs of $2,350 and $3,005, respectively, was $397,650 and $396,994, respectively, which is payable on June 4, 2029.
In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350,000 aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4,551 incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of unamortized debt issuance costs of $3,763 and $4,444, respectively, was $346,237 and $345,556, respectively, which is payable on November 18, 2030.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
11. Long-term debt (Continued)
The Company paid interest on the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year through the maturity date of April 10, 2026. The Company pays interest on (i) the 2024 Senior Notes semi-annually in arrears on June 4 and December 4 of each year and (ii) the 2025 Senior Notes semi-annually in arrears on May 18 and November 18 of each year, ending on the maturity dates of June 4, 2029 and November 18, 2030, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2024 Senior Notes, May 4, 2029, and in the case of the 2025 Senior Notes, October 18, 2030, a specified “make-whole” premium. Additionally, the Company may redeem any series of Senior Notes in whole, but not in part, at any time at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the redemption date, in the event of certain changes in taxation in any jurisdiction (other than the U.S.) having authority to tax the issuers. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended September 30, 2026, the Company and its applicable subsidiaries were in compliance with the covenants under the Senior Notes.

A summary of the Company’s long-term debt is as follows:

	As of September 30, 2026	As of December 31, 2025
Credit facility, net of unamortized debt issuance costs	$430,273	$449,916
1.750% 2021 Senior Notes, net of unamortized debt issuance costs	—	349,835
6.000% 2024 Senior Notes, net of unamortized debt issuance costs	397,650	396,994
4.950% 2025 Senior Notes, net of unamortized debt issuance costs	346,237	345,556
Total	$1,174,160	$1,542,301
Current portion	26,205	376,027
Non-current portion	1,147,955	1,166,274
Total	$1,174,160	$1,542,301

12. Accrued expenses and other current liabilities
 Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025
Accrued expenses	$268,619	$221,316
Accrued employee cost	323,073	380,914
Statutory liabilities	80,360	88,847
Retirement benefits	1,864	2,334
Compensated absences	35,256	30,414
Derivative instruments (Note 6)	74,823	60,595
Contract liabilities (Note 19)	197,293	203,128
Finance lease liabilities	7,400	9,444
Earn-out consideration	—	77,500
Deferred compensation plan liability (Note 5)	7,046	3,831
Other liabilities	37,205	25,302
	$1,032,939	$1,103,625

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

13. Other liabilities
Other liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025
Accrued expenses	$137,390	$100,573
Accrued employee cost	7,583	4,406
Retirement benefits	19,007	17,237
Compensated absences	55,869	51,780
Derivative instruments (Note 6)	56,458	44,414
Contract liabilities (Note 19)	51,580	47,063
Finance lease liabilities	8,055	9,864
Deferred compensation plan liability (Note 5)	79,063	70,989
Others	6,091	7,038
	$421,096	$353,364
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
Net defined benefit plan costs for the three and nine months ended September 30, 2026 and 2025 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service costs	$5,977	$4,657	$18,125	$14,208
Interest costs	2,665	2,170	8,117	6,523
Amortization of actuarial loss	93	76	283	227
Amortization of prior service cost	738	—	2,097	—
Expected return on plan assets	(2,064)	(1,710)	(6,330)	(5,160)
Net defined benefit plan costs	$7,409	$5,193	$22,292	$15,798

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Employee benefit plans (Continued)
Defined contribution plans
During the three and nine months ended September 30, 2026 and 2025, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
India	$15,081	$15,623	$45,402	$45,499
U.S.	4,570	4,463	14,951	14,564
U.K.	4,984	5,808	15,104	14,873
China	7,579	7,221	22,683	21,991
Other regions	7,254	5,746	16,913	15,698
Total	$39,468	$38,861	$115,053	$112,625
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
The liability for the Plan was $86,109 and $74,820 as of September 30, 2026 and December 31, 2025, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
In connection with the administration of the Plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $86,838 and $75,586 as of September 30, 2026 and December 31, 2025, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Employee benefit plans (Continued)
During the three months ended September 30, 2026 and 2025, the change in the fair value of deferred compensation plan assets was $(118) and $4,089, respectively, and during the nine months ended September 30, 2026 and 2025, the change in the fair value of deferred compensation plan assets was $7,233 and $8,551, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended September 30, 2026 and 2025, the change in the fair value of deferred compensation plan liabilities was $(154) and $4,097, respectively, and during the nine months ended September 30, 2026 and 2025, the change in the fair value of deferred compensation plan liabilities was $7,194 and $8,560, respectively, which is included in “selling, general and administrative expenses.”
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
Stock-based compensation costs relating to the foregoing plans during the three months ended September 30, 2026 and 2025 were $31,068 and $21,994, respectively, and for the nine months ended September 30, 2026 and 2025 were $78,999 and $63,335, respectively, and have been allocated to “cost of revenue” and “selling, general and administrative expenses.”
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
No options were granted in the nine months ended September 30, 2026 and 2025.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
A summary of stock option activity during the nine months ended September 30, 2026 is set out below:

	Nine months ended September 30, 2026
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2026	5,036,542	$35.20	3.4	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(92,281)	42.26	—	—
Exercised	(2,800)	27.65	—	—
Outstanding as of September 30, 2026	4,941,461	35.08	2.6	10,035
Vested as of September 30, 2026 and expected to vest thereafter (Note a)	4,937,556	35.06	2.6	10,035
Vested and exercisable as of September 30, 2026	4,800,131	34.57	2.6	10,035
Weighted average grant date fair value of grants during the period	—
(a)Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2026, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $226, which will be recognized over the weighted average remaining requisite vesting period of 0.3 years.
Restricted share units
The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan and 2017 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting period. A summary of RSU activity during the nine months ended September 30, 2026 is set out below:

	Nine months ended September 30, 2026
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	2,302,336	$42.29
Granted	1,522,344	42.84
Vested (Note a)	(933,376)	40.73
Forfeited	(238,973)	44.11
Outstanding as of September 30, 2026	2,652,331	43.00
Expected to vest (Note b)	2,443,913
(a)933,376 RSUs vested during the nine months ended September 30, 2026, in respect of which 585,383 shares (net of minimum statutory tax withholding) were issued.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.
64,195 RSUs vested in the year ended December 31, 2024, in respect of which 64,175 shares were issued during the nine months ended September 30, 2026 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
In addition, 50,536 shares underlying RSUs that vested in the year ended December 31, 2025 will be issued at the end of 2026 after withholding shares to the extent of minimum statutory withholding taxes.
As of September 30, 2026, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $68,048, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.
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
The fair value of each PU granted to employees in the nine months ended September 30, 2026 and 2025 was estimated on the date of grant using the following valuation assumptions:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Dividend yield	1.54%	1.37%
Expected life (years)	2.92	2.81
Risk-free rate of interest for expected life	3.56%	3.89%
Volatility for expected life	28.86%	25.78%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Stock-based compensation (Continued)
A summary of PU activity during the nine months ended September 30, 2026 is set out below:

	Nine months ended September 30, 2026
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2026	2,652,354	$42.39	6,368,794
Granted	1,247,171	43.56	2,993,210
Vested (Note a)	(419,653)	44.02	(419,653)
Forfeited	(261,879)	43.70	(628,457)
Adjustment upon final determination of level of performance goal achievement	(273,757)	44.03	(1,244,531)
Outstanding as of September 30, 2026	2,944,236	$42.38	7,069,363
Expected to vest (Note b)	3,481,531

(a)419,653 PUs vested during the nine months ended September 30, 2026, in respect of which 261,264 shares (net of minimum statutory tax withholding) were issued during the nine months ended September 30, 2026.
(b)The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
As of September 30, 2026, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $66,784, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.
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
During the nine months ended September 30, 2026 and 2025, 215,918 and 178,811 common shares, respectively, were issued under the ESPP.
The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.
The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the three months ended September 30, 2026 and 2025 was $163 and $227, respectively, and for the nine months ended September 30, 2026 and 2025 was $864 and $720, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.
16. Capital stock
Share repurchases
The Board of Directors of the Company (the “Board”) has authorized repurchases under the Company’s existing share repurchase program of up to $2,750,000, of which $213,193 remained available as of September 30, 2026. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
16. Capital stock (Continued)
During the nine months ended September 30, 2026 and 2025, the Company repurchased 4,244,014 and 3,919,239 of its common shares, respectively, on the open market at a weighted average price of $35.55 and $46.68 per share, respectively, for an aggregate cash amount of $150,882 and $182,944, respectively. All repurchased shares have been retired.
The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common shares and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2026 and 2025, retained earnings were reduced by the direct costs, including taxes, related to share repurchases of $85 and $978, respectively.
Dividend
On February 5, 2026, the Company announced that its Board approved a 10% increase in its quarterly cash dividend to $0.1875 per share for 2026, up from $0.17 per share in 2025, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per share in 2025, payable to holders of the Company’s common shares. On March 31, 2026, June 25, 2026 and September 24, 2026, the Company paid a dividend of $0.1875 per share, amounting to $31,773, $31,552 and $31,440 in the aggregate, to shareholders of record as of March 16, 2026, June 10, 2026 and September 10, 2026, respectively.
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
The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,254,815 and 952,901 for the nine months ended September 30, 2026 and 2025, respectively, and 3,389,783 and 1,121,406 for the three months ended September 30, 2026 and 2025, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
17. Earnings per share (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$151,657	$145,831	$445,386	$409,400
Weighted average number of common shares used in computing basic earnings per common share	167,920,621	173,576,957	169,098,881	174,572,169
Dilutive effect of stock-based awards	1,706,860	2,527,620	1,867,271	2,625,187
Weighted average number of common shares used in computing dilutive earnings per common share	169,627,481	176,104,577	170,966,152	177,197,356
Earnings per common share
Basic	$0.90	$0.84	$2.63	$2.35
Diluted	$0.89	$0.83	$2.61	$2.31

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended September 30, 2026 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$368,125	$219,564	$68,643	$79,918
Consumer and Healthcare	475,667	303,236	84,744	87,687
High Tech and Manufacturing	541,608	335,883	96,015	109,710
Total	$1,385,400	$858,683
Unallocated corporate expenses			30,780	(30,780)
Stock-based compensation expense				(31,231)
Amortization of acquired intangible assets				(3,287)
Foreign exchange gains, net				904
Interest income (expense), net				(16,468)
Income tax expense				(44,796)
Net income				$151,657
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the three months ended September 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$342,793	$215,407	$63,409	$63,977
Consumer and Healthcare	429,805	278,836	78,756	72,213
High Tech and Manufacturing	518,659	327,358	90,124	101,177
Total	$1,291,257	$821,601
Unallocated corporate expenses			8,460	(8,460)
Stock-based compensation				(22,221)
Amortization of acquired intangible assets				(8,227)
Foreign exchange gains, net				3,678
Interest income (expense), net				(12,785)
Income tax expense				(43,521)
Net income				$145,831
*Other segment items primarily include selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
18. Segment reporting (Continued)
Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the nine months ended September 30, 2026 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,063,053	$642,928	$206,117	$214,008
Consumer and Healthcare	1,391,150	909,285	256,942	224,923
High Tech and Manufacturing	1,570,707	983,974	294,874	291,859
Total	$4,024,910	$2,536,187
Unallocated corporate expenses			27,019	(27,019)
Stock-based compensation				(79,863)
Amortization of acquired intangible assets				(9,676)
Foreign exchange gains, net				10,315
Interest income (expense), net				(43,217)
Income tax expense				(135,944)
Net income				$445,386
*Other segment items primarily include selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

Net revenues, cost of revenue, other segment items and AOI for each of the Company’s segments for the nine months ended September 30, 2025 were as follows:

	Net revenues	Cost of Revenue	Other segment items*	AOI
Financial Services	$1,008,630	$636,036	$186,968	$185,626
Consumer and Healthcare	1,278,854	831,281	229,005	218,568
High Tech and Manufacturing	1,473,117	944,566	257,243	271,308
Total	$3,760,601	$2,411,883
Unallocated corporate expenses			19,591	(19,591)
Stock-based compensation				(64,055)
Amortization of acquired intangible assets				(16,860)
Foreign exchange gains, net				5,343
Interest income (expense), net				(37,716)
Acquisition-related expenses				(1,310)
Income tax expense				(131,913)
Net income				$409,400
*Other segment items primarily includes selling, general and administrative expenses (excluding stock-based compensation expenses), other operating (income) expense, net and other income (expense), net.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Net revenues
Disaggregation of revenue
Effective January 1, 2026, the Company revised its revenue disaggregation to better align with its current business structure, strategic priorities and internal reporting. The Company's revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the three and nine months ended September 30, 2026 and September 30, 2025.
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
In the following table, the Company’s revenue is disaggregated by the nature of solutions and services provided between Advanced Technology Solutions and Core Business Services:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Advanced Technology Solutions	$405,104	$310,986	$1,113,656	$881,268
Core Business Services	980,296	980,271	2,911,254	2,879,333
Net revenues	$1,385,400	$1,291,257	$4,024,910	$3,760,601
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
The following table shows the details of the Company’s contract balances:

	As of September 30, 2026	As of December 31, 2025
Contract assets (Note a)	$81,202	$64,811
Contract liabilities (Note b)
Deferred transition revenue	$94,137	$90,607
Advance from customers	$154,736	$159,584
(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.
(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Net revenues (Continued)
Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2026 and 2025 were a result of normal business activity and were not materially impacted by any other factors.
The amount of revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the Company's contract liabilities balance at the beginning of each period was $87,301 and $51,149, respectively, and the amount of revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the Company's contract liabilities balance at the beginning of the period was $213,730 and $94,555, respectively.
The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2026:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$248,872	$197,292	$39,371	$10,395	$1,814
The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$23,880	$165,513	$36,486	$171,012	$34,556	$162,863	$41,348	$159,552
Closing balance	20,690	172,101	35,591	168,547	20,690	172,101	35,591	168,547
Amortization	3,344	17,349	6,580	22,428	10,692	52,072	18,549	60,711

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
20. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Write-down of property, plant and equipment	$—	$710	$—	$710
Write-down of operating lease right-of-use assets	—	7,024	$—	7,024
Other operating (income) expense	(21)	(110)	(405)	(266)
Other operating (income) expense, net	$(21)	$7,624	$(405)	$7,468

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
21. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$3,526	$5,140	$18,427	$15,929
Interest expense	(19,994)	(17,925)	$(61,644)	(53,645)
Interest income (expense), net	$(16,468)	$(12,785)	$(43,217)	$(37,716)

22. Income taxes
The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company’s effective tax rate (“ETR”) was 22.8% for the three months ended September 30, 2026, down from 23.0% for the three months ended September 30, 2025. The Company’s ETR was 23.4% for the nine months ended September 30, 2026, down from 24.4% for the nine months ended September 30, 2025. The decrease in the Company’s ETR in both periods was primarily driven by optimization of intercompany financing, as well as the geographic mix of the Company's pre-tax income.
23. Commitments and contingencies
 Capital commitments
As of September 30, 2026 and December 31, 2025, the Company has committed to spend $18,902 and $16,542, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.
Bank guarantees
The Company has outstanding bank guarantees and letters of credit amounting to $9,105 and $9,245 as of September 30, 2026 and December 31, 2025, respectively. Bank guarantees are generally provided to government agencies or for leases. These guarantees may be revoked if the beneficiary suffers any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.
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
Contingency
The Company is involved in various claims and legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the Company’s assessment, including the availability of insurance recoveries, the Company’s management does not believe that any current claims or legal proceedings (other than the specific matters described below, if decided adversely), individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. This assessment is based on the Company's current understanding of relevant facts and circumstances. As such, the Company's view of these matters is subject to inherent uncertainties and may change in the future. The Company will continuously monitor these matters to assess potential impacts to the financial statements.

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
(b) The Indian taxing authorities ("ITA") have issued assessment orders to certain subsidiaries of the Company seeking to assess income tax on certain transactions that occurred in 2015. The Company has received demands for potential tax claims related to these orders in an aggregate amount of $91,887, including interest through the date of the orders. This amount excludes penalties or interest accrued since the date of the orders. The Company is pursuing appeals before the relevant appellate authorities in respect of these orders. Further, in respect of a 2015 transaction, the ITA has attempted to revise a previously closed assessment. In 2022, the Income Tax Appellate Tribunal of India (the "Tribunal") ruled in favor of the Company denying the ITA's ability to revise the assessment, and the ITA appealed this ruling before the Delhi High Court. In January 2023, notwithstanding the Tribunal’s decision in the Company's favor, the ITA issued a revised assessment order to the Company, and in March 2023, this assessment order was struck down by the Tribunal. The ITA then filed an appeal to the Delhi High Court challenging the decision of the Tribunal. In December 2024, the Delhi High Court dismissed the ITA's appeal of the Tribunal's order, upholding the Company’s position. Although the ITA has filed appeals before the Supreme Court of India, the Company believes that it is more likely than not that the Company’s position will ultimately prevail in respect of these transactions. Accordingly, no unrecognized tax benefit has been provided with respect to this matter as of September 30, 2026.
24. Subsequent events
Dividend
On October 15, 2026, the Company announced that its Board of Directors declared a dividend for the fourth quarter of 2026 of $0.1875 per common share, which is payable on December 23, 2026 to shareholders of record as of the close of business on December 10, 2026. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

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
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.
Forward-looking statements we may make include, but are not limited to, statements relating to:
•the approval, timing and effects of the Domestication (as defined below), including whether our shareholders approve the Domestication, whether the Board exercises its discretion to effect, defer or abandon it, its tax treatment and the risk that shareholders may recognize gain or other income with respect to their shares at the effective time of the Domestication (as a result of the application of Section 367(b) of the Internal Revenue Code of 1986, as amended (the “Code”) or the passive foreign investment company rules or otherwise);
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
•our ability to develop and successfully execute our business strategies, including our Agentic Operations strategy and our transition away from engagements that are not aligned with that strategy;
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
•our ability to effectively price our solutions and services and maintain our pricing and employee and asset utilization rates, and the effect on our margins of the mix of our revenue, including revenue from resold partner technology;
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
•financing terms, including changes in prevailing interest rates, the Secured Overnight Financing Rate ("SOFR") and changes to our credit ratings, and our ability to refinance our indebtedness;
•our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;
•the effects of our recently implemented enterprise resource planning system on our invoicing and collection processes and accounts receivable, as well as on our internal control over financial reporting;

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
For additional information about the risks we face, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.
Domestication
As previously announced, we are seeking shareholder approval to grant the Board discretionary authority to change the Company’s jurisdiction of incorporation from Bermuda to Delaware in the United States by discontinuing as an exempted company limited by shares in Bermuda and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). If our shareholders approve this proposal, the Board will have the sole discretion, until the 2028 Annual General Meeting of Shareholders, to effectuate the Domestication. The Board has unanimously approved effectuating the Domestication, subject to approval by our shareholders and final approval by the Board. If the Domestication is approved and effected, on its effective date, currently expected to be on or around March 1, 2027, our common shares (including fractions of common shares, as the case may be) issued and outstanding immediately prior to the effective time of the Domestication will automatically convert by operation of law into an equivalent number of shares of common stock (or fractions of shares of common stock, as the case may be) of the Company after it is domesticated under the laws of Delaware (“Genpact Delaware”). Our name after the Domestication will remain “Genpact Limited.” For more information about the Domestication, please see our proxy statement/prospectus filed with the SEC on October 7, 2026 (the “Domestication Proxy Statement/Prospectus”), which is available on the SEC’s website at www.sec.gov.

Overview
We are an Agentic Operations company, where applied AI meets context-rich process intelligence. We run and transform mission-critical operations for global enterprises. Our Agentic Operations are grounded in decades of operating core business processes across finance, supply chain, banking, insurance, and more. We have over 142,000 employees serving clients from more than 35 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.
In the quarter ended September 30, 2026, we recorded net revenues of $1,385.4 million. Net revenues from Advanced Technology Solutions were $405.1 million and net revenues from Core Business Services were $980.3 million.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Due to rounding, the numbers presented in the tables or in the narrative included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2026	2025	2026	2025	2026 vs. 2025	2026 vs. 2025
	(dollars in millions)		(dollars in millions)
Net revenues	$1,385.4	$1,291.3	$4,024.9	$3,760.6	7.3%	7.0%
Cost of revenue	858.7	821.6	2,536.2	2,411.9	4.5%	5.2%
Gross profit	526.7	469.7	1,488.7	1,348.7	12.1%	10.4%
Gross profit margin	38.0%	36.4%	37.0%	35.9%
Operating expenses
Selling, general and administrative expenses	312.5	262.1	876.9	769.6	19.2%	13.9%
Amortization of acquired intangible assets	3.3	8.3	9.7	16.9	(60.3)%	(42.8)%
Other operating (income) expense, net	0.0	7.6	(0.4)	7.5	(100.3)%	(105.4)%
Income from operations	211.0	191.6	602.5	554.7	10.1%	8.6%
Income from operations as a percentage of net revenues	15.2%	14.8%	15.0%	14.8%
Foreign exchange gains, net	0.9	3.7	10.3	5.3	(75.4)%	93.1%
Interest income (expense), net	(16.5)	(12.8)	(43.2)	(37.7)	28.8%	14.6%
Other income (expense), net	1.0	6.8	11.7	18.9	(84.8)%	(38.1)%
Income before income tax expense	196.5	189.4	581.3	541.3	3.8%	7.4%
Income tax expense	44.8	43.5	135.9	131.9	2.9%	3.1%
Net income	$151.7	$145.8	$445.4	$409.4	4.0%	8.8%
Net income as a percentage of net revenues	10.9%	11.3%	11.1%	10.9%

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025
Net revenues. Our net revenues were $1,385.4 million in the third quarter of 2026, up $94.1 million, or 7.3%, from $1,291.3 million in the third quarter of 2025.
Adjusted for foreign exchange, primarily the impact of changes in value of the Australian dollar against the U.S. dollar, our net revenues grew 7.5% in the third quarter of 2026 compared to the third quarter of 2025 on a constant currency1 basis. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount decreased by 3.5% to approximately 141,700 in the third quarter of 2026 from approximately 146,800 in the third quarter of 2025.
Effective January 1, 2026, we revised our revenue disaggregation to better align with our current business structure, strategic priorities and internal reporting. Our revenue is now disaggregated between Advanced Technology Solutions and Core Business Services, replacing the prior disaggregation between Data-Tech-AI and Digital Operations. Accordingly, no disaggregation of revenue between Data-Tech-AI and Digital Operations has been presented for the three and nine months ended September 30, 2026 and 2025.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Advanced Technology Solutions	$405.1	$311.0	30.3%
Core Business Services	980.3	980.3	0.0%
Net revenues	$1,385.4	$1,291.3	7.3%
Net revenues from Advanced Technology Solutions in the third quarter of 2026 were $405.1 million, up $94.1 million, or 30.3%, from $311.0 million in the third quarter of 2025. The increase in the third quarter of 2026 was broad-based and driven by increased demand for digital technology, data and AI, and advisory solutions and services as well as agentic solutions in the third quarter of 2026 compared to the third quarter of 2025.
Net revenues from Core Business Services in the third quarters of both 2026 and 2025 were $980.3 million. An increase in technology services revenue within Core Business Services in the third quarter of 2026 compared to the third quarter of 2025 was largely offset by our transition away from certain engagements not aligned with our Agentic Operations strategy.
Net revenues by reportable segment were as follows:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$368.1	$342.8	7.4%
Consumer and Healthcare	475.7	429.8	10.7%
High Tech and Manufacturing	541.6	518.7	4.4%
Net revenues	$1,385.4	$1,291.3	7.3%
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Net revenues from our Financial Services segment increased by 7.4% in the third quarter of 2026 compared to the third quarter of 2025, largely due to an increase in demand for our data and AI and advisory solutions and services within Advanced Technology Solutions as well as ramp-ups of existing and recently signed deals. Net revenues from our Consumer and Healthcare segment increased by 10.7% in the third quarter of 2026 compared to the third quarter of 2025, largely due to an increase in demand for our Advanced Technology Solutions and the technology services component of our Core Business Services. Net revenues from our High Tech and Manufacturing segment increased by 4.4% in the third quarter of 2026 compared to the third quarter of 2025, largely due to an increase in demand for our data and AI, advisory and agentic solutions and services within Advanced Technology Solutions as well as the technology services component of our Core Business Services, partially offset by our transition away from certain engagements not aligned with our Agentic Operations strategy.
Cost of revenue. Cost of revenue was $858.7 million in the third quarter of 2026, up $37.1 million, or 4.5%, from $821.6 million in the third quarter of 2025. This increase was primarily driven by the higher costs associated with an increase in revenue from resold partner technology, increased spending on professional services and wage inflation, partially offset by lower headcount.
Gross margin. As a result of the foregoing factors, our gross margin increased to 38.0% in the third quarter of 2026 from 36.4% in the third quarter of 2025.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased to 22.6% in the third quarter of 2026 from 20.3% in the third quarter of 2025. SG&A expenses were $312.5 million in the third quarter of 2026, up $50.4 million, or 19.2%, from $262.1 million in the third quarter of 2025. The increase was primarily due to increased strategic investments in agentic engineering and sales and marketing capabilities, higher allowance for credit losses and higher stock-based compensation expense in the third quarter of 2026 compared to the third quarter of 2025.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.3 million in the third quarter of 2026, down $5.0 million, or 60.3%, from $8.3 million in the third quarter of 2025. This decrease was primarily driven by the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.0 million in the third quarter of 2026, compared to Other operating expense (net of income) of $7.6 million in the third quarter of 2025 resulting from a charge related to the abandonment of certain leased premises recorded in the third quarter of 2025.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased to 15.2% in the third quarter of 2026 from 14.8% in the third quarter of 2025. Income from operations was $211.0 million in the third quarter of 2026, up $19.3 million from $191.6 million in the third quarter of 2025.
Foreign exchange gains, net. We recorded a net foreign exchange gain of $0.9 million in the third quarter of 2026 compared to $3.7 million in the third quarter of 2025. The gains in the third quarters of 2026 and 2025 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $16.5 million in the third quarter of 2026, up $3.7 million from $12.8 million in the third quarter of 2025. Our interest income decreased to $3.5 million in the third quarter of 2026 from $5.1 million in the third quarter of 2025, due to lower cash deposits. Our interest expense increased primarily due to a higher interest rate on our Senior Notes issued in November 2025 compared to our 2021 Senior Notes (as defined below), which we repaid on April 10, 2026. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased to 5.6% in the third quarter of 2026 from 4.8% in the third quarter of 2025. See the section titled “Liquidity and Capital Resources—Financing Arrangements” for further discussion.
Other income (expense), net. Our other income (net of expense) was $1.0 million in the third quarter of 2026, down from $6.8 million in the third quarter of 2025. The decrease was primarily driven by a decrease in the fair value of deferred compensation plan assets in the third quarter of 2026 compared to an increase in the fair value of deferred compensation plan assets in the third quarter of 2025.
Income tax expense. Our income tax expense was $44.8 million in the third quarter of 2026, up from $43.5 million in the third quarter of 2025, due to higher pre-tax income, representing an effective tax rate (“ETR”) of 22.8% in the third quarter of 2026, down from 23.0% in the third quarter of 2025. The decrease in our ETR in the third quarter of 2026 was primarily driven by the optimization of intercompany financing, as well as the geographic mix of our pre-tax income.

Net income. As a result of the foregoing factors, net income was $151.7 million in the third quarter of 2026, up $5.8 million from $145.8 million in the third quarter of 2025. Net income as a percentage of net revenues was 10.9% in the third quarter of 2026, down from 11.3% in the third quarter of 2025.
Adjusted income from operations. As a result of the foregoing factors, adjusted income from operations (“AOI”) increased by $17.6 million to $246.5 million in the third quarter of 2026 from $228.9 million in the third quarter of 2025. Our AOI margin increased to 17.8% in the third quarter of 2026 from 17.7% in the third quarter of 2025.
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
We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization of acquired intangible assets, (iii) foreign exchange gains, net, (iv) interest (income) expense, net and (v) income tax expense, as we believe that our results after considering these adjustments more accurately reflect our ongoing operations. To calculate AOI margin, we divided AOI (as calculated above) by net revenue. For additional information, see Note 18—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(dollars in millions)
Net income	$151.7	$145.8
Foreign exchange gains, net	(0.9)	(3.7)
Interest (income) expense, net	16.5	12.8
Income tax expense	44.8	43.5
Stock-based compensation expense	31.2	22.2
Amortization of acquired intangible assets	3.3	8.2
Adjusted income from operations	$246.5	$228.9
The following table sets forth our AOI by segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$79.9	$64.0	24.9%
Consumer and Healthcare	87.7	72.2	21.4%
High Tech and Manufacturing	109.7	101.2	8.4%
Total reportable segment	$277.4	$237.4	16.8%
Unallocated corporate expenses	(30.8)	(8.5)	NM*
Adjusted income from operations	$246.6	$228.9	7.7%
*Not Meaningful

AOI of our Financial Services segment increased by 24.9%, primarily driven by higher revenues and operating efficiency in the third quarter of 2026 compared to the third quarter of 2025. AOI of our Consumer and Healthcare segment increased by 21.4%, largely driven by higher revenues and operating efficiency, partially offset by investments in additional resources to drive business growth in the third quarter of 2026 compared to the third quarter of 2025. AOI of our High Tech and Manufacturing segment increased by 8.4%, primarily driven by higher revenues, partially offset by the ramp-down of a high-margin customer in the third quarter of 2026 compared to the third quarter of 2025.
AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025
Net revenues. Our net revenues were $4,024.9 million in the nine months ended September 30, 2026, up $264.3 million, or 7.0%, from $3,760.6 million in the nine months ended September 30, 2025.
Adjusted for foreign exchange, primarily the impact of changes in values of the euro and Australian dollar against the U.S. dollar, our net revenues grew 6.7% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 on a constant currency2 basis. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance.
Our average headcount decreased by 1.4% to approximately 143,400 in the nine months ended September 30, 2026 from approximately 145,500 in the nine months ended September 30, 2025.
Net revenues disaggregated between Advanced Technology Solutions and Core Business Services were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Advanced Technology Solutions	$1,113.7	$881.3	26.4%
Core Business Services	2,911.3	2,879.3	1.1%
Net revenues	$4,024.9	$3,760.6	7.0%
Net revenues from Advanced Technology Solutions in the nine months ended September 30, 2026 were $1,113.7 million, up $232.4 million, or 26.4%, from $881.3 million in the nine months ended September 30, 2025. This increase was broad-based and driven by demand for each component of our Advanced Technology Solutions.
Net revenues from Core Business Services in the nine months ended September 30, 2026 were $2,911.3 million, up $31.9 million, or 1.1%, from $2,879.3 million in the nine months ended September 30, 2025, primarily due to an increase in revenue from the technology services component of our Core Business Services, partially offset by our transition away from certain engagements not aligned with our Agentic Operations strategy.
Net revenues by reportable segment were as follows:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$1,063.1	$1,008.6	5.4%
Consumer and Healthcare	1,391.2	1,278.9	8.8%
High Tech and Manufacturing	1,570.7	1,473.1	6.6%
Net revenues	$4,024.9	$3,760.6	7.0%
Net revenues from our Financial Services segment increased by 5.4% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, largely due to an increase in demand for our data and AI and advisory solutions and services within Advanced Technology Solutions as well as ramp-ups from existing and recently signed deals. Net revenues from our Consumer and Healthcare segment increased by 8.8% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, largely due to an increase in demand for our Advanced Technology Solutions and technology services within our Core Business Services. Net revenues from our High Tech and Manufacturing segment increased by 6.6% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, largely due to an increase in demand for our Advanced Technology Solutions and technology services within our Core Business Services, partially offset by our transition away from certain engagements not aligned with our Agentic Operations strategy.
2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Cost of revenue. Cost of revenue was $2,536.2 million in the nine months ended September 30, 2026, up $124.3 million, or 5.2%, from $2,411.9 million in the nine months ended September 30, 2025. This increase was primarily driven by wage inflation, offset by lower headcount and the mix of revenue in comparable periods.
Gross margin. As a result of the foregoing factors, our gross margin increased to 37.0% in the nine months ended September 30, 2026 from 35.9% in the nine months ended September 30, 2025.
Selling, general and administrative (SG&A) expenses. SG&A expenses as a percentage of net revenues increased to 21.8% in the nine months ended September 30, 2026 from 20.5% in the nine months ended September 30, 2025. SG&A expenses were $876.9 million in the nine months ended September 30, 2026, up $107.4 million, or 13.9%, from $769.6 million in the nine months ended September 30, 2025. This increase was primarily driven by wage inflation, increased strategic investments in agentic engineering and sales and marketing capabilities, higher allowance for credit losses and higher stock-based compensation expense in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $9.7 million in the nine months ended September 30, 2026, down $7.2 million, or 42.8%, from $16.9 million in the nine months ended September 30, 2025. This decrease was primarily due to the completion of useful lives of intangible assets acquired in prior periods.
Other operating (income) expense, net. Other operating income (net of expense) was $0.4 million in the nine months ended September 30, 2026, compared to Other operating expense (net of income) of $7.5 million in the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we recorded a charge related to the abandonment of certain leased premises.
Income from operations. As a result of the foregoing factors, income from operations as a percentage of net revenues increased to 15.0% in the nine months ended September 30, 2026 from 14.8% in the nine months ended September 30, 2025. Income from operations was $602.5 million in the nine months ended September 30, 2026, up $47.8 million from $554.7 million in the nine months ended September 30, 2025.
Foreign exchange gains, net. We recorded a net foreign exchange gain of $10.3 million in the nine months ended September 30, 2026, compared to $5.3 million in the nine months ended September 30, 2025. The gain in both periods was primarily due to the depreciation of the Indian rupee against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $43.2 million in the nine months ended September 30, 2026, up $5.5 million from $37.7 million in the nine months ended September 30, 2025. Our interest income increased to $18.4 million in the nine months ended September 30, 2026 from $15.9 million in the nine months ended September 30, 2025, due to higher cash deposits. Our interest expense increased primarily due to incremental interest expense on our senior notes issued in November 2025, partially offset by (i) a reduction in interest expense on our senior notes issued in 2021, which were repaid in April 2026, and (ii) lower interest expense on our term loan due to a lower SOFR and reduced volume in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased to 5.2% in the nine months ended September 30, 2026 from 4.8% in the nine months ended September 30, 2025. See the section titled “Liquidity and Capital Resources—Financing Arrangements” for further discussion.
Other income (expense), net. Our other income (net of expense) was $11.7 million in the nine months ended September 30, 2026, compared to $18.9 million in the nine months ended September 30, 2025, primarily due to changes in the fair value of deferred compensation plan assets in both periods as well as a gain on a one-time sale of certain IT assets in the nine months ended September 30, 2025.
Income tax expense. Our income tax expense was $135.9 million in the nine months ended September 30, 2026, up from $131.9 million in the nine months ended September 30, 2025, due to higher pre-tax income, representing an ETR of 23.4% in the nine months ended September 30, 2026, down from 24.4% in the nine months ended September 30, 2025. The decrease in our ETR in the nine months ended September 30, 2026 was primarily driven by the optimization of intercompany financing, as well as the geographic mix of our pre-tax income.
Net income. As a result of the foregoing factors, net income was $445.4 million in the nine months ended September 30, 2026, up $36.0 million from $409.4 million in the nine months ended September 30, 2025. Net income as a percentage of net revenues was 11.1% in the nine months ended September 30, 2026, up from 10.9% in the nine months ended September 30, 2025.

Adjusted income from operations. As a result of the foregoing factors, AOI increased by $47.9 million to $703.8 million in the nine months ended September 30, 2026 from $655.9 million in the nine months ended September 30, 2025. Our AOI margin increased to 17.5% in the nine months ended September 30, 2026 from 17.4% in the nine months ended September 30, 2025.
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
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
	(dollars in millions)
Net income	$445.4	$409.4
Foreign exchange gains, net	(10.3)	(5.3)
Interest (income) expense, net	43.2	37.7
Income tax expense	135.9	131.9
Stock-based compensation expense	79.9	64.1
Amortization of acquired intangible assets	9.7	16.9
Acquisition-related expenses	—	1.3
Adjusted income from operations	$703.8	$655.9
The following table sets forth our AOI by segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2026	2025	2026 vs. 2025
	(dollars in millions)
Financial Services	$214.0	$185.6	15.3%
Consumer and Healthcare	224.9	218.6	2.9%
High Tech and Manufacturing	291.9	271.3	7.6%
Total reportable segment	$730.8	$675.5	8.2%
Unallocated corporate expenses	(27.0)	(19.6)	37.9%
Adjusted income from operations	$703.8	$655.9	7.3%
AOI of our Financial Services and High Tech and Manufacturing segments increased by 15.3% and 7.6%, respectively, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher revenues and operating efficiencies. AOI of our Consumer and Healthcare segment increased by 2.9% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher revenues and operating efficiencies, partially offset by higher investments in additional resources to drive business growth.

AOI for “Unallocated corporate expenses” in the table above primarily represents the adjustment of allowances for credit losses and right-of-use assets, and over- or under-absorption of corporate overheads, which are not allocated to any individual segment for management's internal reporting purposes. See Note 18—“Segment reporting” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.
Liquidity and Capital Resources
Overview
Information about our financial position as of September 30, 2026 and December 31, 2025 is presented below:

	As of September 30, 2026	As of December 31, 2025	Percentage Change Increase/(Decrease)
	(dollars in millions)		2026 vs. 2025
Cash and cash equivalents	$499.1	$853.8	(41.6%)
Short-term investments	—	350.0	NM*
Current portion of long-term debt	26.2	376.0	(93.0)%
Long-term debt, less current portion	1,148.0	1,166.3	(1.6)%
Total equity	$2,708.6	$2,549.4	6.2%
*Not Meaningful
Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
On February 5, 2026, our board of directors approved a 10% increase in our quarterly cash dividend from $0.17 per common share to $0.1875 per common share, representing a planned annual dividend of $0.75 per common share for 2026, up from $0.68 per common share in 2025. On March 31, 2026, June 25, 2026 and September 24, 2026, we paid a dividend of $0.1875 per share, amounting to $31.8 million, $31.6 million and $31.4 million in the aggregate, to shareholders of record as of March 16, 2026, June 10, 2026 and September 10, 2026, respectively.
On February 6, 2025, our board of directors approved an 11% increase in our quarterly cash dividend from $0.1525 per common share to $0.17 per common share, representing an annual dividend of $0.68 per common share for 2025, up from $0.61 per common share in 2024. On March 26, 2025, June 30, 2025 and September 25, 2025, we paid a dividend of $0.17 per share, amounting to $29.8 million, $29.6 million and $29.3 million in the aggregate, to shareholders of record as of March 11, 2025, June 18, 2025 and September 11, 2025, respectively.
As of September 30, 2026, the total authorization under our existing share repurchase program was $2,750.0 million, of which $213.2 million remained available as of September 30, 2026. Since our share repurchase program was initially authorized in 2015, we have repurchased 75,143,160 of our common shares at a weighted average price of $33.76 per share, for an aggregate purchase price of $2,536.8 million.
During the nine months ended September 30, 2026 and 2025, we repurchased 4,244,014 and 3,919,239 of our common shares, respectively, on the open market at a weighted average price of $35.55 and $46.68 per share, respectively, for an aggregate purchase price of $150.9 million and $182.9 million, respectively. All repurchased shares have been retired.
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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change
	2026	2025	2026 vs. 2025
	(dollars in millions)
Net cash provided by/(used for):
Operating activities	$142.0	$526.2	(73.0)%
Investing activities	274.9	(123.6)	322.3%
Financing activities	(715.0)	(315.6)	(126.5)%
Net increase in cash and cash equivalents	$(298.1)	$86.9	NM*
*Not Meaningful
Cash flows provided by operating activities. Net cash provided by operating activities was $142.0 million in the nine months ended September 30, 2026 compared to $526.2 million in the nine months ended September 30, 2025. This decrease was primarily driven by higher receivables balances reflecting the impact of the ERP implementation, which caused temporary delays in our invoicing and collection processes in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. In addition, higher employee-related payments and higher tax payments contributed to the decrease in net cash provided by operating activities in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cash flows provided by/used for investing activities. Our net cash provided by investing activities was $274.9 million in the nine months ended September 30, 2026 compared to net cash used for investing activities of $123.6 million in the nine months ended September 30, 2025. Net cash provided by investing activities increased primarily due to (i) the maturity of term deposits amounting to $350.0 million in the nine months ended September 30, 2026 compared to $23.4 million in the nine months ended September 30, 2025 and (ii) payments of $80.4 million for business acquisitions, net of cash acquired, in the nine months ended September 30, 2025, with no corresponding payments in the nine months ended September 30, 2026. This increase was partially offset by an $8.5 million increase in payments (net of sales proceeds) for the purchase of property, plant and equipment and intangible assets in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cash flows used for financing activities. Our net cash used for financing activities was $715.0 million in the nine months ended September 30, 2026 compared to $315.6 million in the nine months ended September 30, 2025. This change was primarily due to (i) higher repayments of borrowings and debt issuance and refinancing costs (net of proceeds), amounting to $376.3 million in the nine months ended September 30, 2026 compared to $26.4 million in the nine months ended September 30, 2025, (ii) a $77.5 million earn-out consideration payment in connection with our acquisition of XponentL in the nine months ended September 30, 2026, with no corresponding payments in the nine months ended September 30, 2025, (iii) higher dividend payments of $94.8 million in the nine months ended September 30, 2026, compared to $88.7 million in the nine months ended September 30, 2025, and (iv) lower proceeds from the issuance of common shares under stock-based compensation plans, amounting to $7.2 million in the nine months ended September 30, 2026, compared to $14.3 million in the nine months ended September 30, 2025. This change was partially offset by lower payments for stock repurchased and retired (including related expenses), amounting to $151.0 million in the nine months ended September 30, 2026, compared to $183.0 million in the nine months ended September 30, 2025, and lower payments for the net settlement of stock-based awards, amounting to $22.7 million in the nine months ended September 30, 2026 compared to $31.8 million in the nine months ended September 30, 2025.

Financing Arrangements
In December 2022, we entered into an amended and restated credit agreement (the "2022 Credit Agreement") with Genpact USA, Inc. (“Genpact USA”), Genpact Global Holdings (Bermuda) Limited (“GGH”) and Genpact Luxembourg S.à r.l. (“Genpact Luxembourg,” and together with Genpact USA and GGH, the “Borrowers”), as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing bank, and the lenders and other parties thereto, which consists of a $530.0 million term loan and a $650.0 million revolving credit facility. An additional third-party fee paid in connection with the 2022 Credit Agreement is being amortized over the duration of the term loan and revolving credit facility, which expire on December 13, 2027.
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
The 2022 Credit Agreement restricts certain payments, including dividend payments, if there is an event of default under the 2022 Credit Agreement or if we are not, or after making the payment would not be, in compliance with the covenants contained in the 2022 Credit Agreement. These covenants require us to maintain a net debt to EBITDA leverage ratio of less than 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2026, we were in compliance with the terms of the 2022 Credit Agreement, including the covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the covenants described above that are contained in the 2022 Credit Agreement.
As of September 30, 2026 and December 31, 2025, our outstanding term loan, net of unamortized debt issuance costs of $0.4 million and $0.6 million, respectively, was $430.3 million and $449.9 million, respectively.
We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of September 30, 2026 and December 31, 2025, the limits available under such facilities were $30.6 million and $26.6 million, respectively, of which $7.8 million and $8.0 million, respectively, was utilized, constituting non-funded drawdown. As of September 30, 2026 and December 31, 2025, a total of $1.3 million of our revolving credit facility was utilized, all of which constituted non-funded drawdown. Our outstanding term loan and revolving credit facility expire on December 13, 2027.
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of Term SOFR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2026, we were party to interest rate swaps covering a total notional amount of $212.5 million. Under these swap agreements, the rate that we pay to banks in exchange for Term SOFR ranges between 4.25% and 4.72%.
In March 2021, Genpact Luxembourg and Genpact USA co-issued $350.0 million aggregate principal amount of 1.750% senior notes (the "2021 Senior Notes"). The 2021 Senior Notes were fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offering was amortized over the life of the 2021 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2021 Senior Notes, net of unamortized debt issuance costs of $0.0 and $0.2 million, respectively, was $0.0 million and $349.8 million, respectively. The 2021 Senior Notes were repaid on April 10, 2026.
In June 2024, Genpact Luxembourg and Genpact USA co-issued $400.0 million aggregate principal amount of 6.000% senior notes (the "2024 Senior Notes"). The 2024 Senior Notes are fully guaranteed by the Company and Genpact UK Finco plc. The total debt issuance cost of $4.4 million incurred in connection with the 2024 Senior Notes offering is being amortized over the life of the 2024 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2024 Senior Notes, net of unamortized debt issuance costs of $2.4 million and $3.0 million, respectively, was $397.7 million and $397.0 million, respectively, which is payable on June 4, 2029.

In November 2025, Genpact UK Finco plc and Genpact USA co-issued $350.0 million aggregate principal amount of 4.950% senior notes (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the "Senior Notes"). The 2025 Senior Notes are fully guaranteed by the Company and Genpact Luxembourg. The total debt issuance cost of $4.6 million incurred in connection with the 2025 Senior Notes is being amortized over the life of the 2025 Senior Notes as additional interest expense. As of September 30, 2026 and December 31, 2025, the amount outstanding under the 2025 Senior Notes, net of unamortized debt issuance costs of $3.8 million and $4.4 million, respectively, was $346.2 million and $345.6 million, respectively, which is payable on November 18, 2030.
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
We use a revolving accounts receivable-based facility for managing our cash flows. As part of this arrangement, accounts receivable sold under this facility are de-recognized upon sale along with the related allowances, if any. As of each of September 30, 2026 and December 31, 2025, we had a revolving accounts receivable-based facility of $100.0 million permitting us to sell accounts receivable to banks on a non-recourse basis in the ordinary course of business. The aggregate maximum capacity utilized at any time during the period ended September 30, 2026 and December 31, 2025, was $79.5 million and $60.0 million, respectively. The principal amount outstanding against this facility as of September 30, 2026 and December 31, 2025, was $53.6 million and $55.1 million, respectively. The cost of factoring accounts receivable sold under this facility during the three and nine months ended September 30, 2026 and 2025 was $0.6 million and $0.5 million, respectively, and $2.0 million and $1.6 million, respectively.
We also have arrangements with financial institutions that manage the accounts payable program for certain of our large clients. We sell certain accounts receivable pertaining to such clients to these financial institutions on a non-recourse basis. There is no cap on the value of accounts receivable that can be sold under these arrangements. We used these arrangements to sell accounts receivable amounting to $221.0 million and $327.2 million during the periods ended September 30, 2026 and December 31, 2025, respectively, which also represents the maximum utilization under these arrangements in each such period. The cost of factoring such accounts receivable during the three and nine months ended September 30, 2026 and 2025 was $1.3 million and $1.6 million, respectively, and $3.7 million and $4.1 million, respectively.
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
Other Liquidity and Capital Resources Information
As of September 30, 2026 and December 31, 2025, we have purchase commitments, net of capital advances, of $18.9 million and $16.5 million, respectively, to be paid in respect of such purchases over the next year. For additional information, see Note 23—“Commitments and contingencies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026 and December 31, 2025, we have operating and finance lease commitments of $280.0 million and $268.4 million, respectively, to be paid over the lease terms. For additional information, see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Other Liquidity and Capital Resources Information” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Supplemental Guarantor Financial Information
As discussed in Note 11, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg and Genpact USA co-issued the 2024 Senior Notes. Genpact UK Finco plc and Genpact USA co-issued the 2025 Senior Notes. As of September 30, 2026, the outstanding balance of the 2024 Senior Notes and the 2025 Senior Notes (collectively, the "Senior Notes") was $397.7 million and $346.2 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. Genpact UK Finco plc co-guaranteed the 2024 Senior Notes, and Genpact Luxembourg S.à r.l. co-guaranteed the 2025 Senior Notes. Our other subsidiaries (such subsidiaries are referred to as the “non-Guarantors”) do not guarantee any series of outstanding Senior Notes.
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

Summarized Statements of Income	Nine months ended September 30, 2026	Year ended December 31, 2025
	(dollars in millions)
Net revenues	$289.4	$398.6
Gross profit	289.4	398.6
Net income	872.6	224.4
Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Nine months ended September 30, 2026	Year ended December 31, 2025
	(dollars in millions)
Revenue from services	$289.4	$398.6
Interest income (expense), net	66.3	11.1
Other income (expense), net	(11.1)	(11.3)

Summarized Balance Sheets	As of September 30, 2026	As of December 31, 2025
	(dollars in millions)
Assets
Current assets	$3,003.9	$2,658.1
Non-current assets*	1,125.8	1,116.0

Liabilities
Current liabilities	$5,734.8	$5,017.3
Non-current liabilities*	1,156.4	1,208.6
Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of September 30, 2026	As of December 31, 2025
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$120.4	$175.9
Loans receivable	2,513.0	1,731.5
Others	340.2	302.3

Non-current assets
Loans receivable*	$150.0	150.0

Liabilities
Current liabilities
Loans payable	$3,627.1	$3,170.1
Others	2,035.1	1,475.5

Non-Current liabilities
Loans payable	$7.0	$38.0
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
In May 2024, we executed treasury rate lock agreements for $400.0 million in connection with future interest payments to be made on our 2024 Senior Notes, and the treasury rate lock agreements were designated as a cash flow hedge. The treasury rate lock agreements were terminated on May 30, 2024, and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2024 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2026 was $0.2 million.
In November 2025, we executed treasury rate lock agreements for $350.0 million in connection with future interest payments to be made on our 2025 Senior Notes, and the treasury rate lock agreements were designated as cash flow hedges. These treasury rate lock agreements were terminated on November 13, 2025 and a deferred loss was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2025 Senior Notes. The remaining loss to be amortized related to the treasury rate lock agreements as of September 30, 2026 was $0.2 million.
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
Changes in Internal Control over Financial Reporting
As previously disclosed, in the second quarter of 2026, we completed the implementation of a new enterprise resource planning (ERP) system, which replaced certain legacy financial, human resources and operational systems. We have made changes to our internal control over financial reporting to address the related changes in our processes and systems. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the transition to the new ERP system. We continue to monitor and evaluate the design and operating effectiveness of the related controls over financial reporting as a part of the post-implementation stabilization process that will continue throughout subsequent periods in 2026 and may make additional changes as we deem necessary or appropriate. The changes associated with the implementation of the ERP system have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Except for the ERP implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 risk factors that materially affect our business, financial condition, results of operations or cash flows. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below. You should carefully consider the risk factors set forth below and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as the other information that appears elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

RISKS RELATING TO THE CHANGE IN OUR PLACE OF INCORPORATION
Your rights as a shareholder will change as a result of the Domestication.
Currently, your rights as a shareholder of the Company arise under Bermuda law as well as the memorandum of association and the bye-laws of the Company (the “Bermuda Memorandum” and the “Bermuda Bye-Laws,” respectively). Upon effectiveness of the Domestication, your rights as a stockholder of the Company will arise under Delaware law as well as the certificate of incorporation and the bylaws of Genpact Delaware (the “Delaware Certificate” and the “Delaware Bylaws,” respectively), in each case, to be effective immediately following the Domestication, in the form attached as an annex to the Domestication Proxy Statement/Prospectus. For a summary description of your rights as a stockholder of Genpact Delaware and how they differ or may differ from your rights as a shareholder of the Company as it currently exists as a company organized under the laws of Bermuda (“Genpact Bermuda”), please see the Domestication Proxy Statement/Prospectus.
We expect to incur transaction costs in connection with the completion of the Domestication and related transactions, some of which will be incurred whether or not the Domestication is completed.
We expect to incur significant transaction costs in connection with the Domestication and related transactions. The substantial majority of these costs will be incurred regardless of whether the Domestication is completed and prior to the shareholder vote to approve the Domestication.
The anticipated benefits of the Domestication may not be realized.
We may not realize the benefits we anticipate from the Domestication, particularly as the achievement of the benefits is in many important respects subject to factors that we do not and cannot control, including the reaction of third parties with whom we enter into contracts and do business and the reaction of investors. Our failure to realize those benefits could have a material and adverse effect on our business, results of operations, cash flows or financial condition. Please see the section of the Domestication Proxy Statement/Prospectus entitled “Proposal No. 1 – Domestication Proposal—Reasons for the Domestication.”
The market for the Genpact Delaware common stock may differ from the market for the Genpact Bermuda common shares and the market price of Genpact Delaware common stock may as a result be subject to volatility.
We expect that the Genpact Delaware common stock will trade on the New York Stock Exchange under the symbol “G,” the same trading symbol as the Genpact Bermuda common shares. The market price, trading volume or volatility, or potential investor pool of the Genpact Delaware common stock may be different from those of the Genpact Bermuda common shares.

We may choose to abandon or defer the Domestication at any time.
While we currently expect the Domestication to be completed effective on or around March 1, 2027, our Board may decide to defer or abandon the Domestication, at any time or for any reason, prior to the completion of the Domestication. No assurance can be provided that the Domestication will be completed on a timely basis, or at all.
Our Effective Tax Rate may change as a result of the Domestication.
Following the Domestication, Genpact Delaware will be subject to U.S. tax on its income, and the combined effective tax rate with respect to Genpact Delaware and our direct and indirect subsidiaries (the “Effective Tax Rate”) may change significantly. Any such changes to our Effective Tax Rate could materially impact our financial results, including our earnings and cash flow, and reduce the amount of cash available for dividends for periods after the Domestication.
The Effective Tax Rate, which may fluctuate significantly from period to period, is based upon applicable income tax laws and regulations and judicial and administrative interpretations of these income tax laws and regulations in various jurisdictions, including many jurisdictions outside where we are organized and domiciled. The Effective Tax Rate may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, temporary differences that impact the timing in the recognition of income and expense for U.S. GAAP and tax purposes. We are unable to predict with certainty the impact of the Domestication on the Effective Tax Rate. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our Effective Tax Rate. The tax laws of the United States significantly limit our ability to redomicile outside of the United States once the Domestication has occurred. Accordingly, if our Effective Tax Rate were to increase as a result of the Domestication, our business and financial performance could be adversely affected.
If the Domestication does not qualify as an F Reorganization, U.S. Holders of Genpact Bermuda Stock would generally recognize taxable gain or loss as a result of the Domestication.
As discussed more fully in the section of the Domestication Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Consequences of the Domestication,” it is expected that the Domestication should constitute a reorganization within the meaning of Section 368(a)(1)(F) of the Code (an “F Reorganization”). However, your tax advisor may not agree with our intended tax treatment and the IRS may assert, or a court may sustain, a contrary position. If the Domestication does not qualify as an F Reorganization within the meaning of Section 368(a) of the Code, U.S. Holders (as defined in such section of the Domestication Proxy Statement/Prospectus) of Genpact Bermuda Stock (as defined in such section of the Domestication Proxy Statement/Prospectus) would generally recognize taxable gain or loss pursuant to the Domestication.
Even if the Domestication qualifies as an F Reorganization, certain U.S. Holders of Genpact Bermuda Stock may be required to recognize gain for U.S. federal income tax purposes as a result of the Domestication.
As noted above and discussed more fully in the section of the Domestication Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Consequences of the Domestication,” it is expected that the Domestication should constitute an F Reorganization. Assuming that the Domestication so qualifies, U.S. Holders (as defined in such section of the Domestication Proxy Statement/Prospectus) of Genpact Bermuda Stock (as defined in such section of the Domestication Proxy Statement/Prospectus) will be subject to Section 367(b) of the Code and subject to the discussion below concerning the application of the passive foreign investment company (“PFIC”) rules to the Domestication:
•A U.S. Holder of Genpact Bermuda Stock whose shares have a fair market value of $50,000 or more, but who is not a 10% Shareholder (as defined in the following bullet point) will generally recognize gain (but not loss) on the deemed receipt of Genpact Stock (as defined in the section of the Domestication Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Consequences of the Domestication”) in the Domestication. As an alternative to recognizing gain, such U.S. Holder may file an election to include in income, as a dividend, the “all earnings and profits amount” attributable to its Genpact Bermuda Stock, provided certain other requirements are satisfied.

•A U.S. Holder of Genpact Bermuda Stock who on the date of the Domestication directly, indirectly or constructively owns (i) 10% or more of the total combined voting power of all classes of Genpact Bermuda shares entitled to vote or (ii) 10% or more of the total value of all classes of Genpact Bermuda shares (a “10% Shareholder”) will generally be required to include in income, as a dividend, the “all earnings and profits amount” attributable to its Genpact Bermuda Stock, provided certain other requirements are satisfied.

•A U.S. Holder of Genpact Bermuda Stock whose stock has a fair market value of less than $50,000 on the date of the Domestication and who is not a 10% Shareholder will not recognize any gain or loss and will not be required to include any part of Genpact Bermuda’s earnings in income.
As discussed further under the section of the Domestication Proxy Statement/Prospectus entitled “Material U.S. Federal Income Tax Consequences of the Domestication,” Genpact Bermuda believes that it is not, and has not been, a PFIC for U.S. federal income tax purposes. In the event that Genpact Bermuda is (or, in some cases, has been) treated as a PFIC, proposed Treasury Regulations (which have a retroactive effective date), if finalized in their current form, generally would require a U.S. Holder to recognize gain as a result of the Domestication unless the U.S. Holder makes (or has made) certain elections.
THE TAX CONSEQUENCES OF THE DOMESTICATION ARE COMPLEX AND WILL DEPEND ON A HOLDER’S PARTICULAR CIRCUMSTANCES. ALL HOLDERS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISOR FOR A FULL DESCRIPTION AND UNDERSTANDING OF THE TAX CONSEQUENCES OF THE DOMESTICATION, INCLUDING THE APPLICABILITY AND EFFECT OF THE U.S. FEDERAL, STATE, LOCAL AND FOREIGN INCOME AND OTHER TAX LAWS. FOR A DISCUSSION OF THE MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION, SEE THE SECTION OF THE DOMESTICATION PROXY STATEMENT/PROSPECTUS ENTITLED “MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2026	—	—	—	244,137,014
August 1-August 31, 2026	—	—	—	244,137,014
September 1-September 30, 2026	871,787	35.49	871,787	213,193,451
Total	871,787	35.49	871,787
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sydney Schaub (Senior Vice President, Chief Legal Officer and Corporate Secretary)	Adoption (September 15, 2026)	Rule 10b5-1 trading arrangement	Sale	Until June 15, 2027, or such earlier date upon which all transactions are completed	Up to 22,748 common shares(1)
Sameer Dewan (Senior Vice President, Global Business Leader, Financial Services)	Adoption (September 11, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 5, 2027, or such earlier date upon which all transactions are completed	Up to 28,086 common shares(1)

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

10.1†
Employment Agreement between the Company and Sumita Pandit, dated September 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on September 8, 2026).

10.2†
Separation Agreement and General Release, dated as of September 15, 2026, by and between the Company and Michael Weiner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-33626) filed with the SEC on September 18, 2026).

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 7, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 6, 2026
GENPACT LIMITED

By:	/s/ Balkrishan Kalra
Balkrishan Kalra
Chief Executive Officer

By:	/s/ Sumita Pandit
Sumita Pandit
Chief Financial Officer